Form 10QSB
period 2002-11-30
RTG VENTURES INC
filed 2003-03-11
CIK 1127475

FORM 10-QSB



                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal quarter ended: November 30,
                     2002 Commission file number: 333-85072



                               RTG VENTURES, INC.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                                59-3666743
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                              11800 28 STREET NORTH
                         ST. PETERSBURG, , FLORIDA 33716
                    (Address of principal executive offices)
                                   (Zip code)

                          (727) 592-0146 (Registrant's
                     telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     [X] Yes      [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 2002: 5,208,000 shares of common stock, $..001 par value per share.

                               RTG VENTURES, INC.

                                      INDEX



                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION
      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  November 30, 2002 ..............................................................................   2

       Statements of Operations (Unaudited)
                  For the Six  Months Ended November 30, 2002 and 2001 ...........................................   3

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended November 30, 2002 and 2001 ............................................   4

      Notes to Consolidated Financial Statements .................................................................   5

      Item 2 - Management's Discussionand Analysis of Financial Condition and Results of Operations ..............   6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..................................................................................   6

      Item 4 - Submission of Matters to a Vote of Security Holders................................................   6

      Item 6 - Exhibits and Reports on Form 8-K...................................................................   6

      Signatures..................................................................................................   7

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               RTG VENTURES, INC.
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                    November 30,
                                                                        2002
                                                                      --------
Current assets:
  Cash                                                                 $     --
  Notes receivableble                                                    86,928
  Refundable income taxes                                                 2,257
                                                                       --------
      Total current assets                                               89,185
                                                                       --------

Total assets                                                           $ 89,185
                                                                       ========

                              STOCKHOLDERS' EQUITY
                              --------------------

Current liabilities:
  Accounts payable - trade                                             $  2,360
                                                                       --------
      Total current liabilities                                           2,360


Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized, 5,208,000
  shares issued and outstanding                                           5,208
 Additional paid in capital                                              51,792
 Unpaid stock subscriptions                                              (4,000)
 Retained earnings                                                       33,825
                                                                       --------
                                                                         86,825
                                                                       --------
                                                                       $ 89,185
                                                                       ========

                 See accompanying notes to financial statements.

                               RTG VENTURES, INC.
                                INCOME STATEMENTS
          THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                    Three Months Ended                Six Months Ended
                                               November 30,     November 30,     November 30,     November 30,
                                                   2002            2001              2002            2001
                                               -----------      -----------      -----------      -----------
 Commission income                             $        --      $        --      $        --      $    31,848

 OPERATING EXPENSES:
   Brokerage and outside services                       --               --               --           11,798
   Freight                                              --               --               --           12,753
   Professional fees                                   350              350            2,350            2,500
   Administrative expenses                              75              175              189              903
                                               -----------      -----------      -----------      -----------
                                                       425              525            2,539           27,954
                                               -----------      -----------      -----------      -----------
 Other income and (expense)
   Interest income                                      --               --               --               --
                                               -----------      -----------      -----------      -----------
 Net income before income taxes                       (425)            (525)          (2,539)           3,894
   Provision for income taxes                           --               --               --              584
                                               -----------      -----------      -----------      -----------
Net income                                     $      (425)     $      (525)     $    (2,539)     $     3,310
                                               ===========      ===========      ===========      ===========



PER SHARE INFORMATION:
 BASIC AND DILUTED (LOSS) PER COMMON SHARE     $     (0.00)     $     (0.00)     $     (0.00)     $      0.00
                                               ===========      ===========      ===========      ===========

 Weighted average shares outstanding             5,208,000        5,208,000        5,208,000        5,208,000
                                               ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                               RTG VENTURES, INC.
                            Statements of Cash Flows
                   Six Months Ended November 30, 2002 and 2001
                                   (UNAUDITED)

                                                             Six Months Ended
                                                        November 30,   November 30,
                                                            2002          2001
                                                         ---------      ---------
NET INCOME                                               $  (2,539)     $   3,310
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Expenses paid to reduce note balance                       1,250             --
Change in assets and liabilities:
  (Increase) in accounts receivable                             --          4,368
  (Increase) in vendor deposits and prepaid expenses            --        109,584
   Increase in accounts payable                              1,110        (13,947)
   Increase in customer deposits                                --        (40,398)
   Increase in accrued income taxes                             --         (3,858)
                                                         ---------      ---------
  Total adjustments                                          2,360         55,749
                                                         ---------      ---------
  Net cash provided by (used in)
   operating activities                                       (179)        59,059

Cash provided by financing activities
  Repayment of advances including related parties               --       (341,489)
                                                         ---------      ---------
  Net cash provided by financing activities                     --       (341,489)

Increase (decrease) in cash                                   (179)      (282,430)
Cash and cash equivalents,
 beginning of period                                           179        282,783
                                                         ---------      ---------
Cash and cash equivalents,
 end of period                                           $      --      $     353
                                                         =========      =========


                 See accompanying notes to financial statements.

RTG Ventures, Inc.
Notes to Consolidated Financial Statements
November 30, 2002

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended May 31, 2002, included elsewhere herein.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the six months ended November 30, 2002, the Company's note receivable balance was reduced by $1,250 resulting from payment of Company related professional fees by a maker of the note.

RESULTS OF OPERATIONS

         Six months ended November 30, 2002 compared to six months ended November 30, 2001

         We had no sales for the six months ended November 30, 2002, as opposed to sales for the six months ended November 30, 2001 of $31,848. 2001.

         We had a net loss of $2,539 for the six months ended November 30, 2002 as opposed to a net profit of $3,310 for the six months ended November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         On November 30, 2002, the Company had a working capital of $86,825.


             PART II - OTHER INFORMATION PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Company is not involved in any material litigation.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) None

         (b) Reports on Form 8-K

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RTG Ventures, Inc.



Dated: March 10, 2003                       By: /s/Joseph Camillo,
                                                ----------------------------
                                                   Joseph Camillo, President

                                 Certifications
                                 --------------

I, Joseph Camillo, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of RTG Ventures, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of RTG Ventures, Inc., as of, and for, the periods presented in this quarterly report.

Date: March 10,  2003

/s/ Joseph Camillo
------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTG Ventures, Inc.. ("the Company")on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"),I, Joseph Camillo, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  March 10, 2003

/s/ Joseph Camillo
------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer