Form 10QSB
period 2003-02-28
RTG VENTURES INC
filed 2003-05-06
CIK 1127475

FORM 10-QSB

                       Securities and Exchange Commission
                              Washington D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended: February 28,
                     2003 Commission file number: 333-85072

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

                                 __X__ Yes __ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2003: 5,208,000 shares of common stock, $.001 par value per share.

                               RTG VENTURES, INC.

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited)
                  February 28, 2003 ......................................................................  2
       Statements of Operations (Unaudited)
                  For the Nine  Months Ended February 28, 2003 and 2002 ..................................  3
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended February 28, 2003 and 2002 ...................................  4

      Notes to Consolidated Financial Statements .........................................................  5

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations .....  6


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings .........................................................................  6

      Item 4 - Submission of Matters to a Vote of Security Holders .......................................  6

      Item 6 - Exhibits and Reports on Form 8-K ..........................................................  6

      Signatures .........................................................................................  7

                                 RTG Ventures, Inc.
                                   Balance Sheet
                                    (Unaudited)

                      ASSETS
                      ------
                                             February 28,
                                                 2003
                                             ------------
Current assets:
  Cash                                         $     59
  Notes receivableble                            84,759
  Refundable income taxes                         2,257
                                               --------
      Total current assets                       87,075
                                               --------

Total assets                                   $ 87,075
                                               ========

               STOCKHOLDERS' EQUITY
               --------------------

Current liabilities:
  Accounts payable - trade                     $    700
                                               --------
      Total current liabilities                     700


Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized, 5,208,000
  shares issued and outstanding                   5,208
 Additional paid in capital                      51,792
 Unpaid stock subscriptions                      (4,000)
 Retained earnings                               33,375
                                               --------
                                                 86,375
                                               --------
                                               $ 87,075


                 See accompanying notes to financial statements.

                               RTG VENTURES, INC.
                                INCOME STATEMENTS
                  NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (UNAUDITED)

                                                     Nine Months Ended
                                                February 28,      February 28,
                                                    2003             2002
                                                -----------       -----------
 Commission income                              $        --       $    25,556

 OPERATING EXPENSES:

   Brokerage and outside services                        --                --
   Freight                                               --            12,753
   Professional fees                                  2,700             2,500
   Administrative expenses                              289             4,894
                                                -----------       -----------
                                                      2,989            20,147
                                                -----------       -----------

 Other income and (expense)
   Interest income                                       --                --
                                                -----------       -----------
 Net income before income taxes                      (2,989)            5,409
   Provision for income taxes                            --               800
                                                -----------       -----------

Net income                                      $    (2,989)      $     4,609
                                                ===========       ===========


PER SHARE INFORMATION:

 BASIC AND DILUTED (LOSS) PER COMMON SHARE      $     (0.00)      $      0.00
                                                ===========       ===========

 Weighted average shares outstanding              5,208,000         5,208,000
                                                ===========       ===========

                 See accompanying notes to financial statements.

                               RTG VENTURES, INC.
                            Statements of Cash Flows
                  Nine Months Ended February 28, 2003 and 2002
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                      February 28,  February 28,
                                                          2003         2002
                                                      ------------  ------------

NET INCOME                                              $  (2,989)    $   4,609
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Expenses paid to reduce note balance                      3,419
Change in assets and liabilities:                              --
  (Increase) in accounts receivable                            --         4,368
  (Increase) in vendor deposits and prepaid expenses           --       109,584
   Increase in accounts payable                              (550)      (13,947)
   Increase in customer deposits                               --       (40,398)
   Increase in accrued income taxes                            --        (5,157)
                                                        ---------     ---------
  Total adjustments                                         2,869        54,450
                                                        ---------     ---------
  Net cash provided by (used in)
   operating activities                                      (120)       59,059

Cash provided by financing activities
  Repayment of advances including related parties              --      (341,639)
                                                        ---------     ---------
  Net cash provided by financing activities                    --      (341,639)

Increase (decrease) in cash                                  (120)     (282,580)
Cash and cash equivalents,
 beginning of period                                          179       282,783
                                                        ---------     ---------
Cash and cash equivalents,
 end of period                                          $      59     $     203
                                                        =========     =========

                See accompanying notes to financial statements.

RTG Ventures, Inc.
Notes to Consolidated Financial Statements
February 28, 2003

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

During the nine months ended February 28, 2003, the Company's note receivable balance was reduced by $3,419 resulting from payment of Company related professional fees by a maker of the note.


RESULTS OF OPERATIONS

      Nine months ended February 28, 2003 compared to Nine months ended February 28, 2003.

      We had no commission income for the nine months ended February 28, 2003, as opposed to commission income for the nine months ended February 28, 2002 of $25,586.

      We had a net loss of $2989 for the nine months ended February 28, 2002 as opposed to a net profit of $4,609 for the nine months ended February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      On February 28, 2003, the Company had working capital of $86,375.

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

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RTG Ventures, Inc.



    Dated: May 5 2003                       By: /s/Joseph Camillo,
                                                -------------------------
                                                Joseph Camillo, President

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

    4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5,  2003

/s/ Joseph Camillo
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RTG Ventures, Inc. ("the Company") on Form 10-QSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Joseph Camillo, Chief Financial Officer, Principal Accounting Officer, Chief Executive Officer and President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 5, 2002

/s/ Joseph Camillo
-----------------------------------
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer