Form 10KSB
period 2003-05-31
RTG VENTURES INC
filed 2003-12-31
CIK 1127475

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

|_|

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

RTG Ventures, Inc.
(Exact name of registrant as specified in its charter)

Florida	333-85072	59-3666743
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

Berkeley House, Berkeley Square,

London W1J 6BD, England
(Address of principal executive offices, including zip code)

011 44 20 7887-6180
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |  |  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $0

As of                    , 2003, the aggregate market value of the voting and non-voting common equity, based on the last reported sale price of the issuer's voting stock, held by non-affiliates was $                 . Exclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 4, 2003: 31,560,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

#

Forward Looking Statements: This Report contains, or incorporates by reference, certain statements that may be deemed "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to the ability of the Company to raise money, to conduct operations profitably, to expand its business by the use of technology, technological changes which may intensify competition (such as digital film) and make it possible for customers to directly or through another source, effect the processing proposed to be done by the Company, markets, services and prices, and other factors discussed in the Company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

THE COMPANY

Company

The Company was organized under the laws of the State of Florida on September 29, 1998. Until May 21, 2003 the Company was in the business of importing crawfish which has been farmed and harvested from Indonesia. On May 21, 2003 the Company entered into an Agreement for the Exchange of Common Stock with MJWC, a British Virgin Islands corporation, the result of which MJWC became our wholly-owned subsidiary. On the same day, we entered into an Asset Transfer Agreement with Brain Games Asia, Inc., a British Virgin Islands corporation, in which we acquired all of the assets of Brain Games Asia, Inc. The Company discontinued its crawfish business. The Company’s main business is multimedia gaming. It has acquired exclusive rights from the Sports Ministry of the Peoples Republic of China to stage a number of games of skill and chance, including the Chinese Chess Championship (Xiangqi), Mah-jong and Chinese Poker. The contract for the Chinese Chess (Xiangqi) Championship until is until 2005, and the contract for Mah-jong and Chinese Poker (Sheng-ji) are until 2008. Our business is not seasonal.

The technology used is capable of accommodating up to 200,000 simultaneous players for each of these games concurrently. These games are played daily by hundreds of millions of people in China and have significant revenue opportunities. The Company plans to establish strategic alliances and joint ventures to maximize these revenue streams and to build a global image as a recognized brand. The company expects to see significant revenue opportunities from gaming participation, sponsorship of events from western corporations, advertising, merchandising, satellite television rights to land based events, leading up to the 2008 Olympics in Beijing, and from database marketing. The Company does not expect to see significant revenue until the second half of fiscal 2004 (March 2004 to August 2004). There is no assurance that we will be able to organize these events or, if successfully organized, that sponsors can be contracted.

Our principle place of business is located at Berkeley Square House, Berkeley Square, London W1J 6BD, England and our telephone number is +44 (0)20 7887 6180.

General.

Sales and Marketing.

For the next six months the Company intends to use the directors and consultants as its sales and marketing team.

Competition.

Since the Company has exclusive contracts with the Sports Ministry of the Peoples Republic of China there is no competition in the Chinese Chess Championship (Xiangqi), Mah-jong and Chinese Poker, the Company’s main business. However, there are many competitive games which compete with the audience that the Company has targeted, both in China and the rest of the world. These competitors will not only compete for the audience but also for sponsorship. Many of these will be the same sponsors that the Company approaches.

Since the Company’s inception, no funds have been expended for research and development.

Employees.

As of May 31, 2003, the Company had only two directors.

Investment Considerations and Risk Factors:

An investment in our common stock is highly speculative, and brings with it a number of investment considerations and risk factors which an existing stockholder or prospective purchaser of our common stock should take into account.

•

The Company may not be able to raise any money.

•

The Company may ot be able to restructure its existing debt.

•

The Company may not arrange any competitions.

•

If competitions are arranged sponsor may not be able to be found.

•

 Sponsorship may not be able to generate a profit for the Company.

Item 2. Description of Property.

The Company does not own or a have lease for any property. The Company rents on a month-by-month basis premises at Berkeley Square House, Berkeley Square, London, W1J 6BD, England, it’s corporate headquarters.

Item 3 Legal Proceedings.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended May 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

RTG Ventures Inc’s. common stock has been traded on the Electronic Bulletin Board under the symbol RTGV since November 2002.

Per Share Market Price Data

Our shares are very thinly traded. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices per share of RTG Ventures Inc. common stock as reported on the Electronic Bulletin Board:

	High	Low
Second Quarter ended November 30, 2002	$0.01	$0.005
Third Quarter ended February 28, 2003	$0.01	$0.005
Fourth Quarter ended May 31, 2003	$0.01	$0.005

(b) Holders. The number of record holders of our Company's common stock was approximately 43 on September 4, 2003, computed by the number of record holders, excluding record holders for  whom shares are being held in the name of brokerage houses and clearing agencies.

(c) Dividends. Our Company has paid no cash dividends on our common stock during the past three fiscal years. We are not subject to any restrictions affecting our present or future ability to pay dividends with respect to our common stock. However, we do not presently have any plans to pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operation of our Company should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations.

The Company is a development stage company. Prior to May 2003, the Company had no material operations, and there are no accordingly no meaningful comparisons with operating results from prior periods.

The Company expended $634,751 in professional fees and expenses. Those fees included legal fees (including general corporate, securities and intellectual property counsel); audit fees; and consulting fees.

Liquidity and Capital Resources

During the twelve months ended May 31, 2003, the Company had no cash and cash equivalents. The Company has no present source of revenue, and does not anticipate generating any revenues until the forth quarter of fiscal 2004. There is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement referred to below and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

The Company presently expects to raise approximately one million dollars (before fees and expenses) through the Private Placement, and anticipates the Private Placement will be effected prior to February 28, 2004. However, there is no assurance that the Private Placement will be successful. Furthermore, the Private Placement, if successful, is unlikely to provide sufficient funds to sustain the Company until its cash flow is positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities.

In addition the Company is negotiating with certain of the creditors to exchange their debt for equity in the Company. There are no assurances that the Company will be successful in negotiating this exchange. If the Company is unable to secure the required financing or renegotiate it’s debtors, it may be forced to cease operations.

Item 7. Financial Statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

and Shareholders of  RTG Ventures, Inc. and Subsidiary

We have audited the accompanying balance sheet of RTG Ventures, Inc. and Subsidiary (a development stage company), as of May 31, 2003 and the related statements of operations, cash flows and changes in stockholders’ deficit for the years ended May 31, 2003 and 2002 and for the period July 17, 2000, (date of inception), to May 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position RTG Ventures, Inc. and Subsidiary as of May 31, 2003, and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002, and for period July 17, 2000, (date of inception) to May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

New York, New York

December 9, 2003

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

MAY 31, 2003

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 692,209

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 31,683,000 shares issued and outstanding	31,683
Additional paid-in capital	47,792
Accumulated deficit	(745,209)

Total stockholders' deficit	(665,734)

$ 26,475

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			July 17, 2000
	Year Ended May 31,		(date of inception)
	2003	2002	to May 31, 2003

Operating expenses
General and administrative expenses	$ 147,322	$ -	$ 147,322
Merger and acquisition costs	634,751	-	634,751

Net loss	$ (782,073)	$ -	$ (782,073)

Loss per share - basic and diluted	$ (0.034)	$ -	$ (0.034)

Weighted average shares outstanding:
Basic and diluted	22,994,740	-	22,994,740

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During Develop-
	Shares	Amount	Capital	ment Stage	Total

Shares issued at inception	-	$ -	$ -	$ -	$ -

Balance, May 31, 2001 and 2002	-	-	-	-	-

Shares issued	50,000	500	-	-	500

Reverse acquisition of RTG	27,958,000	27,958	47,792	36,864	112,614

Shares issued for acquisition of
certain intangible rights	3,725,000	3,725	-	-	3,725

Exchange of MJWC pre-merger shares
for shares in the company	(50,000)	(500)		-	(500)

Net loss	-	-	-	(782,073)	(782,073)

Balance, May 31, 2003	31,683,000	$ 31,683	$ 47,792	$ (745,209)	$ (665,734)

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			July 17, 2000
	Year Ended May 31,		(date of inception)
	2003	2002	to May 31, 2003

Cash flows from operating activities:
Net loss	$ (782,073)	$ -	$ (782,073)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued merger and acquisition costs	634,751	-	634,751
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Notes receivable	88,178	-	88,178
Refundable income taxes	2,257	-	2,257
Accounts payable	56,387	-	56,566

Net cash used in operating activites	(500)	-	(321)

Cash flows from financing activities
Common stock issued, pre-merger	500	-	500

Decrease in cash; cash, end of period	$ -	$ -	$ 179

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets acquired	$ 26,475	$ -	$ 26,475
Issuances of common stock	(26,475)	-	(26,475)

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

RTG Ventures, Inc. ("RTG" or the "Company") was incorporated in Florida in September 1998 and was inactive until May 2003 when it acquired 100% of the outstanding common stock of MJWC, Inc. ("MJWC"), a British Virgin Island corporation, which is in the development stage.  (See Note 3).

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has sustained continuing operating losses and lacks sources of revenue, which creates uncertainty about the Company’s ability to continue operations as a going concern.  The Company’s ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.  The Company expects to raise $1,000,000 (before fees and expenses) through an intended private placement in early 2004 and/or other financing(s) in order for the Company to continue operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the company to continue as a going concern.

On May 22, 2003, the Company increased the number of shares of common stock authorized to be issued from 20,000,000 to 50,000,000.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary MJWC, Inc.  All significant intercompany transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Amortization of Intangible Assets

Intangible assets consist of contractual rights to organize and promote events.  No amortization has been recorded, since operations have not yet commenced and the assets have not been placed in service.

Income Taxes

The Company provides for income taxes in accordance with SFAS 109, Accounting For Income Taxes.  SFAS 109 prescribes the use of the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted statutory tax rates in effect at the balance sheet date.  The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the year.  Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive.  The Company does not have any common stock equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consisting of accounts payable and accrued expenses and loan payable.  The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these assets and liabilities.  The fair value for the capital lease obligation, including the current portion, approximates fair value due to the rates currently offered for similar instruments.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation, Transition, and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 required disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have an impact on the Company's financial statements.  The Company will modify its disclosures in its quarterly reports, as provided for in the new standard.

In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and / or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's financial statements.

 In November 2002, the EITF reached a consensus on EITF No. 02-16, Accounting for Consideration Received from a Vendor by a Customer. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's financial statements.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore, there will not be any impact on the Company's financial statements and there was no need for the Company to modify its disclosures herein as required.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associates with Exit or Disposal Activities.  SFAS No. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred.  In addition, onetime termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company’s financial statements.

In January 2002, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expense.  EITF No. 01-14 required that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement.  This change has no material impact on the Company’s historical and present financial statements.

In November 2001, the FASB's EITF reached a consensus on EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is which is a codification of EITF Nos. 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company adopted this statement on March 1, 2002 with no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted this statement on March 1, 2002 with no material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2002 the Company adopted this statement, which did not impact the results of operations, financial position or cash flows.

In July 2001, the FASB issued SFAS No. 143, Accounting for Assets Retirement Obligations.  SFAS No. 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets. The Company adopted this statement on November 1, 2001 and it did not have a material impact on its financial statements.

NOTE 3 - ACQUISITIONS

On May21, 2003, MJWC merged into the Company.  The merger was accounted for as a reverse acquisition whereby MJWC was treated as the acquirer and RTG as the acquiree, because MJWC holds the rights to organize and promote the world Chinese Poker Championship and the world Mah Jong Championship and the Company was a “shell corporation.”

Purchase accounting was performed on RTG upon its fair market value at the transaction date.  As the Company was a “shell corporation” at the time of acquisition, the fair value of RTG was nominal, and, thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate.

In addition, the Company also acquired certain intangible assets of Brain Games Asia, Inc. (“BGA”), which organizes and hosts skill games, especially Chinese Chess, in the People’s Republic of China and other Far Eastern countries.

NOTE 4 – INCOME TAXES

As of May 31, 2003, there are loss carryforwards for Federal income tax purposes of approximately $782,000 available to offset future taxable income.  The carryforwards expire in various years through 2018.  The Company does not expect to incur a Federal income tax liability in the foreseeable future.  Accordingly a valuation allowance for the full amount of the related deferred tax asset of approximately $265,000 has been established until the realization of the tax benefit from the loss carryforwards are assured.

NOTE 5 – COMMON STOCK

In May 2003, 22,750,000 shares of RTG common stock, par value $.001 were issued for all of the outstanding shares of MJWC.  The fair market value of the MJWC shares received was equal to the par value of the RTG stock issued, thus no goodwill was recorded.  The intangible assets acquired consist of contractual rights to promote and organize the world Chinese Poker Championship and the world Mah Jong Championship.

In May 2003, certain intangible assets from BGA were acquired in exchange for 3,725,000 shares of common stock of RTG, $.001 par value.  The intangible assets acquired consist primarily of rights to arrange, organize and promote the Chinese Chess championships.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

During the fiscal year ending May 31, 2003, the following individuals served as executive officers and directors of our Company.

Name	Age	Position with Company	Officer Since	Director Since
Joseph Camillo	56	Secretary and Director	1998	1998
Pamela Wilkinson	44	President and Director	1998	1998

Both Mr. Camillo and Ms. Wilkinson resigned as officers and directors on June 5, 2003.

Mr. Joseph Camillo has been an officer and director of the company since September 29, 1998. From 1991 to 1996, Mr. Camillo was employed as a registered representative with Cohig & Associates, Inc., a securities broker-dealer. From 1996 to the present, Mr. Camillo has been a consultant to private and public corporations. From July 14, 1998 to January 24, 2002, he was secretary of Asphalt Paving International, Inc., and from August 21, 1997 to February 10, 2001, he was secretary and a director of Power Fluids Inc., both of which are companies which publicly trade on the OTCBB.

Pamela Wilkinson Cohen has been an officer and director of the company since September 29, 1998. Ms. Cohen is also presently the president and director of Ramsy Holdings Corp., and its wholly owned subsidiary, GPI Marketing, Inc., both of which are private companies. GPI is in the business of marketing paintballs for International Paintball Manufcturing Corp. Ms. Wilkinson is also president and a director of another private company, Progressive Media Group, Inc., which is a consulting company.

There are no family relationships among our officers, directors, or persons nominated for such positions.

Item 10. Executive Compensation.

No executive compensation has been paid since our inception.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2003, there were 31,683,000shares of our common stock outstanding. The following tabulates holdings of our common shares by each person who, as of May 31, 2003, (a) holds of record or is known by us to own beneficially more than 5.0% of our common shares and, in addition, (b) by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Security Ownership of Beneficial Owners(1)(2):

Title of

Class          Name & Address                                    Amount      Nature     Percent

-------------------------------------------------------------------------------------------------

Common    Joseph Camillo                                     3,000,000     Direct         9.5%

Common    Pamela Wilkinson                                2,000,000     Direct         6.3%

Common    Brain Games Asia Inc                          3,725,000     Direct       11.8%

Common    Fraser International Holdings Inc      17,810,000     Direct       56.4%

Common    Pensicola Securities                             3,000,000     Direct         9.5%

Security Ownership of Management(2):

Title of     Name & Address of

Class        Officers & Directors as a Group      Amount      Nature     Percent

-------------------------------------------------------------------------------------------

Common   Joseph Camillo                             3,000,000    Direct           9.5%

Common   Pamela Wilkinson                        2,000,000    Direct           6.3%

TOTAL OFFICERS &

DIRECTORS IN A GROUP                       5,000,000    Direct        15.8%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned, to the best of our knowledge.

(2) This table is based upon information obtained from our stock records.

Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Change of Control.

There are currently no arrangements, which would result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

N/A

Item 13. Exhibits and Reports on Form 8-K.

(a)   Documents filed as part of this Report:

1.    Financial Statements:

•

Report of Independent Certified Public Accountant;

•

Balance Sheets as of May 31, 2003 and 2002;

•

Statement of Shareholders' Equity from inception through May 31, 2003;

•

Statement of Profit and Loss for the years ending May 31, 2003 and May 31, 2002;

•

Statement of Cash Flows for the years ending May 31, 2003 and May 31, 2002;

•

Notes to Financial Statements.

2. Financial Statement Schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:

Exhibit

No.

Description

31.1

Chief  Executive Officer - Rule 13a-14(a)  Certification

31.2

Chief Financial Officer - Rule 13a-14(a)  Certification

32.1

Chief  Executive Officer - Sarbanes-Oxley Act Section  906 Certification

32.2

Chief Financial Officer - Sarbanes-Oxley Act Section  906 Certification

(b)   No reports on Form 8-K were filed by the Registrant during the fiscal quarter ended May 31, 2003.

Item 14. Disclosure Controls and Procedures.

Based upon an evaluation performed within 90 days of this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

In accord with SEC requirements, the Chief Executive Officer and Chief Financial Officer note that, since the date of their evaluations to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

(Registrant)

By:

/s/Linda Perry __________

Linda Perry, President

Dated December 22, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Brian Wolfson	Chairman of the Board and Director	December 22, 2003
/s/ Linda Perry Linda Perry	Chief Executive Officer and Director	December 22, 2003
/s/ J. Barrington Fludgate Harvey Kash	Chief Financial Officer and Director	December 22, 2003