Form 10QSB
period 2003-08-31
RTG VENTURES INC
filed 2004-01-02
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

Commission File Number 333-85072

RTG VENTURES INC.
(Exact name of registrant as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Berkeley House, Berkeley Square, London W1J 6BD, England	10010
(Address of principal executive offices)	(Zip Code)

011 44 20 7887-6180
(Registrant's telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |  |

As of August 31, 2003, the Registrant had 32,133,000 outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AUGUST 31, 2003

(UNAUDITED)

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 915,209

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 32,133,000 shares issued and outstanding	32,133
Additional paid-in capital	47,792
Accumulated deficit	(968,659)

Total stockholders' deficit	(888,734)

$ 26,475

                      The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	ThreeMonths Ended		July 17, 2000
	August 31,	August 31,	(date of inception)
	2003	2002	to August 31, 2003

Operating expenses
General and administrative expenses	$ 223,450	$ -	$ 370,772
Merger and acquisition costs	-	-	$ 634,751

Net loss	$ (223,450)	$ -	$ (1,005,523)

Loss per share - basic and diluted	$ (0.007)	$ -	$ (0.032)

Weighted average shares outstanding:
Basic and diluted	31,695,329	-	31,695,329

                   The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During Develop-
	Shares	Amount	Capital	ment Stage	Total

Shares issued at inception	-	$ -	$ -	$ -	$ -

Balance, May 31, 2001 and 2002	-	-	-	-	-

Shares issued	50,000	500	-	-	500

Reverse acquisition of RTG	27,958,000	27,958	47,792	36,864	112,614

Shares issued for acquisition of
certain intangible rights	3,725,000	3,725	-	-	3,725

Exchange of MJWC pre-merger shares
for shares in the company	(50,000)	(500)		-	(500)

Net loss	-	-	-	(782,073)	(782,073)

Balance, May 31, 2003	31,683,000	31,683	47,792	(745,209)	(665,734)

Shares issued for services performed	450,000	450	-	-	450

Net loss	-	-	-	(223,450)	(223,450)

Balance, August 31, 2003	32,133,000	$32,133	$ 47,792	$ (968,659)	$(888,734)

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		July 17, 2000
	August 31,	August 31,	(date of inception)
	2003	2002	to August 31, 2003

Cash flows from operating activities:
Net loss	$ (223,450)	$ -	$ (1,005,523)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued merger and acquisition costs	-	-	634,751
Common stock issued for services rendered	450	-	450
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable	223,000	-	279,387

Net cash used in operating activites	-	-	(500)

Cash flows from financing activities
Common stock issued, pre-merger	-	-	500

Decrease in cash; cash, end of period	$ -	$ -	$ -

Supplemental cash flow information:
Non-cash investing and financing activities:
Legal fees	$ 450	$ -	$ 450
Intangible assets acquired	-	-	26,475
Issuances of common stock	(450)	-	(26,925)

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

RTG Ventures, Inc. ("RTG" or the "Company") was incorporated in Florida in September 1998 and was inactive until May 2003 when it acquired 100% of the outstanding common stock of MJWC, Inc. ("MJWC"), a British Virgin Island corporation, which is in the development stage.  The Company holds contractual rights to promote and organize the world Chinese Poker Championship, the world Mah Jong Championship, and  Chinese Chess.  (See Note 3).

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has sustained continuing operating losses and lacks sources of revenue, which creates uncertainty about the Company’s ability to continue operations as a going concern.  The Company’s ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.  The Company expects to raise capital through an intended private placement in early 2004 and/or effect other financing(s) in order for the Company to continue operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the company to continue as a going concern.

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended May 31, 2003 filed by the Company with the Securities and Exchange Commission (“SEC”) on December 9, 2003.

As previously reported on form 8-K, the Company elected to change its fiscal year from May 31, 2003 to August 31, 2003.  The financial statements included in this transition report are unaudited.  However, in accordance with applicable SEC regulations, they will be audited at the same time the fiscal year ending August 31, 2004 financial statements will be audited.

The comparable period for the three months ended August 31, 2002 was previously the first quarter of the accounting acquirors’ fiscal year end of May 31, 2003 and was not previously reported.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of results to be expected for the entire year ending August 31, 2004.

On May 22, 2003, the Company increased the number of shares of common stock authorized to be issued from 20,000,000 to 50,000,000.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 3 - ACQUISITIONS

On May 21, 2003, MJWC merged into the Company.  The merger was accounted for as a reverse acquisition whereby MJWC was treated as the acquirer and RTG as the acquiree, because MJWC holds the rights to organize and promote the world Chinese Poker Championship and the world Mah Jong Championship and the Company was a “shell corporation.”

Purchase accounting was performed on RTG upon its fair market value at the transaction date.  As the Company was a “shell corporation” at the time of acquisition, the fair value of RTG was nominal, and, thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate.

In addition, the Company also acquired certain intangible assets of Brain Games Asia, Inc. (“BGA”), to organize and host skill games, especially Chinese Chess, in the People’s Republic of China and other Far Eastern countries.

NOTE 4 – COMMON STOCK

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

In August 2003, 450,000 shares of common stock of RTG, $.001 par value were issued in exchange for legal services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation for the Quarter ended August 31, 2003.

The Company is a development stage company. Prior to May 2003, the Company had no material operations, and there are accordingly no meaningful comparisons with operating results from prior periods.

The Company expended $223,450 in consulting, administration and professional fees in the quarter ended August 31, 2003.

Liquidity and Capital Resources

During the three months ended August 31, 2003, the Company had no cash or cash equivalents. The Company has no present source of revenue, and does not anticipate generating any revenues until the forth quarter of fiscal 2004. There is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement referred to below and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

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

Item 3. Controls and Procedures

Based upon an evaluation performed within 90 days of this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

In accord with SEC requirements, the CEO and CFO note that, since the date of their evaluations to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31.1 Chief Executive Officer - Rule 13a-14(a) Certification

31.2 Chief Executive Officer - Rule 13a-14(a) Certification

32.1 Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2 Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

(b)          We filed reports on Form 8-K on August 22, 2003 and August 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES INC.
Date: January 2, 2004	By: s/ Barrington J. Fludgate Barrington J. Fludgate, Chief Financial Officer