Form 10QSB
period 2003-11-30
RTG VENTURES INC
filed 2004-01-20
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended November 30, 2003

or

|   | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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

YES |X| NO |  |

As of December 31, 2003, the Registrant had 34,333,000 outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

NOVEMBER 30, 2003

(UNAUDITED)

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 528,959

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 34,333,000 shares issued and outstanding	34,333
Additional paid-in capital	645,592
Accumulated deficit	(1,182,409)

Total stockholders' deficit	(502,484)

Total liabilities and stockholders' deficit	$ 26,475

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	ThreeMonths Ended		July 17, 2000
	November 30,	November 30,	(date of inception)
	2003	2002	to November 30, 2003

Operating expenses
General and administrative expenses	$ 213,750	$ -	$ 594,222
Merger and acquisition costs	-	-	$ 634,751

Net loss	$ (213,750)	$ -	$ (1,228,973)

Loss per share - basic and diluted	$ (0.007)	$ -	$ (0.037)

Weighted average shares outstanding:
Basic and diluted	32,779,886	-	32,779,886

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Three Months Ended		July 17, 2000
	November 30,		November 30,	(date of inception)
	2003		2002	to November 30, 2003

Cash flows from operating activities:
Net loss	$ (213,750)		$ -	$ (1,219,273)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued merger and acquisition costs	-		-	634,751
Common stock issued for services rendered	200		-	650
Common stock issued -exercise of warrant	599,800			599,800
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Notes receivable	-		-	88,178
Refundable income taxes	-		-	2,257
Accounts payable	(386,250)		-	(106,863)

Net cash used in operating activites	-		-	(500)

Cash flows from financing activities
Common stock issued, pre-merger	-		-	500

Decrease in cash; cash, end of period	$ -		$ -	$ -

Supplemental cash flow information:
Non-cash investing and financing activities:
Services rendered	$ 200		$ -	$ 650
Exercise of warrants	$ 599,800		$ -	$ 599,800
Intangible assets acquired	-		-	26,475
Issuances of common stock	(2,200)		-	(29,125)
Additional paid-in capital	(597,800)			(597,800)

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

In August and October 2003, 450,000 shares of common stock of RTG, $.001 par value and 2,000,000 shares of common stock of RTG, $.001 at an average value of $0.30 were issued in exchange for consulting services.

In September 2003, 200,000 restricted shares of common stock of RTG, $.001 par value were issued for services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation for the Quarter ended November 30, 2003.

The Company is a development stage company. Prior to May 2003, the Company had no material operations, and there are accordingly no meaningful comparisons with operating results from prior periods.

The Company expended $213,750 in consulting, administration and professional fees in the quarter ended November 30, 2003.

Liquidity and Capital Resources

During the three months ended November 30, 2003, the Company had no cash or cash equivalents. The Company has no present source of revenue, and does not anticipate generating any revenues until the forth quarter of fiscal 2004. There is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement referred to below and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

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

The Company raised $600,000 through the exercise of its warrants, this was used to reduce the Company’s debt from $1,128,959 to $528,959. The Company is continuing to negotiating with other creditors to exchange their debt for equity in the Company. There are no assurances that the Company will be successful in negotiating this exchange. If the Company is unable to secure the required financing or renegotiate its debtors, it may be forced to cease operations.

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

RTG VENTURES INC.
Date: January 20, 2004	By: s/ Barrington J. Fludgate Barrington J. Fludgate, Chief Financial Officer