Form 10KSB/A
period 2003-05-31
RTG VENTURES INC
filed 2004-01-23
CIK 1127475

U.S. Securities and Exchange Commission

Washington, D.C. 20549

AMENDMENT NO. 1 TO

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

As of  May 31, 2003, the aggregate market value of the voting and non-voting common equity, based on the last reported sale price of the issuer's voting stock, held by non-affiliates was $50,250. Inclusion of shares held by a person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 4, 2003: 31,560,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

#

Item 7 of the report is amended to read as follows.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained continuing operating losses and lacks sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein & Morris

New York, New York

December 9, 2003

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

MAY 31, 2003

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 692,209

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 31,683,000 shares issued and outstanding	31,683
Additional paid-in capital	47,792
Accumulated deficit	(745,209)

Total stockholders' deficit	(665,734)

Total liabilities and stockholders’ deficit	$ 26,475

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

(Registrant)

By:

/s/Linda Perry __________________

Linda Perry, Chief Executive Officer

Dated January 23, 2003

Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Linda Perry Linda Perry	Chief Executive Officer and Director	January 23, 2003
/s/ Barrington J. Fludgate Barrington J. Fludgate	Chief Financial Officer and Director	January 23, 2003