Form 10QSB
period 2004-02-29
RTG VENTURES INC
filed 2004-05-14
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended February 29, 2004

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

YES |X| NO |  |

As of May 13, 2004, the Registrant had 38,233,000 outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

FEBRUARY 29, 2004

(UNAUDITED)

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 531,209

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 37,933,000 shares issued and outstanding	37,933
Additional paid-in capital	1,312,442
Accumulated deficit	(1,855,109)

Total stockholders' deficit	(504,734)

$ 26,475

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		July 17, 2000
	February 29,	February 28,	(date of inception)
	2004	2003	to February 29, 2004

Operating expenses
General and administrative expenses	$ 672,700	$ -	$ 1,220,358
Merger and acquisition costs	-	-	$ 634,751

Net loss	$ (672,700)	$ -	$ (1,855,109)

Loss per share - basic and diluted	$ (0.019)	$ -	$ (0.054)

Weighted average shares outstanding:
Basic and diluted	35,203,972	-	34,049,009

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended		July 17, 2000
	February 29,	February 28,	(date of inception)
	2004	2003	to February 29, 2004

Operating expenses
General and administrative expenses	$ 886,450	$ -	$ 1,220,358
Merger and acquisition costs	-	-	$ 634,751

Net loss	$ (886,450)	$ -	$ (1,855,109)

Loss per share - basic and diluted	$ (0.026)	$ -	$ (0.054)

Weighted average shares outstanding:
Basic and diluted	34,606,770	-	34,049,009

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		July 17, 2000
	February 29,	February 28,	(date of inception)
	2004	2003	to February 29, 2004

Cash flows from operating activities:
Net loss		$ -	$ (1,855,109)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued merger and acquisition costs	-	-	634,751
Common stock issued for services rendered	655,650	-	656,100
Common stock issued -exercise of warrant	614,800		614,800
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable	(384,000)	-	(141,477)

Net cash used in operating activites	-	-	(500)

Cash flows from financing activities
Common stock issued, pre-merger	-	-	500

Decrease in cash; cash, end of period	$ -	$ -	$ -

Supplemental cash flow information:
Non-cash investing and financing activities:
Services rendered	$ 655,650	$ -	$ 656,100
Exercise of warrants	614,800	-	614,800
Intangible assets acquired	-	-	26,475
Issuances of common stock	(5,800)	-	(32,725)
Additional paid-in capital	(1,265,150)		(1,265,150)

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has sustained continuing operating losses and lacks sources of revenue, which creates uncertainty about the Company’s ability to continue operations as a going concern.  The Company’s ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.  The Company expects to raise capital through an intended private placement in 2004 and/or effect other financing(s) in order for the Company to continue operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the company to continue as a going concern.

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

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months and six months ended February 29, 2004 are not necessarily indicative of results to be expected for the entire year ending August 31, 2004.

On May 22, 2003, the Company increased the number of shares of common stock authorized to be issued from 20,000,000 to 50,000,000.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board’s (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits” (“SFAS 132R”).  SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans.  The adoption of this statement does not impact the Company’s historical or present financial statements, as the Company does not have a pension plan and does not offer any other post retirement benefits.

In December 2003, The FASB issued FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met.  FIN No. 46R is effective immediately for all new variable interest entities created or acquired.  The adoption of this statement does not impact the Company’s historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity”.  SFAS 150 requires that certain instruments classified as part of stockholders’ equity and liabilities be classified as liabilities.  The Company has reclassified Class A Special Shares to current liabilities.  Management does not expect the provisions of SFAS 150 to have a material impact on the Company's financial statements.

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

In August 2003 and October 2003, 450,000 shares of common stock of RTG, $.001 par value and 2,000,000 shares of common stock of RTG, $.001were issued in exchange for consulting services.

In September 2003, 200,000 restricted shares of common stock of RTG, $.001 par value were issued for services.

In January 2004, 2,100,000 shares of common stock of RTG, $.001 par value were issued for services.

In February 2004, 1,500,000 restricted shares of common stock of RTG, $.001 par value were issued to the chief executive officer of RTG by the exercise of warrants as defined in her agreement with the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation for the Quarter ended February 29, 2004.

The Company is a development stage company. Prior to May 2003, the Company had no material operations, and there are accordingly no meaningful comparisons with operating results from prior periods.

The Company expended $672,700 in consulting, administration and professional fees in the quarter ended February 29, 2004.

Liquidity and Capital Resources

During the three months ended February 29, 2004, the Company had no cash or cash equivalents. The Company has no present source of revenue, and does not anticipate generating any revenues until the fourth quarter of fiscal 2004. There is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement referred to below and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

The Company presently expects to raise approximately one million dollars (before fees and expenses) through the Private Placement or other means..Furthermore, the Private Placement, if successful, is unlikely to provide sufficient funds to sustain the Company until its cash flow is positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities. The Company is considering other forms of capital raising as well.

The Company continues to reduce its debt by the exchange of debt for equity and liabilities in the form of options/warrants. As the Company continues to seek financing it is encouraging creditors to accept equity in the Company instead of cash payment for services.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements as filed in our annual report on Form 10-KSB.

Although certain accounting policies involve significant judgments and assumptions by many companies in preparing their financial statements, our limited operations to date have not generally required the use of estimates to a significant degree, and accordingly we are not able to identify any specific accounting policies as critical accounting policies requiring judgments or estimates which could have a material impact on our carrying values of assets and liabilities or our results of operations.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and the Chief Financial  Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and the Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.

There have been no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

31.1 Chief Executive Officer - Rule 13a-15(e) Certification

31.2 Chief Financial Officer - Rule 13a-15(e) Certification

32.1 Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification

32.2 Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES INC.
Date: May 14th, 2004	By: s/Linda Perry Linda Perry, Chief Executive Officer