Form 10QSB
period 2004-05-31
RTG VENTURES INC
filed 2004-07-15
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended May 31, 2004

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

YES |X| NO |  |

As of July 13, 2004, the Registrant had 38,233,000??? outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

MAY 31, 2004

(UNAUDITED)

ASSETS

Intangibles	$ 26,475

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 699,709

Stockholders' Deficit
Common stock, $0.001 par value, 50,000,000 shares
authorized; 37,933,000 shares issued and outstanding	37,933
Additional paid-in capital	1,312,442
Accumulated deficit	(2,023,609)

Total stockholders' deficit	(673,234)

Total liabilities and stockholders’ deficit	$ 26,475

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,	(date of inception)
	2004	2003	to May 31, 2004

Operating expenses
General and administrative expenses	$ 168,500	$ 147,322	$ 1,388,858
Merger and acquisition costs	-	634,751	$ 634,751

Net loss	$ (168,500)	$ (782,073)	$ (2,023,609)

Loss per share - basic and diluted	$ (0.004)	$ (0.034)	$ (0.058)

Weighted average shares outstanding:
Basic and diluted	37,933,000	22,994,740	35,139,811

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
	May 31,	May 31,	(date of inception)
	2004	2003	to May 31, 2004

Operating expenses
General and administrative expenses	$ 1,054,950	$ 147,322	$ 1,388,858
Merger and acquisition costs	-	634,751	$ 634,751

Net loss	$ (1,054,950)	$ (782,073)	$ (2,023,609)

Loss per share - basic and diluted	$ (0.029)	$ (0.034)	$ (0.058)

Weighted average shares outstanding:
Basic and diluted	35,930,455	22,994,740	35,139,811

The accompanying notes are an integral part of these financial statements

RTG VENTURES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended		July 17, 2000
	May 31,	May 31,	(date of inception)
	2004	2003	to May 31, 2004

Cash flows from operating activities:
Net loss	$ (1,054,950)	$ (782,073)	$ (2,023,609)
Adjustments to reconcile net loss to
net cash used in operating activities
Accrued merger and acquisition costs	-	634,751	634,751
Common stock issued for services rendered	655,650	-	656,100
Common stock issued -exercise of warrant	614,800		614,800
Increase (decrease) in cash flows from
operating activities resulting from changes in:
Notes receivable	-	88,178	88,178
Refundable income taxes	-	2,257	2,257
Accounts payable	(215,500)	56,387	27,523

Net cash used in operating activites	-	(500)	-

Cash flows from financing activities
Common stock issued, pre-merger	-	500	500

Decrease in cash; cash, end of period	$ -	$ -	$ 500

Supplemental cash flow information:
Non-cash investing and financing activities:
Services rendered	$ 655,650	$ -	$ 656,100
Exercise of warrants	614,800	-	614,800
Intangible assets acquired	-	26,475	26,475
Issuances of common stock	(5,800)	(26,475)	(32,725)
Additional paid-in capital	(1,265,150)		(1,265,150)

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

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months and nine months ended May 31, 2004 are not necessarily indicative of results to be expected for the entire year ending August 31, 2004.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

Results of Operation for the Quarter ended May 31, 2004.

The Company is a development stage company. Prior to May 2003, the Company had no material operations, and there are accordingly no meaningful comparisons with operating results from prior periods.

The Company expended $168,500in consulting, administration and professional fees in the quarter ended May 31, 2004.

Liquidity and Capital Resources

During the three months ended May 31, 2004, the Company had no cash or cash equivalents. The Company has no present source of revenue, and does not anticipate generating any revenues until the fourth quarter of fiscal 2004. There is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement referred to below and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

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

RTG VENTURES INC.
Date: July 15, 2004	By: s/Linda Perry Linda Perry, Chief Executive Officer