Form 10KSB
period 2004-08-31
RTG VENTURES INC
filed 2005-01-14
CIK 1127475

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 2004

                                       OR

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                  Commission file number             333-85072
                                         ---------------------------------------

                               RTG VENTURES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Florida                                           59-3666743
----------------------                               --------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                      Identification No.)

    Berkeley House, Berkeley Square
         London, England                                   W1J 6BD
----------------------------------------             --------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  011 44 20 7887 6180
                          ------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----------------
Name of each Exchange on Which Registered:  None
                                            ------------------------------------
Securities registered under Section 12(g) of the Exchange Act:  None
                                                                ----------------

--------------------------------------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $0

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

         As of December 14, 2004 there were 28,551,572 issued and outstanding shares of our common stock, no par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 14, 2004 was $571,031.44 based on the average closing bid and asked price of our common stock on December 14, 2004, which was $.02 per share.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 40,361,572 shares as at December 14, 2004.

         Transitional Small Business Disclosure Format (check one):

         Yes                         No           X
             ---------------------      ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

Item Number and Caption                                                            Page
                                                                                   ----
Forward Looking Statements ......................................................    3

PART 1

         Item 1.  Description of Business .......................................    3
         Item 2:  Description of Property .......................................    5
         Item 3.  Legal Proceedings .............................................    5
         Item 4.  Submission of Matters to Vote of Security Holders .............    5
PART II

         Item 5.  Market for Common Equity and Related Stockholders .............    5
         Item 6.  Plan of Operation .............................................    7
         Item 7.  Financial Statements ..........................................    9
         Item 8.  Changes in and Disagreements with Accountants on ..............   22
                     Accounting and Financial Disclosure
         Item 8A.  Controls and Procedure .......................................   24
         Item 8B.  Other Information ............................................   24
PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Person; ..   24
                     Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation ........................................   26
         Item 11. Security Ownership of Certain Beneficial Owners and
                     Management..................................................   29
         Item 12. Certain Relationships and Related Transactions ................   30
         Item 13. Exhibits, List and Reports on Form 8-K ........................   31
         Item 14. Principal Accountant Fees and Services ........................   31

                           FORWARD-LOOKING STATEMENTS

         Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Plan of Operation" and "Business". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         We were organized under the laws of the State of Florida on September 29, 1998 to engage in the business of importing crawfish which had been farmed and harvested from Indonesia. We conducted no material operations in this line of business. Effective May 21, 2003 we entered into an Agreement for the Exchange of Common Stock with MJWC, Inc., a British Virgin Islands corporation, as the result of which MJWC Inc. became a wholly-owned subsidiary of ours. In this transaction we issued 22,750,000 shares of our common stock to the shareholders of MJWC, Inc. The transaction was treated as a reverse acquisition whereby MJWC, Inc. was treated as the acquirer. Through MJWC, Inc. we hold certain rights obtained from the Sports Ministry of the People's Republic of China, including the right to arrange, organize and promote the Chinese Poker Championship and the Mah-jong Championship in the People's Republic of China. In May 2003 we entered into an Asset Transfer Agreement with Brain Games Asia, Inc., a British Virgin Islands corporation, in which we acquired certain intangible assets of Brain Games Asia, Inc. in exchange for 3,725,000 shares of our common stock. The intangible assets acquired primarily consisted of rights obtained from the Sports Ministry of the People's Republic of China to arrange, organize and promote the Chinese Chess (Xianqui) Championship. The rights for the Chinese Chess Championship run through December 31, 2005, and the rights for Mah-jong and Chinese Poker run through December 31, 2008. We are presently negotiating to extend our rights for the Chinese Chess Championships through December 31, 2010 although no assurance can be given that we will be able to do so. There is no assurance that we will be able to organize these events in the future or, if successfully organized, that they will generate net revenues for us. Our business is not seasonal.

         On July 31, 2004 we entered into a Letter of Understanding with New Co Tech Corporation involving a proposed joint venture related to the various rights we have obtained from the Sports Ministry of the People's Republic of China. The parties were unable to come to terms on a mutually acceptable agreement. Effective September 29, 2004 the parties entered into a Settlement Agreement and Mutual Release whereby the Letter of Understanding was terminated, affiliates of New Co Tech Corporation entered into a Consulting Agreement to provide us with assistance related to design and operation of the website, www.rtg-ventures.com, mutual releases were executed, and we issued an aggregate of 428,572 shares of our common stock to affiliates of New Co Tech Corporation.

         Effective August 27, 2003 we changed our fiscal year from May 31 to August 31.

         Our principal place of business is located at Berkeley House, Berkeley Square, London W1J 6BD, England and our telephone number is +44 (0) 20 7887 6180.

SALES AND MARKETING

         For the immediate future we intend to use our executive officers and outside consultants for our sales and marketing needs.

COMPETITION

         Since we have exclusive rights with the Sports Ministry of the Peoples Republic of China there is no direct competition with respect to the Chinese Chess, Mah-jong and Chinese Poker Championships. However, there are many competitive games which compete with the audience that we have targeted, both in China and the rest of the world. These competitors will not only compete for the audience but also for sponsorship. Many of these will be the same sponsors that we approach. Most of our competitors can be expected to have greater financial and human resources then we do.

RESEARCH AND DEVELOPMENT

         Since our inception, no funds have been expended for research and development.

EMPLOYEES

         As of January 3, 2005, our only employees are our two executive officers.

INVESTMENT CONSIDERATIONS AND RISK FACTORS

         An investment in our common stock is highly speculative, and brings with it a number of investment considerations and risk factors which an existing stockholder or prospective purchaser of our common stock should take into account. These risk factors include the following:

         o  We may not be able to raise needed additional capital.

         o  We may not be able to restructure our existing debt.

         o We may not arrange any competitions under the rights obtained by us from the Sports Ministry of the People's Republic of China.

         o  If competitions are arranged, sponsors may not be able to be found.

         o  Sponsorships may not be able to generate a profit for us.

PUBLIC RELATIONS

         On July 31, 2003 we entered into a Letter Agreement with The Investor Relations Group, Inc. ("IRG") whereby IRG supplied us with investor and public relations services during the 3 month period ended November 30, 2003. In consideration thereof, we agreed to pay IRG a fee of $15,000 per month and to issue to IRG 200,000 shares of our common stock. None of the cash fees have been paid. As at January 7, 2005 we owe IRG approximately $49,000 in fees and expenses.

         On August 2, 2004 we entered into an agreement with Equitilink LLC ("Equitilink") whereby Equitilink is providing us with public relations, communications, advising and consulting services. The consulting services relate to development, implementation and maintenance for an ongoing program to increase public awareness of our activities. The agreement, as extended, has a term of 6 months which we intend to extend further. In consideration of the agreement, in September 2004 we issued 500,000 shares of restricted common stock to Equitilink.

                        ITEM 2. DESCRIPTION OF PROPERTY

         We do not own or have a lease for any property. We utilize, on a month-to-month basis, premises at Berkeley House, Berkeley Square, London, W1J 6BD, England, as our corporate headquarters.

                           ITEM 3. LEGAL PROCEEDINGS

         No legal proceedings are presently pending or threatened.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders. Effective November 18, 2004 we amended our Articles of Incorporation to increase our authorized capital to 100,000,000 shares of common stock, no par value. Approval for the amendment had been obtained from our board of directors and from a majority of our shareholders on February 12, 2004.

                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                               MARKET INFORMATION.

         Our common stock has been listed for trading on the NASD Electronic Bulletin Board under the symbol RTGV since February 4, 2003.

PER SHARE MARKET PRICE DATA

         Our common stock is thinly traded. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail markup, markdown or commissioning and may not represent actual transactions.

                                        High         Low
                                        ----         ---
Quarter ended February 28, 2003         None         None
Quarter ended May 31, 2003              None         None
Quarter ended August 31, 2003           $1.35        $.01
Quarter ended November 30, 2003         $1.05        $.35
Quarter ended February 28, 2004         $.80         $.15
Quarter ended May 31, 2004              $.15         $.04
Quarter ended August 31, 2004           $.08         $.025
Quarter ended November 30, 2004         $.09         $.025

HOLDERS

         As of December 9, 2004, there were approximately 103 record holders of our common stock.

DIVIDENDS

         We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2004, we issued 214,286 shares of our restricted common stock to a designee of the principal of New Co Tech Corporation pursuant to our September 29, 2004 Settlement Agreement and Mutual Release with New Co Tech Corporation and its affiliates.

         In September 2004 we issued 500,000 shares of common stock to Equitilink LLC pursuant to an August 2, 2004 Agreement.

         On September 23, 2004, we issued a $60,000 non-interest bearing convertible debenture (the "Debenture") due March 24, 2005 to SilverLake Holdings, Inc. Commencing March 24, 2005, the Debenture is convertible into shares of our common stock at a price of $0.01 per share. If fully converted, we would issue an aggregate of 6,000,000 shares. Piggyback registration rights apply to these conversion shares.

         On September 1, 2004 we issued 1,500,000 stock options to Linda Perry, each exercisable for a period of 5 years from the date of grant to purchase one share of our common stock at a price of $.03 per share.

         On September 1, 2004 we issued 500,000 warrants to Lancer Corporation for the benefit of Barrington Fludgate, each exercisable for a period of 5 years from the date of grant to purchase one share of our common stock at a price of $.03 per share.

         In December 2003 we issued 300,000 share of our common stock to MVI Now Ltd., in consideration of a consulting agreement. These shares were cancelled in September 2004 due to non-performance.

         In June 2003 we issued 450,000 shares of our common stock to Philip Cook pursuant to a June 9, 2003 Consulting Agreement.

         Effective September 1, 2003 we entered into a one year Consulting Agreement with Alan Lubin respecting Mr. Lubin's assistance with developing our business in Asia. In consideration for his services, we incurred a liability to pay Mr. Lubin $10,000 per month throughout the term of the agreement, payment of which has not been made. In December 2004, Mr. Lubin agreed to convert $102,000 of this debt into shares of our common stock at a price of $.03 per share. This conversion has not yet taken place.

         On September 1, 2003 we issued 200,000 shares of our common stock to The Investor Relations Group, Inc. pursuant to a July 31, 2003 public relations agreement.

         On September 1, 2003 we issued 1,500,000 stock options to Linda Perry, each to purchase one share of our common stock for a period of 4 years from the date of grant at a price of $.01 per share. In February 2004, Ms. Perry exercised these options and received 1,500,000 shares of our common stock. Payment was made by Ms. Perry by reducing the amount then owed by us to Ms. Perry by $15,000.

         On June 9, 2003 we issued 3,000,000 common stock purchase warrants to Philip Cook pursuant to a June 9, 2003 Consulting Agreement, each exercisable for the purchase of one share of our common stock for a period of 2 years from issuance. 1,000,000 of the warrants are exercisable at $.20 per share, 1,000,000 of the warrants are exercisable at $.40 per share and 1,000,000 of the warrants are exercisable at $.60 per share. 2,000,000 of the warrants were exercised in October 2003 at an aggregate exercise price of $600,000. Payment was made by canceling debts owed by us at that time to Interface Assets, Ltd. ($500,000) and XBorder Corporate Services, Inc. ($96,000), each of which entities were affiliates of Mr. Cook. The remaining part of the payment was made on Mr. Cook's behalf by Lancer Corporation ($4,000).

         In May 2003 we issued 450,000 warrants to XBorder Corporate Services, Inc., for the benefit of Barrington Fludgate, exercisable for a period of 2 years from the date of grant to purchase one share of our common stock at a price of $.001 per share.

         In May 2003 we issued an aggregate of 26,475,000 shares of our common stock pursuant to our agreements with MJWC Inc. and Brain Games Asia, Inc.

         All of the foregoing issuances were made in reliance on Section 4(2) or Regulation S of the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Not applicable.

                           ITEM 6. PLAN OF OPERATION

         The following Plan of Operation should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

         We are a development stage company. We have not generated any revenues in our present business to arrange, organize and promote certain events related to rights obtained by us from the Sports Ministry of the People's Republic of China. We do not expect to generate any revenues from this line of business unless and until we organize events. Although we expect to commence organizing events in 2005 no assurance can be given that this will prove to be the case.

         We have financed our activity to date from sales of debentures and loans from shareholders and officers. As at August 31, 2004 we had an accumulated deficit of $3,449,376. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

         While furthering our present business we continue to look for merger and acquisition candidates in related and unrelated fields. Such transactions may involve sales of our debt or equity securities. No assurance can be given that we will enter into and complete any transactions of this type.

         For the next 12 months of operations, we anticipate needing to raise a minimum of $1,000,000. This amount may be substantially increased in the event that we expand our present operations. In the event we are unable to raise needed capital, this would have a material adverse effect on our intended operations. We do not presently engage in any research and development activities and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add additional employees although we would expect to do so when and if we expand our operations.

                          ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                                                     Page
                                                                                                     ----
Report of Independent Registered Public Accounting Firm - 2004......................................  10

Consolidated Balance Sheet as at August 31, 2004 ...................................................  11

Consolidated Statements of Operations for the years ended August 31, 2004 and
          May 31, 2003 and the three month period ended August 31, 2003.............................  12

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended August 31, 2004 and May 31, 2003 and the three month period ended August 31, 2003.........................  13

Consolidated Statements of Cash Flows for the years ended August 31, 2004 and
       May 31, 2003 and the three month period ended August 31, 2003................................  14

Notes to Consolidated Financial Statements..........................................................  15-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc.

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc. (A development stage company), as of August 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended August 31, 2004 and May 31, 2003, and for the period from June 1, 2003 to August 31, 2003 and for the cumulative period from July 17, 2000 through August 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, as of August 31, 2004, and the results of their operations and their cash flows for the year ended August 31, 2004 and May 31, 2003, and for the period from June 1, 2003 to August 31, 2003 and for the cumulative period from July 17, 2000 through August 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that RTG Ventures, Inc. (A development stage company), will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2004 of approximately $3,500,000. The Company incurred a net loss for the period from September 1, 2003 through August 31, 2004 of approximately $2,400,000 and had negative working capital at August 31, 2004 of approximately $754,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The consolidated financial statements for the year ended May 31, 2003 have been restated (See Note 9).

                                              /s/ Sherb & Co., LLP
                                                  Sherb & Co., LLP.

                                                  Certified Public Accountants

New York, New York
December 27, 2004,

                     RTG VENTURES INC AND SUBSIDIARY
                      (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEET

                             AUGUST 31, 2004

                                  ASSETS


TOTAL  ASSETS                                                              $        --
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $   754,037
                                                                           -----------
          TOTAL CURRENT LIABILITIES                                            754,037
                                                                           -----------
STOCKHOLDERS' DEFICIT
      Common stock, no par value; authorized 50,000,000 shares;
          issued and outstanding 38,233,000 shares                           2,695,339
      Deficit accumulated during development stage                          (3,449,376)
                                                                           -----------
          TOTAL STOCKHOLDERS' DEFICIT                                         (754,037)
                                                                           -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $        --
                                                                           ===========


                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended      Cumulative
                                                   Year Ended             June 1, 2003       July 17, 2000
                                        -----------------------------        through            through
                                        August 31, 2004  May 31, 2003     August 31, 2003     August 31, 2004
                                        ---------------  ------------     ---------------     ---------------
COSTS AND EXPENSES:
     Non-cash compensation              $ 1,817,000      $     4,500      $     4,500         $ 1,826,000
     General and administrative             591,828          147,322          223,000             962,150
     Impairment of intangibles               26,475             --               --                26,475
     Merger and acquisition costs              --            634,751             --               634,751
                                        -----------      -----------      -----------         -----------
LOSS FROM OPERATIONS                    $ 2,435,303      $   786,573      $   227,500         $ 3,449,376
                                        ===========      ===========      ===========         ===========
NET LOSS PER SHARE:
     Basic and Diluted                  $      0.07      $      0.03      $      0.01         $      0.11
                                        ===========      ===========      ===========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                   36,791,333       28,268,417       32,133,000          30,403,000
                                        ===========      ===========      ===========         ===========


                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                              Deficit
                                                               Common Stock                 Accumulated           Total
                                                      ------------------------------           During         Stockholders'
                                                         Shares             Amount        Development Stage      Deficit
                                                      ------------       ------------     -----------------    ------------
                                                                          (Restated)         (Restated)
Balance,  July 17, 2000 to May 31, 2002                  5,208,000       $      5,208       $         --       $      5,208
     Issuance of common stock for services                 500,000                500                500
     Reverse acquisition of RTG                         22,750,000            107,406                 --            107,406
     Shares issued for certain intangible rights         3,725,000              3,725                 --              3,725
     Value of stock options / warrants issued                   --              4,500                 --              4,500
     Exchange of MJWC pre-merger shares
        for shares in the company                         (500,000)              (500)                --               (500)
     Net loss                                                   --                 --           (786,573)          (786,573)
                                                      ------------       ------------       ------------       ------------
Balance,  May 31, 2003                                  31,683,000            120,839           (786,573)          (665,734)
     Issuance of common stock for services                 450,000              4,500                 --              4,500
     Net loss                                                   --                 --           (227,500)          (227,500)
                                                      ------------       ------------       ------------       ------------
Balance,  August 31, 2003                               32,133,000            125,339         (1,014,073)          (888,734)
     Issuance of common stock for services                 500,000            240,000                 --            240,000
     Shares issued for exercise of
        options and warrants                             3,500,000            615,000                 --            615,000
     Value of stock options issued                              --          1,078,000                 --          1,078,000
     Shares issued for payment of
        accounts payable  and services                   2,100,000            637,000                 --            637,000
     Net loss                                                   --                 --         (2,435,303)        (2,435,303)
                                                      ------------       ------------       ------------       ------------
Balance,  August 31, 2004                             $ 38,233,000          2,695,339       $ (3,449,376)      $   (754,037)
                                                      ============       ============       ============       ============


                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                           Three months ended     Cumulative
                                                                       Year Ended             June 1, 2003      July 17, 2000
                                                           --------------------------------      through           through
                                                           August 31, 2004    May 31, 2003    August 31, 2003    August 31, 2004
                                                           ---------------   --------------   ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(2,435,303)      $  (786,573)      $  (227,500)      $(3,449,376)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Non-cash compensation                                    1,817,000             4,500             4,500         1,826,000
      Write-off of intangibles                                    26,475                --                --            26,475

   Changes in assets and liabilities:
    Notes receivable                                                  --            88,178                --            88,178
    Refundable income taxes                                           --             2,257                --             2,257
    Accounts payable and accrued expenses                        591,828           691,638           223,000         1,506,466
                                                             -----------       -----------       -----------       -----------
      Total adjustments                                        2,435,303           786,573           227,500         3,449,376
                                                             -----------       -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   --                --                --                --
                                                             -----------       -----------       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                 --                --                --                --
                                                             -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                --                --                --                --
                                                             -----------       -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   --                --                --                --
                                                             -----------       -----------       -----------       -----------
INCREASE (DECREASE) IN CASH                                           --                --                --                --
                                                             -----------       -----------       -----------       -----------
CASH - BEGINNING OF YEAR                                              --                --                --                --
                                                             -----------       -----------       -----------       -----------
CASH - END OF YEAR                                           $        --       $        --       $        --       $        --
                                                             ===========       ===========       ===========       ===========
   CASH PAID FOR :
    Interest                                                 $        --       $        --       $        --       $        --
                                                             ===========       ===========       ===========       ===========
    Taxes                                                    $        --       $        --       $        --       $        --
                                                             ===========       ===========       ===========       ===========
Supplemental Cash Flow Information:
   Non-Cash Investing and Financing Activities
    Proceeds from exercise of warrants issued as
       payment of accounts payable                           $   615,000       $        --       $        --       $   615,000
                                                             -----------       -----------       -----------       -----------
    Common stock issued for payment of accounts payable      $   138,000       $        --       $        --       $   138,000
                                                             -----------       -----------       -----------       -----------
    Acquisition of intangibles for common stock              $        --       $    26,475       $        --       $    26,475
                                                             -----------       -----------       -----------       -----------


                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

RTG Ventures, Inc. ("RTG" or the "Company") was incorporated in the state of Florida in September 1998 and was inactive until May 2003 when it acquired 100% of the outstanding common stock of MJWC, Inc. ("MJWC"), a British Virgin Island corporation, which is in the development stage.

MJWC was formed on July 17, 2000 and holds the contractual rights to promote and organize the Chinese Poker Championship, the Mah Jong Championship, and Chinese Chess Championship. On May 21, 2003 MJWC was acquired by RTG for 22,750,000 shares of RTG stock (the "Exchange"). The Exchange was completed pursuant to the Agreement and Plan of Reorganization between MJWC and RTG. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies was recorded as a recapitalization of MJWC, pursuant to which MJWC is treated as the continuing entity.

Effective August 27, 2003 the Company changed their fiscal year end from May 31 to August 31.

On May 22, 2003, the Company increased the number of authorized shares of common stock from 20,000,000 to 50,000,000.

On November 18, 2004, the Company increased the number of authorized shares of common stock from 50,000,000 to 100,000,000.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary MJWC, Inc. All significant inter-company transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Computation of Net Income (Loss) Per Share

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is antidilutive. At August 31, 2004, there were options and warrants outstanding that were convertible into 1,450,000 shares.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. During the year ended August 31, 2004, the Company wrote off its intangible asset of $26,475 due to impairment.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Accounting Standards No. 123 ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 148.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2004 of approximately $3,500,000. The Company incurred a net loss for the period from September 1, 2003 through August 31, 2004 of approximately $2,400,000 and had negative working capital at August 31, 2004 of approximately $754,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the period ended August 31, 2004 and May 31, 2003, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                                    Year Ended        Three months
                                             -----------------------      Ended
                                             August 31,    May 31,     August 31,
                                               2004         2003          2003
                                             ---------    ---------    ---------
Taxes (benefit) computed at statutory rate   $(852,000)   $(275,000)   $ (80,000)
Permanent difference                           645,000      222,000        2,000
Income tax benefit not utilized                207,000       53,000       78,000
Net income tax benefit                       $    --      $    --      $    --
                                             =========    =========    =========

The Company has a net operating loss carryforward for tax purposes totaling approximately $960,000 at August 31, 2004 expiring through the year 2024. Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward         $ 335,000
Valuation allowance                                     (335,000)
Net deferred tax asset recorded                        $    --
                                                       =========

NOTE 5 - COMMON STOCK

In May 2003, certain intangibles assets from Brain Games Asia, Inc. were acquired in exchange for 3,725,000 shares of the Company's common stock. The intangible assets acquired consist primarily of rights to arrange, organize and promote the Chinese Chess Championships.

On June 1, 2003, the Company issued 450,000 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.001 per share. The Company recorded consulting expenses of $4500.

On September 1, 2003, the Company issued 200,000 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.75 per share. The Company recorded consulting expenses of $150,000.

On December 15, 2003 the Company issued 300,000 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.30 per share. The Company recorded consulting expenses of $90,000.

On January 9, 2004, the Company issued 2,000,000 shares of common stock as settlement for accrued expenses of $119,000. The shares were valued at their market value on the date of issuance of $.30 per share or $600,000. The Company recorded the $481,000 in excess of the accrued expenses as consulting expenses.

On January 26, 2004, the Company issued 100,000 shares of common stock as settlement for accrued expenses of $19,000. The shares were valued at their market value on the date of issuance of $.37 per share or $37,000. The Company recorded the $18,000 in excess of the accrued expenses as consulting expenses.

On October 1, 2003, in connection with the exercise of stock warrants, the Company issued 2,000,000 shares of common stock to consultants. Since the Company did not receive any cash for the exercise of these options, the Company reduced amounts due to the consultants by $600,000 based on the exercise price of the underlying stock options granted.

On February 1, 2004, in connection with the exercise of stock options, the Company issued 1,500,000 shares of common stock to its President. Since the Company did not receive any cash for the exercise of these options, the Company reduced accrued salaries owed to the president by $15,000 based on the exercise price of the underlying stock options granted.

NOTE 6 - STOCK OPTIONS / WARRANTS

On May 21, 2003, the Company entered into a consulting agreement and granted 450,000 stock warrants to a consultant. These warrants were granted with an exercise price of $.001 per share and expire two years from the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the company recorded consulting fees of $4,500.

On June 9, 2003, the Company entered into a consulting agreement and granted 3,000,000 warrants to a consultant. These warrants were granted with exercise prices of $.20 (1,000,000 shares), $.40 (1,000,000 shares) and $.60 (1,000,000 shares) per share and expire two years from the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. In connection with these options, the company recorded consulting fees of $43,000.

On September 1, 2003, in connection with an employment agreement, the Company granted 1,500,000 options to its President to acquire 1,500,000 shares of the Company's common stock. The options have an exercise price of $.01 and expire four years from the date of grant. In connection with these options, the Company recorded non-cash compensation of $1,035,000 for the period ended August 31, 2003 under the intrinsic value method of APB 25.

A summary of the options and warrants issued under the employment and consulting agreements as of August 31, 2003 and 2004 and changes during the periods is presented below:

                                                                  Weighted
                                              Number of           Average
                                             Options and          Exercise
                                               Warrants            Price
                                              ---------          --------
Balance at August 31, 2002                         --                --
Granted                                       3,450,000          $   0.35
Exercised                                          --                --
Balance at August 31, 2003                    3,450,000              0.35
Granted                                       1,500,000              0.01
Exercised                                    (3,500,000)            (0.18)
Balance at August 31, 2004                    1,450,000              0.41
                                              =========          ========
Options exercisable at end of period          1,450,000          $   0.41
                                              =========          ========

The following table summarizes information about employee stock options and consultant warrants outstanding at August 31, 2004:

                        Options and Warrants Outstanding
           -----------------------------------------------------------------
                                                   Weighted         Weighted
                                                   Avergage         Average
              Range of           Number           Remaining         Exercise
           Exercise Price     Outstanding      Contractual Life      Price
           --------------     -----------      ----------------      -----
               $.001             450,000              0.25           $.001
               $.60            1,000,000              1.08           $.60

The Company applies APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options including those options/warrants issued to officers under their employment agreement. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been reported as follows:

                                                            Year ended
                                                      -----------------------   Three months ended
                                                      August 31,       May 31,      August 31,
                                                         2004            2003           2003
                                                      ----------      --------        --------
Net Loss:
            As reported                               $2,435,303      $786,573        $227,500
            Pro Forma                                 $4,400,303      $786,573        $227,500
Basic and diluted loss per common share:
            As reported                               $     0.07      $   0.03        $   0.01
            Pro Forma                                 $     0.12      $   0.03        $   0.01

The Company utlilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended August 31, 2003 and 2004. The per-share weighted average fair value of stock options granted during 2003 and 2004 was $0.01 and $1.21, respectively on the date of grant using the Black-Scholes pricing model and the following assumptions for the year ended August 31, 2003 and 2004:

                  Expected dividend yield            --
                  Risk-free interest rate             5%
                  Annualized volatility             100%

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to officers of approximately $407,000 which are included in accrued expenses are for unpaid compensation, consulting fees and advanced funds to the Company for working capital purposes. Such amounts are non-interest bearing and due on demand.

NOTE 8 - COMMITMENTS

Employment Agreement

Effective September 1, 2003, as amended, the Company entered into an employment agreement with its President. The Agreement is for a two year term with renewal for a rolling two year period unless terminated by either party. As consideration for the President's services, the Company has agreed to a base salary of $185,000. In addition, the President was granted stock options to purchase 1,500,000 shares of the Company's common stock at a price of $.01 per share. The President will receive an additional 1,500,000 options on each anniversary of the Agreement. Such options will be granted at market prices and expire after five years from the date of grant.

Consulting Agreement

Effective September 1, 2004, the Company entered into a consulting agreement with its Chief Financial Officer ("CFO"). The Agreement is for a two year term unless terminated by either party. As consideration for the CFO's services, the Company has agreed to a base salary of $120,000. In addition, the CFO will be granted warrants to purchase 500,000 shares of the Company's common stock per year at market price.

NOTE 9 - RESTATEMENT

The financial statements for the fiscal year ending May 31, 2003 have been restated to reclassify the accumulated deficit of RTG prior to the reverse acquisition as Common Stock. In addition the company has recognized compensation expense of $4,500 relating to the issuance of warrants.

NOTE 10 - SUBSEQUENT EVENTS

In October 2004, the Company issued 214,286 shares of the Company's common stock to a consultant.

In October 2004, the Company issued as a settlement for outstanding claims 214,286 shares of the Company's common stock

On September 23, 2004, the Company issued a $60,000 non-interest bearing convertible debenture ("Debenture") due March 24, 2005. Commencing March 24, 2005, the Debenture is convertible into shares of the Company's common stock at $.01 per share.

In September 2004, the Company issued 2,000,000 shares of the Company's common stock to consultants, pursuant to the terms of consulting agreements signed in August 2004. The consulting agreements became effective upon the issuance of the Company's common stock.

In September 2004, the Company issued 1,500,000 options and 500,000 warrants pursuant to employment and consulting agreements with its officers.

In September 2004, the Company cancelled 300,000 shares of the Company's common stock to a consultant for non-performance.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Goldstein & Morris P.C. was our independent registered public accounting firm with respect to the audit of our consolidated balance sheet as of May 31, 2003 and the related statements of operations, cash flows and changes in stockholders' deficit for the years ended May 31, 2003 and May 31, 2002. Effective October 20, 2004, they resigned and effective November 23, 2004 we engaged Sherb & Co., LLP, 805 Third Avenue, New York, New York 10022, as our independent registered public accounting firm for the fiscal year ended August 31, 2004. The resignation of Goldstein & Morris P.C. and appointment of Sherb & Co., LLP was approved by our board of directors. Prior to such appointment, we had no discussions with Sherb & Co., LLP including, but not limited to discussions respecting:

      o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or

      o any matter that was either the subject matter of a disagreement or a reportable event.


The report of Goldstein & Morris P.C. on our financial statements with respect to the audit of our consolidated balance sheet as of May 31, 2003 and the related statements of operations, cash flows and changes in stockholders' deficit for the years ended May 31, 2003 and May 31, 2002 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle, except that such report was modified to include an explanatory paragraph with respect to our ability to continue as a going concern.

In connection with the audit of our consolidated balance sheet as of May 31, 2003 and the related statements of operations, cash flows and changes in stockholders' deficit for the years ended May 31, 2003 and May 31, 2002 and during the subsequent interim period through October 20, 2004 there were no disagreements between us and Goldstein & Morris P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Goldstein & Morris P.C. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of our consolidated balance sheet as of May 31, 2003 and the related statements of operations, cash flows and changes in stockholders' deficit for the years ended May 31, 2003 and May 31, 2002 and during the subsequent interim period through October 20, 2004, Goldstein & Morris P.C. did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

      o there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

James E. Scheifly & Associates, P.C. was our independent registered public accounting firm with respect to the audit of our consolidated financial statements for the year ended May 31, 2002. Effective July 28, 2003, they were dismissed and we engaged Goldstein & Morris P.C., 36 W. 44th Street, New York, New York 10036, as our independent registered public accounting firm to audit our consolidated financial statements for the year ended May 31, 2003. The dismissal of James E. Scheifly & Associates, P.C. and appointment of Goldstein & Morris P.C. was approved by our board of directors. Prior to such appointment, we had no discussions with Goldstein & Morris P.C. including, but not limited to, discussions respecting:

      o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or

      o any matter that was either the subject matter of a disagreement or a reportable event.


The report of James E. Scheifly & Associates, P.C. with respect to the audit on our consolidated financial statements for the year ended May 31, 2002 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with the audit of our consolidated financial statements for the year ended May 31, 2002 and during the subsequent interim period through July 28, 2003 there were no disagreements between us and James E. Scheifly & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused James E. Scheifly & Associates, P.C. to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of our consolidated financial statements for the year ended May 31, 2002 and during the subsequent interim period through July 28, 2003, James E. Scheifly & Associates, P.C. did not advise us that:

      o internal controls necessary for us to develop reliable financial statements did not exist;

      o information had come to their attention that led them to no longer be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

      o there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report; or

      o information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                        ITEM 8A. CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of fiscal 2004. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. There have been no significant changes in our internal controls or, to our knowledge, in other factors during or subsequent to the end of the fourth quarter of fiscal 2004 that could significantly affect our internal controls.

                           ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                          COMPLIANCE WITH SECTION 16(A)
                              OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information, as of January3, 2004, with respect to our directors and executive officers.

         Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

                                                                                  Date of Election
                                                                                   or Appointment
Name                         Positions Held                               Age       as Director
----                         --------------                               ---       -----------
Barrington J. Fludgate       Chief Financial Officer, Secretary Director   58      June 7, 2003
Linda Perry                  President, Chief Executive Officer,           44    September 1, 2003
                             Director

         The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

         Linda Perry has served as our president, chief executive officer and a director since September 1, 2003. She has had an extensive career in global and entrepreneurial businesses. As chief executive officer and a director of Far East Challenges, Plc, Ms. Perry, in conjunction with the shareholders, led the strategic development of RTGV's current enterprise. From 2001-2002, she was the senior advisor to the board of Balli Klockner Holdings, Plc., where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the executive committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was president of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a Senior Executive at Exxon Corporation (NYSE
XOM) holding general management positions in finance, marketing and organization (including corporate governance, management succession, and executive compensation) with worldwide responsibility, from 1983-1996. Ms. Perry holds a Masters in Business Administration (MBA) from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainbleau, France and the Stern School of Business at New York University, throughout her career.

         Barrington J. Fludgate has served as our chief financial officer since September 1, 2003 and as a director since June 7, 2003. From June 7, 2003 until August 31, 2003 he served as our president and chief executive officer. Since May 2003, Mr. Fludgate has also served as the chief executive officer of XBorder Corporate Services Inc. a company that specializes in assisting non-US companies enter the US public market. Mr. Fludgate provided similar services through his own company, Lancer Corporation. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ company. Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience being the designer of one of the world's largest installed banking systems. He holds a Masters degree in Business Administration from the City of London Business School.

BOARD OF DIRECTORS

         None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

         On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is being filed as an exhibit to this report. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o RTG Ventures, Inc. at 185 Madison Avenue, New York, New York 10016.

                        ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended August 31, 2004 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended August 31, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended August 31, 2004 that received annual compensation during the fiscal year ended August 31, 2004 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                            Long-Term Compensation
                                -------------------                            ----------------------
Name and         Fiscal Year Ended                      Other                     Restricted     LTIP      All Other
Principal Position  August 31,      Salary   Bonus   Compensation  Options/SARs  Stock Awards   Payouts   Compensation
------------------  ----------      ------   -----   ------------  ------------  ------------   -------   ------------
LINDA PERRY            2004       170,000(1)   0          0        1,500,000(2)        0           0           0
PRESIDENT/CEO          2003           0        0      $90,000(3)       0               0           0           0
                       2002           0        0          0            0               0           0           0

BARRINGTON             2004           0        0     $164,000(4)   450,000(5)          0           0           0
FLUDGATE               2003           0        0      $76,000(6)       0               0           0           0
SECRETARY/CFO          2002           0        0          0            0               0           0           0

(1) For the fiscal year ended August 31, 2004 Ms. Perry earned a base salary of $100,000 British Pounds Sterling (approximately $170,000), none of which has been paid.

(2) For the fiscal year ended August 31, 2004 Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $.01 per share.

(3) For the fiscal year ended August 31, 2003 Ms. Perry earned $90,000 in consulting fees, $15,000 of which has been paid.

(4) For the fiscal year ended August 31, 2004, Mr. Fludgate, through XBorder Corporate Services, Inc. earned $164,000, $24,000 of which has been paid.

(5) For the fiscal year ended August 31, 2004 Mr. Fludgate received, through XBorder Corporate Services, Inc., 450,000 warrants each to purchase one share of our common stock at $.001 per share.

(6) For the fiscal year ended August 31, 2003, Mr. Fludgate, through XBorder Corporate Services, Inc., earned $76,000, all of which has been paid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2004. Effective September 1, 2003 Ms. Perry received 1,500,000 stock options, each exercisable at $.01 per share for one share of our common stock. In February 2004 Ms. Perry exercised these options. Effective May 21, 2003, Mr. Fludgate, through XBorder Corporate Services, Inc. received 450,000 warrants, each exercisable at $.001 per share for one share of our common stock.

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended August 31, 2004:

                     NUMBER OF
                     SECURITIES        % OF TOTAL
                     UNDERLYING      OPTIONS GRANTED
                  OPTIONS GRANTED    TO EMPLOYEES IN      EXERCISE
   NAME                 (#)            FISCAL YEAR      PRICE ($/SH)      EXPIRATION DATE
---------------   ---------------    ---------------    ------------      ---------------
Linda Perry          1,500,000            100%              $.01          August 31, 2007


STOCK OPTION PLANS

         The named executives did not participate in any Company stock option plans during the fiscal year ended August 31, 2004.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

         On February 17, 2004 Linda Perry exercised 1,500,000 stock options at an exercise price of $.01 per share or $15,000 in the aggregate. During the fiscal year ended August 31, 2004 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

                                                      Number of Securities
                                Shares                Underlying Unexercised     Value of Unexercised
                               Acquired                    Options/SARs         In-the-Money Options/SARs
                                  On         Value    at Fiscal Year End (#)     at Fiscal Year End ($)
                               Exercise    Realized       Exercisable/               Exercisable/
Name                             (#)          ($)         Unexercisable              Unexercisable
-----------------------------  ---------   --------       -------------              -------------
Linda Perry                    1,500,000    315,000           N/A                        N/A
Barrington Fludgate               N/A         N/A             N/A                        N/A


LONG TERM INCENTIVE PLAN AWARDS

         We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

         On August 21, 2003 we entered into a two year employment agreement with Linda Perry whereby Ms. Perry serves as our President and Chief Executive Officer. The agreement is renewable for successive two year terms upon the mutual agreement of the parties and provided for the payment of an annual salary of $100,000 British Pounds and the grant of 1,500,000 immediately vested stock options, each exercisable for a period of four years from the date of grant, for one share of our common stock at a price of $.01 per share. The agreement also provides for participation in all employee benefit plans, programs, and arrangements including those related to the provision of health, pension and liability insurance benefits. In the event Ms. Perry is terminated by us without cause, or terminates the agreement for "good reason" as such term is defined in the agreement, Ms. Perry is entitled to six months severance pay. Termination for good reason includes, among other things, a termination resulting from a change in control. Effective September 1, 2004 the employment agreement was amended to extend the initial term thereof through August 31, 2006, to provide for a base annual salary of $185,000 and to provide for the grant, or an annual bonus, of 1,500,000 immediately vested stock options, each exercisable for a period of five years form the date of grant, for one share of our common stock at the per share market price for our common stock on the date of grant. During the period January 2003 through August 2003 Ms. Perry earned $90,000 in consulting fees from us for helping with the development of our business strategy.

         Effective May 21, 2003 we entered into a two year consulting agreement with XBorder Corporate Services, Inc., ("XBorder") a corporation owned and controlled by Barrington J. Fludgate, our secretary and chief financial officer. Pursuant to the agreement, XBorder provided us with the services of Mr. Fludgate. The agreement was terminated by mutual consent effective September 1, 2004 and replaced with a similar agreement with Lancer Corporation, Inc. Pursuant to the consulting agreement, we paid XBorder $76,000 for the year ended August 31, 2003. We paid XBorder $24,000 and accrued payments of $140,000 to XBorder for the year ended August 31, 2004. Pursuant to the consulting agreement we also issued 450,000 warrants to XBorder, each exercisable for the purchase of one share of our common stock at a price of $.001 per share for a period of two years from the date of grant.

         Effective September 1, 2004 we entered into a two year consulting agreement with Lancer Corporation, Inc., ("Lancer") a New York corporation owned and controlled by Barrington J. Fludgate. Pursuant to the agreement, Lancer provides us with the services of Mr. Fludgate. Pursuant to the consulting agreement, we are obligated to pay Lancer, for the benefit of Mr. Fludgate, $120,000 per year. The agreement also provides for the annual grant of 500,000 immediately vested stock options, each exercisable for a period of five years from the date of grant, for one share of our common stock at the per share market price for our common stock on the date of grant. In the event the consulting agreement is terminated prior to the end of the term, we are obligated to pay Lancer $120,000. The agreement may be terminated by either party upon a change in control of our Company. In the event of termination due to a change in control we are obligated to pay Lancer $120,000 and all accrued payments and benefits owed through the date of the change of control. In addition, upon a change in control, Lancer can require the person or persons taking control to purchase certain of its Company securities at the then prevailing market price.

         Except as otherwise described above, during the fiscal year ended August 31, 2004 we had no employment agreements, compensation plans or arrangements with respect to the named executive officers which would in any way result in payments being made to such executive officer because of their resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

COMPENSATION OF DIRECTORS

         None of our directors receive any compensation for serving as such or for special assignments. During the fiscal year ended August 31, 2004 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

REPORT ON REPRICING OF OPTIONS/SARS

         During the fiscal year ended August 31, 2004 we did not adjust or amend the exercise price of stock options or SARs previously awarded to the named executives.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 3, 2005 by
(i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address                           Shares of Common Stock        Percentage
of Beneficial Owner                          Beneficially Owned         Ownership (1)
-------------------                          ------------------         ---------
Briarwood Investments Inc.                        3,042,670                 7.54%
1040 1st Avenue
New York, NY 10022

Brickman Investments Inc.                         2,757,670                 6.83%
1040 1st Avenue
New York, NY 10022

Fraser International Holdings, Inc.               3,375,000(1)              8.36%(1)
P.O. Box 313
Road Town
Tortola, B.V.I.

David Metzger                                     6,935,000                17.18%
129 Ridge Avenue
Passaic, NJ 07055

Rahn & Bodmer                                     3,000,000                 7.43%
Talstrasse 15
P.O. Box CH-8022 Zurich, Switzerland

Linda Perry                                       3,000,000(2)              7.17%(2)
400 E. 54th Street
New York, NY 10022

Barrington Fludgate                                 950,000(3)               2.3%(3)
30 Anderson Road
Pauling, NY 12564

All Officers and Directors as a group             3,950,000(2)(3)           9.47%(2)(3)
(2 persons)

(1) In November 2004, Fraser International Holdings, Inc. ("FIHI") transferred 3,000,000 shares of our common stock to Rahn & Bodmer. As at January 3, 2005, FIHI is still deemed to be an affiliate of ours.

(2)   Includes 1,500,000 presently exercisable stock options.

(3) Includes 950,000 presently exercisable stock options held by XBorder Corporate Services, Inc. and/or Lancer Corporation, Inc., corporations owned and controlled by Mr. Fludgate.

CHANGES IN CONTROL

         Not Applicable.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective September 1, 2004 we entered into a two year consulting agreement with Lancer Corporation, Inc., ("Lancer") a New York corporation owned and controlled by Barrington J. Fludgate. Pursuant to the agreement, Lancer provides us with the services of Mr. Fludgate. The agreement provides for annual cash payments of $120,000 and the annual grant of 500,000 immediately vested stock options, each exercisable for a period of five years from the date of grant, for a share of our common stock at the per share market price for our common stock on the date of grant. See Item 10. Executive Compensation.

         Effective September 1, 2003 we entered into an employment agreement with Sir Brian Wolfson respecting Mr. Wolfson's engagement as our Chairman. The agreement provided for a base annual salary of $80,000 and the grant of 450,000 immediately vested stock options, each exercisable to purchase one share of our common stock at the per share market price for our common stock on the date of grant. Mr. Wolfson resigned on December 31, 2003. As a consequence thereof, we were relieved of our obligation to issue the 450,000 options. No salary payments were made to Mr. Wolfson and none are owed.

         On August 21, 2003 we entered into a two year employment agreement with Linda Perry whereby Ms. Perry serves as our President and Chief Executive Officer. The agreement, as amended, is renewable for successive two year terms upon the mutual agreement of the parties and provides for the payment of an annual salary of $185,000 and the grant, on an annual basis, of 1,500,000 immediately vested stock options, each exercisable for a period of five years from the date of grant, for one share of our common stock at the per share market price for our common stock at the date of grant. The agreement also provides for participation in all employee benefit plans, programs, and arrangements including those related to the provision of health, pension and liability insurance benefits. In the event Ms. Perry is terminated by us without cause, or terminates the agreement for "good reason" as such term is defined in the agreement, Ms. Perry is entitled to six months severance pay. Further, Ms. Perry is entitled to additional compensation upon a change in control. See Item
10. Executive Compensation.

         Effective June 9, 2003 we entered into a consulting agreement with Philip Cook respecting Mr. Cook's providing us with advice concerning strategic business planning, management structure and organization, employee contracts and benefits, and sales and marketing matters. The agreement expired on December 31, 2003. In consideration for the consulting services we issued 450,000 shares of our common stock to Mr. Cook and also issued to him 3,000,000 warrants each to purchase one share of our common stock, 1,000,000 of which are exercisable at $.20 per share; $1,000,000 of which are exercisable at $.40 per share and 1,000,000 of which are exercisable at $.60 per share. In October 2003, Mr. Cook exercised 2,000,000 of the warrants.

         Effective May 21, 2003 we entered into a consulting agreement with XBorder Corporate Services, Inc., ("XBorder") a corporation owned and controlled by Barrington J. Fludgate, our secretary and chief financial officer. Pursuant to the agreement, XBorder provided us with the services of Mr. Fludgate. The agreement was terminated effective September 1, 2004. See Item 10. Executive Compensation.

                ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit No.   Description
-----------   -------------------------------------------------------------------------------
14            Code of Ethics

21            Subsidiaries of Registrant

31.1          Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Executive Officer

31.2          Rule 13(a) - 14(a) / 15(d) - 14(a) Certification of Principal Financial Officer

32.1          Rule 1350 Certification of Chief Executive Officer

32.2          Rule 1350 Certification of Chief Financial Officer



(b) REPORTS ON FORM 8-K

         None.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2004 and 2003 are set forth in the table below:

Fee Category                 Fiscal year ended August 31, 2004   Fiscal year ended August 31, 2003
------------                 ---------------------------------   ---------------------------------
Audit fees (1)                           $24,000                            $22,500
Audit-related fees (2)                   $ 1,750                                  0
Tax fees (3)                             $     0                                  0
All other fees (4)                       $ 1,500                                  0
Total fees                               $27,250                            $22,500

(1) Audit fees consists of fees incurred for professional services rendered for the audit of our consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

(3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)   All other fees consists of fees billed for all other services.

Audit Committee's Pre-Approval Practice.

         Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 13, 2005              RTG VENTURES, INC.



                                     By:  /s/ Linda Perry
                                          ------------------------------
                                          Linda Perry
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                        TITLE                                  DATE
-------------------------------------        -------------------------------------        -----------------
/s/ Linda Perry                              President and Chief Executive Officer        January 13, 2005
------------------------------------
Linda Perry

/s/ Barrington Fludgate                      Secretary, Chief Financial and               January 13, 2005
------------------------------------         Accounting Officer
Barrington Fludgate

Board of Directors

/s/ Linda Perry                              Director                                     January 13, 2005
------------------------------------
Linda Perry

/s/ Barrington Fludgate                      Director                                     January 13, 2005
------------------------------------
Barrington Fludgate