Form 10QSB
period 2004-11-30
RTG VENTURES INC
filed 2005-01-24
CIK 1127475

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 333-85072

                               RTG VENTURES, INC.
             (Exact name of Registrant as specified in its charter)

               Florida                              59-3666743
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                         Berkeley House, Berkeley Square
                             London, England W1J 6BD
          (Address of principal executive offices, including zip code)

                               011-44-20-7887-6180
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the Registrant's common stock outstanding at January 10, 2005, was 40,361,572.

      Transitional Small Business Disclosure Format:      Yes [ ]      No [X]

================================================================================

                               RTG VENTURES, INC.
                NOVEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           PAGE

           Special Note Regarding Forward Looking Statements ................3

                   PART I FINANCIAL INFORMATION

Item 1.    Financial Statements .............................................4
Item 2.    Plan of Operation................................................13
Item 3     Controls and Procedures..........................................13

                                       PART II OTHER INFORMATION

Item 1.    Legal Proceedings................................................13
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......14
Item 6.    Exhibits and Reports on Form 8-K.................................14

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                         PAGE

         Consolidated Balance Sheet as of November 30, 2004 (unaudited)                  5

         Consolidated Statements of Operations for the three months ended
         November 30, 2004 and 2003 (unaudited) and for the period from July
         17, 2000 (inception) to November 30, 2004 (unaudited)
                                                                                         6

         Consolidated Statement of Stockholders' Deficit for the period from
         July 17, 2000 (inception) to November 30, 2004 (unaudited)                      7

         Consolidated Statements of Cash Flows for the three months ended
         November 30, 2004 and 2003 (unaudited) and for the period from July
         17, 2000 (inception) to November 30, 2004 (unaudited)                           8

         Notes to Consolidated Financial Statements (unaudited)                       9-12

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 2004

                                     ASSETS
                                   (Unaudited)

CURRENT ASSETS:
  Cash                                                                      314
                                                                    -----------
    TOTAL  ASSETS                                                   $       314
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   794,951
  Notes payable                                                          20,000
                                                                    -----------
    TOTAL CURRENT LIABILITIES                                           814,951
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Common stock, no par value; authorized 100,000,000 shares;
    issued and outstanding 40,361,572 shares                          2,742,339
  Deficit accumulated during development stage                       (3,556,976)
                                                                    -----------
    TOTAL STOCKHOLDERS' DEFICIT                                        (814,637)
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $       314
                                                                    ===========

                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                 Cumulative
                                       ---------------------------------     From July 17, 2000
                                    November 30, 2004    November 30, 2003  To November 30, 2004
                                       ------------         ------------        ------------
                                                             (Restated)
COSTS AND EXPENSES:
     Non-cash compensation             $    (13,000)        $  1,185,000        $  1,813,000
     General and administrative             100,600              213,750           1,062,750
      Impairment of intangibles                  --                   --              26,475
      Interest expense                       20,000                   --              20,000
     Merger and acquisition costs                --                   --             634,751
                                       ------------         ------------        ------------
LOSS FROM OPERATIONS                   $    107,600         $  1,398,750        $  3,556,976
                                       ============         ============        ============

NET LOSS PER SHARE:
     Basic and Diluted                 $       0.00         $       0.04        $       0.11
                                       ============         ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                   40,219,435           33,666,333          30,958,647
                                       ============         ============        ============

                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                           Deficit
                                                                 Common Stock            Accumulated          Total
                                                        ----------------------------        During        Stockholders'
                                                           Shares           Amount     Development Stage     Deficit
                                                        ----------------------------      -----------      -----------
                                                                          (Restated)       (Restated)
Balance, July 17, 2000 to May 31, 2002                    5,208,000      $     5,208      $        --      $     5,208

  Issuance of common stock for services                     500,000              500               --              500

  Reverse acquisition of RTG                             22,750,000          107,406               --          107,406

  Shares issued for certain intangible rights             3,725,000            3,725               --            3,725

  Value of stock options / warrants issued                       --            4,500               --            4,500

  Exchange of MJWC pre-merger shares
      for shares in the company                            (500,000)            (500)              --             (500)

  Net loss                                                       --               --         (786,573)        (786,573)

                                                        -----------      -----------      -----------      -----------
Balance, May 31, 2003                                    31,683,000          120,839         (786,573)        (665,734)

  Issuance of common stock for services                     450,000            4,500               --            4,500

  Net loss                                                       --               --         (227,500)        (227,500)

                                                        -----------      -----------      -----------      -----------
Balance, August 31, 2003                                 32,133,000          125,339       (1,014,073)        (888,734)

  Issuance of common stock for services                     500,000          240,000               --          240,000

  Shares issued for exercise of options and warrant       3,500,000          615,000               --          615,000

  Value of stock options issued                                  --        1,078,000               --        1,078,000

  Shares issued for payment of
  accounts payable  and services                          2,100,000          637,000               --          637,000

  Net loss                                                       --               --       (2,435,303)      (2,435,303)

                                                        -----------      -----------      -----------      -----------
Balance, August 31, 2004                                 38,233,000        2,695,339       (3,449,376)        (754,037)
                                                        -----------      -----------      -----------      -----------

  Shares issued for services and settlement               2,428,572           77,000               --           77,000

  Shares cancelled                                         (300,000)         (90,000)              --          (90,000)

  Beneficial conversion feature                                  --           60,000               --           60,000

  Net loss                                                       --               --         (107,600)        (107,600)
                                                        -----------      -----------      -----------      -----------

Balance, November 30, 2004                               40,361,572      $ 2,742,339      $(3,556,976)     $  (814,637)
                                                        ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three months ended               Cumulative
                                                        -------------------------------      From July 17, 2000
                                                    November 30. 2004   November 30, 2003   To November 30, 2004
                                                        -----------         -----------         -----------
                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $  (107,600)        $(1,398,750)        $(3,556,976)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Non-cash compensation                              (13,000)          1,185,000           1,813,000
         Write-off of intangibles                                --                  --              26,475
         Beneficial conversion feature                       20,000                  --              20,000
   Changes in assets and liabilities:
      Notes receivable                                           --                  --              88,178
      Refundable income taxes                                    --                  --               2,257
      Accounts payable and accrued expenses                  40,914             213,750           1,547,380
                                                        -----------         -----------         -----------
         Total adjustments                                   47,914           1,398,750           3,497,290
                                                        -----------         -----------         -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (59,686)                 --             (59,686)
                                                        -----------         -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                            --                  --                  --
                                                        -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                                60,000                  --              60,000
                                                        -----------         -----------         -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          60,000                  --              60,000
                                                        -----------         -----------         -----------

INCREASE IN CASH                                                314                  --                 314
                                                        -----------         -----------         -----------

CASH - BEGINNING OF YEAR                                         --                  --                  --
                                                        -----------         -----------         -----------

CASH - END OF YEAR                                      $       314         $        --         $       314
                                                        ===========         ===========         ===========

   CASH PAID FOR :
      Interest                                          $        --         $        --         $        --
                                                        ===========         ===========         ===========
      Taxes                                             $        --         $        --         $        --
                                                        ===========         ===========         ===========

                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

Computation of Net Income (Loss) Per Share

The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is antidilutive. At November 30, 2004, there were options and warrants outstanding that were convertible into 2,950,000 shares.

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

NOTE 4 - NOTES PAYABLE

During 2004, the company issued a non-interest bearing convertible demand note. The value attributable to the beneficial conversion was $60,000 of which $20,000 was amortized as interest expense during the three months period ending November 30, 2004. The remaining unamortized balance of $40,000 is shown as a reduction to the face amount of the debenture.

NOTE 5 - COMMON STOCK

In September 2004, the Company cancelled 300,000 shares of common stock to a consultant for non-performance. The Company reversed the original amount of consulting expense recorded of $90,000.

In September 2004, the Company issued 2,000,000 shares of common stock to consultants. Such shares were valued at their market value on the date of issuance of $.03 per share. The Company recorded consulting expenses of $60,000.

In October 2004, the Company issued 214,286 shares of common stock as a settlement for accrued expenses. Such shares were valued at their market value on the date of issuance of $.04 per share. The Company recorded an additional $8,500 for this settlement

In October 2004, the Company issued 214,286 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.04 per share. The Company recorded consulting expenses of $8,500.

NOTE 6 - STOCK OPTIONS / WARRANTS

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

                                                         Three months
                                                             Ended
                                                       November 30, 2004
                                                       -----------------
Net Loss:
     As reported                                            $107,600
     Pro Forma                                              $153,600
Basic and diluted loss per common share:
     As reported                                            $   0.00
     Pro Forma                                              $   0.00

The Company utlilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the three months ended November 30, 2004.

          Expected dividend yield                               --
          Risk-free interest rate                               5%
          Annualized volatility                               100%

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to officers of approximately $438,000, which are included in accrued expenses are for unpaid compensation, consulting fees and advanced funds to the Company for working capital purposes. Such amounts are non-interest bearing and due on demand.

NOTE 8 - RESTATEMENT

The unaudited financial statements for the three months ended November 30, 2003 have been restated to reflect additional non-cash compensation of $1,185,000 relating to the issuance of common stock to consultants.

ITEM 2. PLAN OF OPERATION

The following Plan of Operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

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

We have financed our activity to date from sales of debentures and loans from shareholders and officers. As at November 30, 2004 we had an accumulated deficit of $3,556,976. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2004 contains a qualification regarding our ability to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended November 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings are presently pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                             DESCRIPTION
31.1              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Executive Officer

31.2              Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                  Financial Officer

32.1              Rule 1350 Certification of Chief Executive Officer

32.2              Rule 1350 Certification of Chief Financial Officer

(b)   Reports on Form 8-K

On October 6, 2004 we filed a Form 8-K dated September 23, 2004. Item 1.01 thereof (Entry into a Material Definitive Agreement), discussed our issuance of a $60,000 convertible debenture.

No other reports on Form 8K were filed by us during the quarter ended November 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 18, 2004                 RTG Ventures, Inc.


                                        By: /s/ Linda Perry
                                        ----------------------------------------
                                        Linda Perry
                                        President, Chief Executive Officer