Form 10QSB
period 2005-02-28
RTG VENTURES INC
filed 2005-04-21
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                For the quarterly period ended: February 28, 2005

                        Commission file number: 333-85072


                               RTG VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

                Florida                                  59-3666743
    (State or other jurisdiction of           (IRS Employee Identification No.)
     incorporation or organization)

                  Suite J17-249, 2465 Centerville Road, Herndon
                         VA 20171 (Address of principal
                               executive offices)

                                  512-684-0863
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, no par value      85,318,885
     (Class)                         (Outstanding as of March 31, 2005)

                               RTG VENTURES, INC.
                                   FORM 10-QSB
                                February 28, 2005

                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets........................................F-2
         Consolidated Statements of Operations..............................F-3
         Consolidated Statements of Cash Flows..............................F-4
         Consolidated Statements of Stockholders' Equity....................F-5
         Notes to Consolidated Financial Information........................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation............3

Item 3   Controls and Procedures..............................................9


Part II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................10

Item 2. Unregistered Sales of Equity Securities and use of Proceeds..........10

Item 3. Defaults Upon Senior Securities......................................10

Item 4. Submission Of Matters To A Vote Of Security Holders..................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits............................................................10

Signatures...................................................................10

Certifications...............................................................11

PART I:  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

GENERAL

We were organized under the laws of the State of Florida on September 29, 1998 to engage in the business of importing crawfish, which had been farmed and harvested from Indonesia. We conducted no material operations in this line of business. Effective May 21, 2003 we entered into an Agreement for the Exchange of Common Stock with MJWC, Inc., a British Virgin Islands corporation, as the result of which MJWC Inc. became a wholly-owned subsidiary of ours. In this transaction we issued 22,750,000 shares of our common stock to the shareholders of MJWC, Inc. The transaction was treated as a reverse acquisition whereby MJWC, Inc. was treated as the acquirer. Through MJWC, Inc. we hold certain rights obtained from the Sports Ministry of the People's Republic of China, including the right to arrange, organize and promote the Chinese Poker Championship and the Mah-jong Championship in the People's Republic of China. In May 2003 we entered into an Asset Transfer Agreement with Brain Games Asia, Inc., a British Virgin Islands corporation, in which we acquired certain intangible assets of Brain Games Asia, Inc. in exchange for 3,725,000 shares of our common stock. The intangible assets acquired primarily consisted of rights obtained from the Sports Ministry of the People's Republic of China to arrange, organize and promote the Chinese Chess (Xianqui) Championship. The rights for the Chinese Chess Championship run through December 31, 2005, and the rights for Mah-jong and Chinese Poker run through December 31, 2008.

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

Effective August 27, 2003 we changed our fiscal year from May 31 to August 31.

OVERVIEW
The following Plan of Operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

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

We have financed our activity to date from sales of debentures and loans from shareholders and officers. As at February 28, 2005 we had an accumulated deficit of approximately $4,000,000. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2004 contains a qualification regarding our ability to continue as a going concern.

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


RISK FACTORS
Much of the information included in this statement includes or is based upon estimates, projections or other "forward looking statements." Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

We Have No Operating History or Basis for Evaluating Prospects

      We were incorporated in1998 and we have currently have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President/Chief Financial Officer, Deborah Rose, was only appointed in April 2005 and has had a minimal period of time to evaluate the Company's merger prospects. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan; Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern

      We have limited resources, no revenues from operations to date, and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. Our auditors have included an explanatory paragraph in their report for the year ended August 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-QSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

We Will Be Able to Effect At Most One Merger, and Thus May Not Have a Diversified Business

      Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

      Our ability to effect a merger will be dependent upon the efforts of our President/Financial Officer and sole director, Deborah Rose. Notwithstanding the importance of Ms. Rose, we have not entered into any employment agreement or other understanding with Ms. Rose concerning compensation or obtained any "key man" life insurance on any of their lives. The loss of the services of Ms. Rose will have a material adverse effect on our business objectives. We will rely upon the expertise of Ms. Rose and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Change Upon the Consummation of a Merger

      After the closing of a merger, our current management will not retain any control over the Company. Ms. Rose intends to resign as the President/Financial Officer ands sole Director of the Company. It is impossible to know at this time who the management of the Company will be after the close of a merger.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

      Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

Possible Volatility of Share Prices

      Our common shares are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

      In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

      Our By-Laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Florida law.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Florida law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions

      We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger

      Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are currently approximately 85,318,885, issued and outstanding shares of common stock. To the extent that additional shares of Common Stock are issued in connection with a merger, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

We Do Not Expect to Pay Cash Dividends

      We do not expect to pay dividends and we have no cash reserves. The payment of dividends after consummating a merger will be contingent upon the incoming management's views and our revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of the merger. We presently intend to retain all earnings, if any, for use in business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. It is probable that any post-merger arrangement will have a similar philosophy.



ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of April 1, 2004, have concluded that the Registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The Registrants' principal executive officer and principal financial officer has concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to April 1, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

There are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel, other than as listed below:

Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:
600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005 (but still not completed). As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose has been appointed as sole Director and Executive Officer.

As part of the Settlement Agreement, the changes to the Certificate of Incorporating and the issuance of certain shares are to be cancelled.

There have been no changes in the company's accountants, or disagreements with its accountants since its inception.


ITEM 2. CHANGES IN SECURITIES.

On February 2, 2005, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Florida. The Certificate of Amendment increased the number of authorized shares of the Company's common stock from 100,000,000 to 250,000,000 shares. The Certificate of Amendment also created a new class of stock called preferred shares. The new class of stock has 2,000,000 shares authorized. The Certificate of Amendment was approved by the Company's Board of Directors and the majority of shares entitled to vote on February 2, 2005.

The purpose of the Certificate of Amendment is to provide the Company with a sufficient number of authorized shares of common stock for future issuances and for other valid corporate purposes recommended and authorized by the Board of Directors.

Subsequent to the filing as indicated above, the Litigation previously set forth was filed. As a result of the Settlement Agreement, the amendment to the Certificate of Incorporation is to be considered null and void.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS

(a)      Exhibits

      3.1   Articles of Incorporation of the Registrant*

      3.2   By-laws of the Registrant*

      31.1  Section 302 Certification

      32.1  Section 906 Certification

* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2004
                                     RTG Ventures, Inc.

                                     /s/ Deborah Rose
                                     -----------------------------------
                                     Deborah Rose, President/Financial Officer

                               RTG VENTURES, INC.
                              FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005



                                      INDEX



PART I.  FINANCIAL INFORMATION

         Financial Statements

                  Consolidated Balance Sheet

                  Consolidated Statements of Operations

                  Consolidated Statement of Stockholders' Deficit

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 2005

                                     ASSETS
                                   (Unaudited)


CURRENT ASSETS:
      Cash                                                                  314
                                                                   ------------
          TOTAL  ASSETS                                            $        314
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     (Accounts payable and accrued expenses                        $    198,630
      Notes payable                                                      76,667
                                                                   ------------
          TOTAL CURRENT LIABILITIES                                     275,297


STOCKHOLDERS' DEFICIT
      Common stock, no par value; authorized 100,000,000 shares;
          issued and outstanding 85,318,885 shares                    3,722,506
      Deficit accumulated during development stage                   (3,997,489)
                                                                   ------------
          TOTAL STOCKHOLDERS' DEFICIT                                  (274,983)
                                                                   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $        314
                                                                   ============

                See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended                      Six Months Ended               Cumulative
                                    --------------------------------------------------------------------------- From July 17, 2000
                                    February 28, 2005  February 29, 2004  February 28, 2005  February 29, 2004 To February 28, 2005
                                     ----------------   ----------------   ----------------   ----------------   ----------------
                                                           (Restated)                            (Restated)
COSTS AND EXPENSES:
     Non-cash compensation           $        242,500   $             --            229,500          1,185,000   $      2,055,500
     General and administrative               141,346            672,700            241,946            886,450          1,204,096
      Impairment of intangibles                    --                 --                 --                 --             26,475
      Interest expense                         56,667                 --             76,667                 --             76,667
     Merger and acquisition costs                  --                 --                 --                 --            634,751
                                     ----------------   ----------------   ----------------   ----------------   ----------------
LOSS FROM OPERATIONS                 $        440,513   $        672,700            548,113          2,071,450   $      3,997,489
                                     ================   ================   ================   ================   ================

NET LOSS PER SHARE:
     Basic and Diluted               $           0.01   $           0.02               0.01               0.06   $           0.12
                                     ================   ================   ================   ================   ================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                     61,631,756         37,033,000         50,925,596         35,349,667         32,601,850
                                     ================   ================   ================   ================   ================











            See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                    Deficit
                                                                          Common Stock            Accumulated          Total
                                                                   ----------------------------      During        Stockholders'
                                                                      Shares          Amount    Development Stage    Deficit
                                                                   ------------    ------------    ------------    ------------
                                                                                    (Restated)     (Restated)

Balance,  July 17, 2000 to May 31,2002                                5,208,000    $      5,208    $         --    $      5,208

     Issuance of common stock for services                              500,000             500                             500

     Reverse acquisition of RTG                                      22,750,000         107,406              --         107,406

     Shares issued for certain intangible rights                      3,725,000           3,725              --           3,725

     Value of stock options / warrants issued                                --           4,500              --           4,500

     Exchange of MJWC pre-merger shares
         for shares in the company                                     (500,000)           (500)             --            (500)

     Net loss                                                                --              --        (786,573)       (786,573)

Balance,  May 31, 2003                                               31,683,000         120,839        (786,573)       (665,734)

     Issuance of common stock for services                              450,000           4,500              --           4,500


     Net loss                                                                --              --        (227,500)       (227,500)

Balance,  August 31, 2003                                            32,133,000         125,339      (1,014,073)       (888,734)

     Issuance of common stock for services                              500,000         240,000                         240,000

     Shares issued for exercise of options and warrant                3,500,000         615,000              --         615,000

     Value of stock options issued                                           --       1,078,000              --       1,078,000

     Shares issued for payment of
     accounts payable  and services                                   2,100,000         637,000              --         637,000

     Net loss                                                                --              --      (2,435,303)     (2,435,303)

                                                                   ------------    ------------    ------------    ------------
Balance,  August 31, 2004                                            38,233,000       2,695,339      (3,449,376)       (754,037)
                                                                   ------------    ------------    ------------    ------------

     Shares issued for payment of                                     2,428,572          77,000                          77,000
     accounts payable  and services

     Shares cancelled                                                  (300,000)        (90,000)                        (90,000)

     Beneficial conversion feature                                           --          60,000                          60,000

     Net loss                                                                --              --        (107,600)       (107,600)
                                                                   ------------    ------------    ------------    ------------

Balance,  November 30, 2004                                          40,361,572    $  2,742,339    $ (3,556,976)   $   (814,637)
                                                                   ============    ============    ============    ============

     Shares issued for payment of
     accounts payable, severance  and services                       42,507,313         879,717                         879,717

     Shares issued for exercise of options and warrant                2,450,000          60,450                          60,450

     Beneficial conversion feature                                           --          40,000                          40,000

     Net loss                                                                --              --        (440,513)       (440,513)
                                                                   ------------    ------------    ------------    ------------

Balance,  February 28, 2005                                          85,318,885    $  3,722,506    $ (3,997,489)   $   (274,983)
                                                                   ============    ============    ============    ============


            See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six months ended                  Cumulative
                                                           -------------------------------------  From July 17, 2000
                                                           February 28, 2005   February 29, 2004  To February 28, 2005
                                                            ----------------    ----------------    ----------------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $       (548,113)   $     (2,071,450)   $     (3,997,489)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
          Non-cash compensation                                       17,000           1,185,000           1,843,000
          Write-off of intangibles                                        --                  --              26,475
          Beneficial conversion feature                               76,667                  --              76,667
          Common stock and options issued for service                242,500                  --             242,500
    Changes in assets and liabilities:
       Notes receivable                                                   --                  --              88,178
       Refundable income taxes                                            --                  --               2,257
       Accounts payable and accrued expenses                         112,260             886,450           1,618,726
                                                            ----------------    ----------------    ----------------
          Total adjustments                                          448,427           2,071,450           3,897,803
                                                            ----------------    ----------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                                (99,686)                 --             (99,686)
                                                            ----------------    ----------------    ----------------

NET CASH USED IN INVESTING ACTIVITIES                                     --                  --                  --
                                                            ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                       100,000                  --             100,000
                                                            ----------------    ----------------    ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            100,000                  --             100,000
                                                            ----------------    ----------------    ----------------

INCREASE IN CASH                                                         314                  --                 314
                                                            ----------------    ----------------    ----------------

CASH - BEGINNING OF PERIOD                                                --                  --                  --
                                                            ----------------    ----------------    ----------------

CASH - END OF PERIOD                                        $            314    $             --    $            314
                                                            ================    ================    ================



    CASH PAID FOR :
       Interest                                             $             --    $             --    $             --
                                                            ================    ================    ================
       Taxes                                                $             --    $             --    $             --
                                                            ================    ================    ================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
       Common stock issued for payment of accounts payabl   $        607,217    $             --    $        745,217
                                                            ----------------    ----------------    ----------------
       Proceeds from exercise of warrants issued as
              payment of accounts payable                   $         60,450    $             --    $        675,450
                                                            ----------------    ----------------    ----------------
       Acquisition of intangibles for common stock          $             --    $             --    $         26,475
                                                            ----------------    ----------------    ----------------


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

Recently Issued Accounting Standards

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in

Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first fiscal year that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first fiscal year that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

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

NOTE 4 - NOTES PAYABLE

During 2004, the company issued a non-interest bearing convertible demand note. The value attributable to the beneficial conversion was $100,000 of which $56,667 was amortized as interest expense during the six months period ending February 28, 2005. The remaining unamortized balance of $43,333 is shown as a reduction to the face amount of the debenture.

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

In October 2004, the Company issued 214,286 shares of common stock as a settlement for accrued expenses. Such shares were valued at their market value on the date of issuance of $.04 per share. The Company recorded an additional $8,500 for this settlement.

In October 2004, the Company issued 214,286 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.04 per share. The Company recorded consulting expenses of $8,500.

In January 2005, the Company issued 15,850,000 shares of common stock to the Company's executive officers in exchange forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $462,450.

In January 2005, the Company issued 3,000,000 shares of common stock to consultants for settlement of accrued expense of $30,000. Such shares were valued at their market value on the date of issuance of $.02 per share or $60,000. The Company recorded the $30,000 in excess of the accrued expenses as non-cash compensation expense.

In February 2005, the Company issued 12,826,063 shares of common stock to the Company's executive officers in exchange forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.016 per share. The Company recorded a reduction of payables of $205,217.

In February 2005, the Company issued 13,281,250 shares of common stock to the Company's executive officers in accordance to the severance contracts. Such shares were valued at their market value on the date on the date of issuance of $.016 per share. The Company recorded severance expense of $212,500.

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

                                             Three months        Six months
                                                Ended               Ended
                                           February 28, 2005  February 28, 2005
                                           -----------------  -----------------
Net Loss:
          As reported                      $        427,417            535,017
          Pro Forma                        $        473,417            581,017
Basic and diluted loss per common share:
          As reported                      $           0.01               0.01
          Pro Forma                        $           0.01               0.01

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the six months ended February 28, 2005.


                  Expected dividend yield                               -
                  Risk-free interest rate                               5%
                  Annualized volatility                               100%

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to officers of approximately $15,980, which are included in accrued expenses are for unpaid compensation, consulting fees and advanced funds to the Company for working capital purposes. Such amounts are non-interest bearing and due on demand.

NOTE 8 - RESTATEMENT

The unaudited financial statements for the six months ended February 28, 2004 have been restated to reflect additional non-cash compensation of $1,185,000 relating to the issuance of common stock to consultants.

NOTE 9 - LITIGATION

Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:
600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005 (but still not completed). As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose has been appointed as sole Director and Executive Officer.

As part of the Settlement Agreement, the changes to the Certificate of Incorporating and the issuance of certain shares are to be cancelled.