Form 10QSB
period 2005-05-31
RTG VENTURES INC
filed 2005-07-20
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(D) of The Securities Act of 1934

                  For the quarterly period ended: May 31, 2005

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

Yes  [ X  ]       No [     ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Stock, no par value          85,318,885
         (Class)                             (Outstanding as of July 15, 2005)

                               RTG VENTURES, INC.
                                   FORM 10-QSB
                                  May 31, 2005

                                      INDEX

                                                                         Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheet.......................................F-2
         Consolidated Statements of Operations............................F-3
         Consolidated Statements of Stockholders' Equity..................F-4
         Consolidated Statements of Cash Flows............................F-5
         Notes to Consolidated Financial Information......................F-6

Item 2   Management's Discussion and Analysis or Plan of Operation..........3

Item 3   Controls and Procedures............................................8


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................8

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds........9

Item 3.  Defaults Upon Senior Securities....................................9

Item 4.  Submission Of Matters To A Vote Of Security Holders................9

Item 5.  Other Information..................................................9

Item 6.  Exhibits..........................................................10

Signatures

Certifications

                               RTG VENTURES, INC.
                              FINANCIAL STATEMENTS
                                  May 31, 2005



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

                           Consolidated Statements of Operations

                           Consolidated Statement of Stockholders' Deficit

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

                         RTG VENTURES INC AND SUBSIDIARY
                         (A Developmental Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  May 31, 2005

                                     ASSETS
                                   (Unaudited)


CURRENT ASSETS:
      Cash                                                $                 314
                                                            --------------------

          TOTAL  ASSETS                                   $                 314
                                                            ====================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable and accrued expenses               $             198,630
      Notes payable                                                     100,000
                                                            --------------------

          TOTAL CURRENT LIABILITIES                                     298,630


STOCKHOLDERS' DEFICIT
      Common stock, no par value; authorized 100,000,000
          shares; issued and outstanding 85,318,885 shares            3,722,506
      Deficit accumulated during development stage                   (4,020,822)
                                                            --------------------

          TOTAL STOCKHOLDERS' DEFICIT                                  (298,316)
                                                            --------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $                 314
                                                            ====================







                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended                    Nine Months Ended              Cumulative
                                     -------------------------------    --------------------------------    From July 17, 2000
                                      May 31, 2005     May 31, 2004      May 31, 2005      May 31, 2004       To May 31, 2005
                                     --------------   --------------    --------------    --------------   ------------------
                                                        (Restated)                          (Restated)         (Restated)
COSTS AND EXPENSES:
     Non-cash compensation           $           -    $           -     $     229,500     $   1,185,000            2,055,500
     General and administrative                  -          168,500           241,946         1,054,950            1,204,096
      Impairment of intangibles                  -                -                 -                 -               26,475
      Interest expense                      23,333                -           100,000                 -              100,000
     Merger and acquisition costs                -                -                 -                 -              634,751
                                     --------------   --------------    --------------    --------------   ------------------
LOSS FROM OPERATIONS                 $      23,333    $     168,500     $     571,446     $   2,239,950    $       4,020,822
                                     ==============   ==============    ==============    ==============   ==================

NET LOSS PER SHARE:
     Basic and Diluted               $        0.00    $        0.00     $        0.01     $        0.06    $            0.11
                                     ==============   ==============    ==============    ==============   ==================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                  85,319,965       38,233,000        62,390,385        36,310,778           35,282,432
                                     ==============   ==============    ==============    ==============   ==================







                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                             Deficit
                                                                Common Stock               Accumulated          Total
                                                      ---------------------------------       During         Stockholders'
                                                          Shares            Amount       Development Stage     Deficit
                                                      ---------------------------------  ----------------------------------
                                                                           (Restated)         (Restated)        (Restated)
Balance,  July 17, 2000 to May 31,  2002                    5,208,000    $       5,208   $             -   $         5,208

     Issuance of common stock for services                    500,000              500                                 500

     Reverse acquisition of RTG                            22,750,000          107,406                 -           107,406

     Shares issued for certain intangible rights            3,725,000            3,725                 -             3,725

     Value of stock options / warrants issued                       -            4,500                 -             4,500

     Exchange of MJWC pre-merger shares
         for shares in the company                           (500,000)            (500)                -              (500)

     Net loss                                                       -                -          (786,573)         (786,573)

Balance,  May 31, 2003                                     31,683,000          120,839          (786,573)         (665,734)

     Issuance of common stock for services                    450,000            4,500                 -             4,500

     Net loss                                                       -                -          (227,500)         (227,500)

Balance,  August 31, 2003                                  32,133,000          125,339        (1,014,073)         (888,734)

     Issuance of common stock for services                    500,000          240,000                             240,000

     Shares issued for exercise of options and warrants     3,500,000          615,000                 -           615,000

     Value of stock options issued                                  -        1,078,000                 -         1,078,000

     Shares issued for payment of
     accounts payable  and services                         2,100,000          637,000                 -           637,000

     Net loss                                                       -                -        (2,435,303)       (2,435,303)
                                                      ----------------   --------------  ----------------  ----------------
Balance,  August 31, 2004                                  38,233,000        2,695,339        (3,449,376)         (754,037)

     Shares issued for payment of                          44,935,885          956,717                             956,717
     accounts payable  and services

     Shares cancelled                                        (300,000)         (50,000)                            (50,000)

     Beneficial conversion feature                                  -           60,000                              60,000

     Shares issued for exercise of options and warrants     2,450,000           60,450                              60,450

     Net loss                                                       -          -                (571,446)         (571,446)

                                                      ----------------   --------------  ----------------  ----------------
Balance, May 31, 2005                                      85,318,885    $   3,722,506   $    (4,020,822)  $      (298,316)
                                                      ================   ==============  ================  ================


                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          Nine months ended               Cumulative
                                                                ------------------------------------   From July 17, 2000
                                                                 May 31, 2005       May 31, 2004         To May 31, 2005
                                                                ---------------   ------------------   ---------------------
                                                                                      (Restated)             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $     (571,446)   $      (2,239,950)   $         (4,020,822)

    Adjustments to reconcile net loss to net cash used
    in operating activities:
          Non-cash compensation                                         17,000            1,185,000               1,843,000
          Write-off of intangibles                                           -                    -                  26,475
          Beneficial conversion feature                                100,000                    -                 100,000
          Common stock issued for services rendered                                               -
          Common stock and options issued for service                  242,500                    -                 242,500
    Changes in assets and liabilities:
       Notes receivable                                                      -                    -                  88,178
       Refundable income taxes                                               -                    -                   2,257
       Accounts payable and accrued expenses                           112,260            1,054,950               1,618,726
                                                                ---------------   ------------------   ---------------------
          Total adjustments                                            471,760            2,239,950               3,921,136
                                                                ---------------   ------------------   ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (99,686)                   -                 (99,686)
                                                                ---------------   ------------------   ---------------------

NET CASH USED IN INVESTING ACTIVITIES                                        -                    -                       -
                                                                ---------------   ------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                         100,000                    -                 100,000
                                                                ---------------   ------------------   ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              100,000                    -                 100,000
                                                                ---------------   ------------------   ---------------------

INCREASE IN CASH                                                           314                    -                     314
                                                                ---------------   ------------------   ---------------------

CASH - BEGINNING OF PERIOD                                                   -                    -                       -
                                                                ---------------   ------------------   ---------------------

CASH - END OF PERIOD                                            $          314    $               -    $                314
                                                                ===============   ==================   =====================



    CASH PAID FOR :
       Interest                                                 $            -    $               -    $                  -
                                                                ===============   ==================   =====================
       Taxes                                                    $            -    $               -    $                  -
                                                                ===============   ==================   =====================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
       Common stock issued for payment of accounts payable      $      607,217    $               -    $            745,217
                                                                ---------------   ------------------   ---------------------
       Proceeds from exercise of warrants issued as
              payment of accounts payable                       $       60,450    $               -    $            675,450
                                                                ---------------   ------------------   ---------------------
       Acquisition of intangibles for common stock              $            -    $               -    $             26,475
                                                                ---------------   ------------------   ---------------------




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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months and nine months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 2005.

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

NOTE 4 - NOTES PAYABLE

During 2004, the company issued non-interest bearing convertible demand note. The value attributable to the beneficial conversion was $100,000 of which $100,000 was amortized as interest expense during the nine months period ending May 31, 2005.

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

In January 2005, the Company issued 15,850,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $462,450.

In January 2005, the Company issued 3,000,000 shares of common stock to consultants for settlement of accrued expense of $30,000. Such shares were valued at their market value on the date of issuance of $.02 per share or $60,000. The Company recorded the $30,000 in excess of the accrued expenses as non-cash compensation expense.

In February 2005, the Company issued 12,826,063 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date of issuance of $.016 per share. The Company recorded a reduction of payables of $205,217.

In February 2005, the Company issued 13,281,250 shares of common stock to the Company's executive officers in accordance to the severance contracts. Such shares were valued at their market value on the date of issuance of $.016 per share. The Company recorded severance expense of $212,500.

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

                                              Three months        Nine months
                                                  Ended              Ended
                                              May 31, 2005       May 31, 2005
                                          -----------------     ----------------
Net Loss:
          As reported                     $         23,333      $       571,446
          Pro Forma                       $         23,333      $       617,446
Basic and diluted loss per common share:
          As reported                     $           0.00      $          0.01
          Pro Forma                       $           0.00      $          0.01

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the nine months ended May 31, 2005.


                  Expected dividend yield                               -
                  Risk-free interest rate                               5%
                  Annualized volatility                               100%

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts due to officers of approximately $22,480, which are included in accrued expenses are for unpaid compensation, consulting fees and advanced funds to the Company for working capital purposes. Such amounts are non-interest bearing and due on demand.

NOTE 8 - RESTATEMENT

The unaudited financial statements for the nine months ended May 31, 2004 have been restated to reflect additional non-cash compensation of $1,185,000 relating to the issuance of common stock to consultants.

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

As part of the Settlement Agreement, the changes to the Certificate of Incorporation and the issuance of certain shares are to be cancelled.

On or about May 6, 2005, the Company was served with a subpoena from the United States of American Securities and Exchange Commission (the "Commission"), demanding the production of certain documents related to the business of the Corporation from May 1, 2003 to the present, and to produce documents related to the issuance, deliverance and transfer of the securities of the Corporation, all documents, contracts, correspondence and related items related to the transaction involving the proposed joint venture related to the various rights we have obtained from the Sports Ministry of the People's Republic of China, and information set forth in certain press releases. In addition the demand included the documents and related items with respect to other entities which the Corporation was alleged to be conducting business with.

The Corporation complied with as much production of the demanded documents and information as was in its possession at the time of the Subpoena.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto filed in our annual report on Form 10-KSB on August 30, 2004. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

The company has no intentions of pursuing these lines of business in the future.

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

We have financed our activity to date from sales of debentures and loans from shareholders and officers. As of May 31, 2005 we had an accumulated deficit of approximately $4,000,000. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2004 contains a qualification regarding our ability to continue as a going concern.

Subsequent to the change of control in February 2005, Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.: 600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005 (but still not completed). As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose has been appointed as sole Director and Executive Officer.

Pursuant to the Settlement Agreement, the following person was elected to the positions indicated.

         Name               Age         Position
         -----------------------------------------------------------------------
         Deborah Rose        44         sole Director and Sole Executive Officer

She possesses a Bachelors degree in Business Administration in which she graduated summa cum laude. Has an extensive background in administration details in the public markets. For the past eight years Ms. Rose has directed her knowledge and expertise to the public markets. Her capacity is to coordinate the appropriate people, develop the corporate structure and then create the public awareness for these companies. She has been involved with a number of public companies in various stages of growth. Her background has potential impact in the development of any and all business development as well as assisting in the creation of marketing programs to assist in the expansion of the company's business model

For the next 12 months of operations, we anticipate needing to raise a minimum of $1,000,000. This amount may be substantially increased in the event that we expand our present operations. In the event we are unable to raise needed capital, this would have a material adverse effect on our intended operations. We do not presently engage in any research and development activities and have no plans to do so in the foreseeable future. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add additional employees although we would expect to do so when and if we expand our operations.


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

We Have No Operating History or Basis for Evaluating Prospects
         We were incorporated in 1998 and we currently have no operating business or plans to develop one. We are currently seeking to enter into a merger or business combination with another company. Our President/Chief Financial Officer, Deborah Rose, was only appointed in April 2005 and has had a minimal period of time to evaluate the Company's merger prospects. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities and searching for merger targets.

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

We Depend upon a Single Executive Officer and Director, Whose Experience Is Limited and Who Makes All Management Decisions

        Our ability to effect a merger will be dependent upon the efforts of our President/Financial Officer and sole director, Deborah Rose. Notwithstanding the importance of Ms. Rose, we have not entered into any employment agreement or other understanding with Ms. Rose concerning compensation or obtained any "key man" life insurance on her life. The loss of the services of Ms. Rose will have a material adverse effect on our business objectives. We will rely upon the expertise of Ms. Rose and do not anticipate that we will hire additional personnel. While we have engaged certain outside consultants who have and who will continue to assist us in evaluating merger targets, we may not have the resources to retain additional personnel as necessary.

Management Will Change Upon the Consummation of a Merger
         After the closing of a merger, our current management will not retain any control over the Company. Ms. Rose intends to resign as the President/Financial Officer ands sole Director of the Company. It is impossible to know at this time who the management of the Company will be after the close of a merger.

"Penny Stock" Rules May Restrict the Market for the Company's Shares
         Our common shares are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common shares and may affect the secondary market for our common shares. These rules could also hamper our ability to raise funds in the primary market for our common shares.

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

Current Stockholders Will Be Immediately and Substantially Diluted upon a Merger
         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of Common Stock. There are currently 85,318,885, issued and outstanding shares of our common stock. To the extent that additional shares of Common Stock are issued in connection with a merger, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's principal executive officer/principal financial officer is responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officer has concluded (based upon her evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported in a timely manner. The Registrant's principal executive officer/principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses.



PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel, other than as listed below:

Prior Events
Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:
600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005 (but still not completed). As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose has been appointed as sole Director and Executive Officer.

As part of the Settlement Agreement, the changes to the Certificate of Incorporation and the issuance of certain shares are to be cancelled.

There have been no changes in the company's accountants, or disagreements with its accountants since its inception.

ITEM 2. CHANGES IN SECURITIES.

Prior Events
On February 2, 2005, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of the State of Florida. The Certificate of Amendment increased the number of authorized shares of the Company's common stock from 100,000,000 to 250,000,000 shares. The Certificate of Amendment also created a new class of stock called preferred shares. The new class of stock has 2,000,000 shares authorized. The Certificate of Amendment was approved by the Company's Board of Directors and the majority of shares entitled to vote on February 2, 2005.

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


Current Events
None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

On or about May 6, 2005, the Company was served with a subpoena from the United States of American Securities and Exchange Commission (the "Commission"), demanding the production of certain documents related to the business of the Corporation from May 1, 2003 to the present, and to produce documents related to the issuance, deliverance and transfer of the securities of the Corporation, all documents, contracts, correspondence and related items related to the transaction involving the proposed joint venture related to the various rights we have obtained from the Sports Ministry of the People's Republic of China, and information set forth in certain press releases. In addition the demand included the documents and related items with respect to other entities which the Corporation was alleged to be conducting business with.

The Corporation complied with as much production of the demanded documents and information as was in its possession at the time of the Subpoena.

ITEM 6.  EXHIBITS

(a)      Exhibits
         3.1      Articles of Incorporation of the Registrant*
         3.2      By-laws of the Registrant*
         31.1     Section 302 Certification
         32.1     Section 906 Certification
         ------------
* These documents are hereby incorporated by reference to Form SB-2, as amended, filed on August 17, 2001



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 20, 2005

                                       RTG Ventures, Inc.

                                       /s/      Deborah Rose
                                       -----------------------------------
                                       Deborah Rose, President/Financial Officer