Form 10KSB
period 2005-08-31
RTG VENTURES INC
filed 2007-05-15
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED: August 31, 2005
                                       OR
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

                       Commission file number: 333-85072

                               RTG VENTURES, INC.
                 (Name of small business issuer in its charter)

                  Florida                              59-3666743
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                             c/o Paykin & Krieg, LLP
                               185 Madison Avenue
                               New York, NY 10016
                    (Address of principal executive offices)

                                 (917) 488-6473
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                  Name of exchange on which registered

-------------------------------             ------------------------------------

Securities registered under Section 12(g) of the Exchange Act:



--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,757,000, as of April 27, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:                 118,818,885
                  (Class)                     (Outstanding as of May 4, 2007)

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

Predictive Statements                                                         3

PART 1
         Item 1.  Description of Business                                     4
         Item 2:  Description of Property                                     5
         Item 3.  Legal Proceedings                                           5
         Item 4.  Submission of Matters to Vote of Security Holders           6

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters    6
         Item 6.  Plan of Operation                                           9
         Item 7.  Financial Statements                                       10
         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        11
         Item 8A. Controls and Procedure                                     11
         Item 8B. Other Information                                          13

PART III

         Item 9.  Directors/Executive Officers/Promoters/Control Person;     13
                     Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation                                     14
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                 17
         Item 12. Certain Relationships and Related Transactions             18
         Item 13. Exhibits                                                   19
         Item 14. Principal Accountant Fees and Services                     19

                           PREDICTIVE STATEMENTS

         Except for historical information, this report contains predictive statements. Such predictive statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such predictive statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the predictive statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Plan of Operation" and "Business". You are cautioned not to place undue reliance on the predictive statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the predictive statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

GENERAL

         We were organized under the laws of the State of Florida on September 29, 1998 to engage in the business of importing crawfish farmed and harvested in Indonesia for sale in the United States. We conducted no material operations in that line of business.

            Effective May 21, 2003, we entered into an Agreement for the Exchange of Common Stock with MJWC, Inc., a British Virgin Islands corporation formed on July 17, 2000. Pursuant to such Agreement, MJWC, Inc. became our wholly-owned subsidiary and we issued an aggregate of 22,750,000 shares of our common stock to the shareholders of MJWC, Inc. The transaction was treated as a reverse acquisition in which MJWC, Inc. was treated as the acquirer for accounting purposes. MJWC, Inc. holds certain rights obtained from the Sports Ministry of The People's Republic of China (the "PRC"), including the right to arrange, organize and promote the Chinese Poker Championship and Mah-jong Championship in the PRC. We have not, to date, conducted any operations based upon, or otherwise exploited, any of such rights. The rights will expire on December 31, 2008.

            In May 2003 we entered into an Asset Transfer Agreement with Brain Games Asia, Inc., a British Virgin Islands corporation, pursuant to which we acquired certain intangible assets of Brain Games Asia, Inc. in exchange for 3,725,000 shares of our common stock. The assets acquired consisted primarily of rights obtained from the Sports Ministry of the PRC to arrange, organize and promote the Chinese Chess (Xianqui) Championship. These rights expired on December 31, 2005.

            Effective August 27, 2003 we changed our fiscal year end from May 31 to August 31.

         On July 31, 2004 we entered into a Letter of Understanding with New Co Tech Corporation relating to a proposed joint venture to exploit the various rights we obtained through the transactions with MJWC, Inc. and Brain Games Asia, Inc; however, we were unable to negotiate a mutually acceptable definitive agreement and, effective September 29, 2004, entered into a Settlement Agreement and Mutual Release terminating the Letter of Understanding. As part of such settlement, we also entered into a Consulting Agreement with certain affiliates of New Co Tech Corporation pursuant to which such affiliates agreed to provide us with assistance designing and operating our website, www.rtg-ventures.com, and we issued an aggregate of 428,572 shares of our common stock to such affiliates.

            On November 18, 2004, we increased our number of authorized shares of common stock from 50,000,000 to 100,000,000.

         As of July 2005, we discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

         On August 12, 2005 we amended our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 200,000,000 shares of common stock and 2,000,000 shares of "blank check" preferred stock.

            On March 20, 2007, we entered into a Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares, New Media Television (Europe) Limited, a United Kingdom private company limited by shares and certain outside stockholders listed on Exhibit A thereto, pursuant to which we have agreed to issue an aggregate of 152,767,134 shares of our common stock to the stockholders of New Media Television (Europe) Limited in exchange for all of the outstanding capital shares of New Media Television (Europe) Limited. The closing of the transactions under the Share Exchange Agreement is subject to the fulfillment of certain conditions, including the completion of our audits for the fiscal years ended August 31, 2005 and 2006 and our filing all reports required under the Securities Exchange Act of 1934, as amended, to the date of closing. In addition, t he Company has agreed that there will be no more than 16,974,126 shares of common stock outstanding immediately prior to closing. No assurance can be given that the transaction will be completed.

SALES AND MARKETING

         We currently do not engage in any sales or marketing efforts as we currently have no operations.

RESEARCH AND DEVELOPMENT

         Since our inception, we have not engaged in any research and development activities.

EMPLOYEES

         We currently have one full-time employee.

Item 2. DESCRIPTION OF PROPERTY

         We currently do not own or lease any real property. Our executive offices are located at c/o Paykin & Krieg, LLP, 185 Madison Avenue, New York, NY 10016. We do not pay rent for our executive offices. We believe that our current offices are sufficient for our immediate and near-term needs.

 Item 3. LEGAL PROCEEDINGS

On March 31, 2005, certain of our shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:600989-2005. This proceeding sought to reverse certain actions taken by our former sole Director and Chief Executive Officer, Atul Mehta, following his assuming control of the Company. The Plaintiffs in this proceeding alleged that the actions taken were taken without the requisite approval of our shareholders. As of March 31, 2005, the Company, Plaintiffs and the individual defendants named in the action entered into a Settlement Agreement pursuant to which, among other things, we issued 21,000,000 shares of our common stock to Silverlake Holdings, Mr. Mehta resigned as Director and Chief Executive Officer effective April 19, 2005 and Ms. Deborah Rose was appointed as our sole Director and Chief Executive Officer.

         Also pursuant to the Settlement Agreement, certain amendments to our Certificate of Incorporation changing our jurisdiction of organization and capitalization, as well as the unauthorized issuance of shares of our common stock to Mr. Mehta and his sister, Puja Mehta, were rescinded and canceled.

              Certain provisions of the Settlement Agreement were subsequently set aside on April 24, 2006 due to the default by defendants in their performance thereunder, as reported in the Company's Current Report on Form 8-K filed with the SEC on April 25, 2006 and amended on April 28, 2006. By written consent of each of the Company's shareholders and directors, the Company's previous management was reinstated.

          On or about May 6, 2005, we were served with a subpoena from the United States Securities and Exchange Commission (the "Commission") demanding the production of certain documents related to the conduct of our business during the period from May 1, 2003 to the date of the subpoena, documents relating to the issuance, delivery and transfer of our securities and all documents, contracts, correspondence and other items relating to a proposed joint venture and certain rights obtained from the Sports Ministry of the PRC, as well as documents relating to information set forth in certain of our press releases. In addition, the subpoena included a demand for the production of documents relating to certain other entities with which we were alleged to be conducting business. We complied fully with the subpoena to the extent that we possessed the requested documents and information and have not received any response or other further official correspondence from the Commission to date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective August 12, 2005 our shareholders approved by written consent an amendment to our Articles of Incorporation to increase our authorized capital to 200,000,000 shares of common stock, par value $.001 per share, and 2,000,000 shares of preferred stock, par value $.001 per share. There were no other matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2005.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

         Our common stock was listed for trading on the OTC Electronic Bulletin Board under the symbol "RTGV" from February 4, 2003 until January 2006. In January 2006 our common stock was de-listed from the OTC Electronic Bulletin Board. Our common stock is currently traded over-the-counter on the Pink Sheets under the symbol "RTGV."

PER SHARE MARKET PRICE DATA

         The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by on the Pink Sheets. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2004:     High Bid       Low Bid
First Quarter                    $0.80         $0.15
Second Quarter                   $0.15         $0.04
Third Quarter                    $0.08         $0.025
Fourth Quarter                   $0.09         $0.025

Year Ended August 31 2005:       High Bid      Low Bid
First Quarter                    $0.028        $0.006
Second Quarter                   $0.017        $0.004
Third Quarter                    $0.0095       $0.0025
Fourth Quarter                   $0.0068       $0.0025

Year Ended August 31, 2006:      High Bid      Low Bid
First Quarter                    $0.0075       $0.0026
Second Quarter                   $0.0079       $0.0060
Third Quarter                    $0.0024       $0.0024
Fourth Quarter                   $0.004        $ 0.004

Year Ending August 31, 2007:     High Bid      Low Bid
First Quarter                    $0.005        $0.004
Second Quarter                   $0.049        $0.035


         The last reported sale price of our common stock on the Pink Sheets on May 4, 2007 was $0.06 per share. As of May 4, 2007, there were approximately 104 holders of record of our common stock.

DIVIDENDS

         We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

            We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

In May 2003, certain intangibles assets from Brain Games Asia, Inc. were acquired in exchange for 3,725,000 shares of the Company's common stock. The intangible assets acquired consist primarily of rights to arrange, organize and promote the Chinese Chess Championships.

On June 1, 2003, the Company issued 450,000 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.01 per share. The Company recorded consulting expenses of $4,500.

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

In January 2005, the Company issued 13,400,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $402,000.

In January 2005, the Company issued 3,000,000 shares of common stock to consultants for settlement of accrued expense of $30,000. Such shares were valued at their market value on the date of issuance of $.02 per share or $60,000. The Company recorded the $30,000 in excess of the accrued expenses as non-cash compensation expense.

In January 2005 the Company issued 2,450,000 shares of common stock for the exercise of warrants. The amount due for the exercise of $60,450 was used to reduce amounts due to the same individuals.

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

In March 2005, the Company issued 21,000,000 shares of common stock in accordance with the settlement agreement (Note 9). Such shares were valued at their market value on the date of issuance of $.007 per share. The Company recorded interest expense of $147,000.

               All of the foregoing issuances were made in reliance on Section 4(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder.

Item 6. PLAN OF OPERATION

         The following Plan of Operation should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

         We are a development stage company. We have not generated any revenues. There is presently no business being conducted by the company. We continue to look for merger and acquisition candidates in related and unrelated fields. Such transactions may involve sales of our debt or equity securities. No assurance can be given that we will enter into and complete any transactions of this type.

         We have financed our activity to date from sales of debentures and loans from shareholders and officers. As at August 31, 2005 we had an accumulated deficit of $4,068,073. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Item 7. FINANCIAL STATEMENTS

                               RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2005

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of August 31, 2005                             F-2

Consolidated Statements of Operations for the years ended
 August 31, 2005 and 2004 and the developmental stage period
 July 17, 2000 through August 31, 2005                                       F-3

Consolidated Statement of Stockholders' Equity (Deficit) for
the years ended August 31, 2005 and 2004 and the developmental
stage period July 17, 2000 through August 31, 2005                           F-4

Consolidated Statements of Cash Flows for the years ended
 August 31, 2005 and 2004 and the developmental stage period
 July 17, 2000 through August 31, 2005                                       F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc.

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc. (a development stage company), as of August 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended August 31, 2005 and 2004 and for the period July 17, 2000 (inception) to August 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, as of August 31, 2005, and the results of their operations and their cash flows for the years ended August 31, 2005 and 2004, and for the period from July 17, 2000 (inception) to August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc. (a development stage company), will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2005 of approximately $4,100,000. The Company incurred a net loss for the year ended August 31, 2005 of approximately $619,000 and had negative working capital at August 31, 2005 of approximately $185,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Sherb & Co., LLP
                                                  ------------------------------
                                                  Sherb & Co., LLP.
                                                  Certified Public Accountants

New York, New York
May 8, 2007

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 August 31, 2005

                                     ASSETS





TOTAL  ASSETS                                                $                -
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $           85,067
     Notes payable                                                      100,000
                                                             -------------------

         TOTAL CURRENT LIABILITIES                                      185,067


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized 2,000,000
      shares, issued - none                                                   -
     Common stock, par value $.001;  authorized 200,000,000
      shares; issued and outstanding 106,318,885 shares                 106,319
     Additional paid in capital                                       3,776,687
     Deficit accumulated during development stage                    (4,068,073)
                                                             -------------------

         TOTAL STOCKHOLDERS' DEFICIT                                   (185,067)
                                                             -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $                -
                                                             ===================




                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                       Cumulative
                                               Year ended August 31,               From July 17, 2000
                                      ----------------------------------------         (Inception)
                                            2005                  2004             To August 31, 2005
                                      ------------------   -------------------   ------------------------
COSTS AND EXPENSES:
     Non-cash compensation            $         229,500    $        1,817,000    $             2,055,500
     General and administrative                 281,612               591,828                  1,243,762
      Impairment of intangibles                       -                26,475                     26,475
      Interest expense                          247,000                     -                    247,000
     Merger and acquisition costs                     -                     -                    634,751
                                      ------------------   -------------------   ------------------------
LOSS BEFORE OTHER INCOME                        758,112             2,435,303                  4,207,488

OTHER INCOME                                   (139,415)                    -                   (139,415)
                                      ------------------   -------------------   ------------------------

NET LOSS                              $         618,697    $        2,435,303 $                4,068,073
                                      ==================   ===================   ========================

NET LOSS PER SHARE:
     Basic and Diluted                $            0.01    $             0.07
                                      ==================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                       78,622,780            36,795,333
                                      ==================   ===================





















           See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                   Deficit
                                                        Common Stock                             Accumulated          Total
                                              -------------------------------    Additional        During          Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,500                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885    $    106,319     $  3,776,687    $   (4,068,073)  $     (185,067)
                                              ===============   =============    =============   ===============  ===============

                See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative
                                                                                               From July 17, 2000
                                                                  Year ended August 31,           (Inception)
                                                            --------------------------------
                                                                2005              2004         To August 31, 2005
                                                            --------------   ---------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $    (618,697)   $   (2,435,303)   $       (4,068,073)

     Adjustments to reconcile net loss to net cash used
      in operating activities:
           Non-cash compensation                                  376,500         1,817,000             2,202,500
           Write-off of intangibles                                     -            26,475                26,475
           Interest expense                                       100,000                 -               100,000
           Gain on settlement of payables                        (139,415)                               (139,415)
     Changes in assets and liabilities:
        Notes receivable                                                -                 -                88,178
        Refundable income taxes                                         -                 -                 2,257
        Due to officer
        Accounts payable and accrued expenses                     168,112           591,828             1,674,578
                                                            --------------   ---------------   -------------------
           Total adjustments                                      505,197         2,435,303             3,954,573
                                                            --------------   ---------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                            (113,500)                -              (113,500)
                                                            --------------   ---------------   -------------------

NET CASH USED IN INVESTING ACTIVITIES                                   -                 -                     -
                                                            --------------   ---------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                   100,000                 -               100,000
     Capital contribution                                          13,500                 -                13,500
                                                            --------------   ---------------   -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         113,500                 -               113,500
                                                            --------------   ---------------   -------------------

INCREASE IN CASH                                                        -                 -                     -
                                                            --------------   ---------------   -------------------

CASH - BEGINNING OF YEAR                                                -                 -                     -
                                                            --------------   ---------------   -------------------

CASH - END OF YEAR                                          $           -    $            -    $                -
                                                            ==============   ===============   ===================

CASH PAID FOR :
Interest                                                    $           -    $            -    $                -
                                                            ==============   ===============   ===================
Taxes                                                       $           -    $            -    $                -
                                                            ==============   ===============   ===================

Supplemental Cash Flow Information:
     Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts
         payable                                            $     637,217    $      138,000    $          775,217
                                                            ==============   ===============   ===================
        Proceeds from exercise of warrants issued as
         payment of accounts payable                        $      60,450    $      615,000    $          675,450
                                                            ==============   ===============   ===================
        Acquisition of intangibles for common stock         $           -    $            -    $           26,475
                                                            ==============   ===============   ===================

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

On August 12, 2005, the Company increased the number of authorized shares of no par value common stock from 100,000,000 to 200,000,000 and authorized capital of 2,000,000 no par value preferred shares. The Company amended both common and preferred stocks to reflect a par value of $.001 per share.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is antidilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and notes payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

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

Stock Based Compensation

The Company accounted for stock transactions in accordance with APB No. 25, "Accounting for Stock Issued to Employees". In accordance with Statement of Accounting Standards No. 123 ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation", the Company adopted the pro forma disclosure requirements of SFAS 148.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact will be material.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2005 of approximately $4,100,000. The Company incurred a net loss for year ended August 31, 2005 of approximately $619,000 and had negative working capital at August 31, 2005 of approximately $185,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In September 2004 the Company issued an interest free $60,000 convertible debenture which was convertible into 6,000,000 common shares at $.01 per share. In December 2004 the Company issued a similar $40,000 debenture, convertible into 4,000,000 common shares. A value of $100,000 was attributed to the beneficial conversion of the notes and was amortized as interest expense during the year ended August 31, 2005. On January 30, 2007, the Company issued 10,000,000 shares to the debenture holder, having a market value of $.075 per share, in full settlement of the outstanding debentures payable. The excess market value of the shares over the note payable $650,000 was charged to interest expense and credited to paid-in-capital.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At August 31, 2005 accounts payable and accrued expenses consisted of the following:

         Trade payables                                       $39,586
         Professional fees                                     45,481
                                                              -------
         Total                                                $85,067
                                                              =======

Management has negotiated reductions of $139,000 payable to certain creditors. Such amount was reflected as Other Income in the financial statements for the year ended August 31, 2005.

NOTE 6 - COMMON STOCK

In May 2003, certain intangibles assets from Brain Games Asia, Inc. were acquired in exchange for 3,725,000 shares of the Company's common stock. The intangible assets acquired consist primarily of rights to arrange, organize and promote the Chinese Chess Championships.

On June 1, 2003, the Company issued 450,000 shares of common stock to a consultant. Such shares were valued at their market value on the date of issuance of $.01 per share. The Company recorded consulting expenses of $4,500.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK (continued)

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

In January 2005, the Company issued 13,400,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $402,000.

In January 2005, the Company issued 3,000,000 shares of common stock to consultants for settlement of accrued expense of $30,000. Such shares were valued at their market value on the date of issuance of $.02 per share or $60,000. The Company recorded the $30,000 in excess of the accrued expenses as non-cash compensation expense.

In January 2005 the Company issued 2,450,000 shares of common stock for the exercise of warrants. The amount due for the exercise of $60,450 was used to reduce amounts due to the same individuals.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK (continued)

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

In March 2005, the Company issued 21,000,000 shares of common stock in accordance with the settlement agreement (Note 9). Such shares were valued at their market value on the date of issuance of $.007 per share. The Company recorded interest expense of $147,000.

NOTE 7 - STOCK OPTIONS / WARRANTS

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

On September 1, 2003, in connection with an employment agreement, the Company granted 1,500,000 options to its President to acquire 1,500,000 shares of the Company's common stock. The options have an exercise price of $.01 and expire four years from the date of grant. In connection with these options, the Company recorded non-cash compensation of $1,035,000 for the period ended August 31, 2004 under the intrinsic value method of APB 25.

In September 2004, the Company issued 1,500,000 options and 500,000 warrants pursuant to employment and consulting agreements with its officers.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS / WARRANTS (continued)

The following table summarizes the Company's stock options outstanding at August 31, 2005:


                              Shares exercise price    Weighted average
                              ---------------------   -------------------
Outstanding and exercisable
at August 31, 2003                       3,450,000    $              .35
   Granted                               1,500,000                   .01
   Exercised                            (3,500,000)                 (.18)
   Expired                                       -                     -
                              ---------------------   -------------------
Outstanding and exercisable
at August 31, 2004                       1,450,000                   .41
   Granted                               2,000,000                   .03
   Exercised                            (2,450,000)                  .03
   Expired                              (1,000,000)                  .60
                              ---------------------   -------------------
Outstanding and exercisable
at August 31, 2005                               -    $                -
                              =====================   ===================

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


                                                  Year Ended                Year Ended
                                               August 31, 2005           August 31, 2004
                                          ----------------------      ----------------------
Net Loss:
          As reported                     $             618,697       $           2,435,303
          Pro Forma                       $             664,697       $           2,439,863
Basic and diluted loss per common share:
          As reported                     $                0.01       $                 .06
          Pro Forma                       $                0.01       $                 .06

The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the years ended August 31, 2005 and 2004. The per-share weighted average fair value of stock options granted during 2005 and 2004 was $.02 and $.01, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions for the year ended August 31, 2004 and 2005:

                                                    2005            2004
                                              ----------------- --------------
       Expected dividend yield                         -                -
       Risk-free interest rate                        3%               5%
       Annualized volatility                         91%             100%
       Estimated life                             3-4 years         3 years

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

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

For the years ended August 31, 2005 and 2004, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                                     Year Ended August 31,
                                                   2005               2004
                                              --------------     -------------
Benefit (Taxes)computed at statutory rate     $     306,000      $    828,000
Permanent difference                               (162,000)         (627,000)
Income tax benefit not utilized                    (144,000)         (201,000)
                                              --------------     -------------

Net income tax benefit                        $           -      $          -
                                              ==============     =============

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,103,000 at August 31, 2005 expiring through the year 2025. Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward                 $     386,000
Valuation allowance                                                 (386,000)
                                                               --------------

Net deferred tax asset recorded                                $           -
                                                               ==============


NOTE 9 - LITIGATION

Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:
600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005. As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose has been appointed as sole Director and Executive Officer. As part of the Settlement Agreement, the changes to the Certificate of Incorporation and the issuance of certain shares were cancelled.

The Company's former officers have made claims for reimbursement of $73,500 supposedly advanced on behalf of the Company. The Company has countered with claims against those officers in an amount well in excess of the purported debt and has indicated that it has no intention of honoring such claims. Accordingly, to the extent $21,500 has some validity such obligation has been recorded as a contribution of capital.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LITIGATION (continued)

On or about May 6, 2005, the Company was served with a subpoena from the United States of American Securities and Exchange Commission (the "Commission"), demanding the production of certain documents related to the business of the Corporation from May 1, 2003 to the present, and to produce documents related to the issuance, deliverance and transfer of the securities of the Corporation, all documents, contracts, correspondence and related items related to the transaction involving the proposed joint venture related to the various rights we have obtained from the Sports Ministry of the People's Republic of China, and information set forth in certain press releases. In addition the demand included the documents and related items with respect to other entities which the Corporation was alleged to be conducting business with. The Corporation complied with as much production of the demanded documents and information as was in its possession at the time of the Subpoena. The Company has had no official contact since the submission of the requested documents with the SEC.

Note 10 - Employment agreements

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock option to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vest immediately and expire in April 2009.

Note 11 - SUBSEQUENT EVENTS

On January 30, 2007 2,500,000 common shares were issued to the aforementioned officers upon exercise of their options for a total consideration of $2,500.

The Company concurrently issued 10,000,000 common shares to the debenture holder as full payment of the outstanding payable.

Note 12 - SHARE EXCHANGE AGREEMENT

On March 20, 2007, the Company entered into a Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares, New Media Television (Europe) Limited, a United Kingdom private company limited by shares and certain outside stockholders listed on Exhibit A thereto, pursuant to which the Company agreed to issue an aggregate of 152,767,134 shares of our common stock to the stockholders of New Media Television (Europe) Limited in exchange for all of the outstanding capital shares of New Media Television (Europe) Limited. The closing of the transactions under the Share Exchange Agreement is subject to the fulfillment of certain conditions, including the completion of the audits for the fiscal years ended August 31, 2005 and 2006 and the filing of all reports required under the Securities Exchange Act of 1934, as amended, to the date of closing. In addition, the Company has agreed that there will be no more than 16,974,126 shares of common stock outstanding immediately prior to closing. No assurance can be given that the transaction will be completed.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on accounting and financial disclosure.


Item 8A. CONTROLS AND PROCEDURES

         CEO and CFO Certifications

              As of the end of the year covered by this annual report, our company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures". The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of this report contains information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls

         We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

         Based on our management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that a deficiency was identified in our internal controls over financial reporting which constituted a "material weakness". Accordingly, management concluded that our disclosure controls and procedures were not effective.

         The material weakness was the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process.

Limitations on the Effectiveness of Controls

         Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

         We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP").

         It is the responsibility of our management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim consolidated financial statements. Management is in the process of remedying the material weakness described above.

Internal control over financial reporting

     Management has initiated the following activities intended to improve our internal control over financial reporting:

         As reported in the Company's Current Report on Form 8-K filed with the SEC on April 24, 2006 and amended on April 28, 2006, the previous management was removed by written consent of our shareholders and replaced by the former executive officers and directors and the internal controls previously in place were re-instituted.

Item 8B. OTHER INFORMATION

         Not applicable.



                               PART III MANAGEMENT

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information, as of August 31, 2005, with respect to our directors and executive officers.

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

Name                       Age                        Position
-----------------------------------------------------------------
Deborah Rose               44                        President/Chief
                                                     Executive Officer
                                                     and Director

         The following is a summary of the business experience of our sole Director and executive officer:

         Deborah Rose has served as our President, Chief Executive Officer and a Director since April 19, 2005. She possesses a Bachelors degree in Business Administration in which she graduated summa cum laude. She has an extensive background in administration details in the public markets. For the past eight years, Ms. Rose has directed her knowledge and expertise to the public markets. Her capacity is to coordinate the appropriate people, develop the corporate structure and then create the public awareness for these companies. She has been involved with a number of public companies in various stages of growth. Her background has potential impact in the development of any and all business development as well as assisting in the creation of marketing programs to assist in the expansion of the Company's business model.

For the past 5 years she has worked in a non-executive capacity managing the day to day operations of the following companies 1) Corporate Connections:
Advises/Consults companies going public 2) Sam Adams Inc.: Gold Course Management Company 3) Tumbleweed Inc.: Resort Development in Canada.

COMPENSATION OF DIRECTORS

         None of our directors received any remuneration for acting as such. Directors are, however, reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

         On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our Code of Ethics was previously filed as an Exhibit to our Form 10-KS, for the year ended August 31, 2004. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to RTG Ventures, Inc., to the attention of our Chief Executive Officer.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2005, 2004 or 2003, except as follows:


                                Annual Compensation                           Long-Term Compensation
                                -------------------                           ----------------------
Name and          Fiscal Year Ended                     Other                          Restricted    LTIP     All Other
Principal Position    August 31,    Salary   Bonus   Compensation     Options/SARs  Stock Awards   Payouts  Compensation
------------------    ----------    ------   -----  ----------------  ------------- ------------- --------- ------------
LINDA PERRY (13)         2005     106,500(1)   0    $   92,500(10)             0               0         0            0
PRESIDENT/CEO            2004     170,000(2)   0             0         1,500,000(3)            0         0            0
                         2003         0        0    $   90,000(4)              0               0         0            0
LANCER CORP.             2005         0        0             0           500,000(11)           0         0            0
                                                    $  180,000(5)(12)
BARRINGTON               2004         0        0    $  164,000(6)        450,000(7)            0         0            0
FLUDGATE    (13)         2003         0        0    $   76,000(8)              0               0         0            0
SECRETARY/CFO

______________________________________

(1) For the fiscal year ending August 3, 2005, Ms. Perry earned $106,500 of which $83,500 has been paid.

(2) For the fiscal year ended August 31, 2004, Ms. Perry earned a base salary of $100,000 British Pounds Sterling (approximately $170,000), none of which has been paid.

(3) For the fiscal year ended August 31, 2004, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $.01 per share.

(4) For the fiscal year ended August 31, 2003, Ms. Perry earned $90,000 in consulting fees, $15,000 of which has been paid.

(5) For the fiscal year ending August 31, 2005, Mr. Fludgate, through Lancer Corp., earned $60,000, of which $15,450 has been paid.

(6) For the fiscal year ended August 31, 2004, Mr. Fludgate, through XBorder Corporate Services, Inc. earned $164,000, $24,000 of which has been paid.

(7) For the fiscal year ended August 31, 2004, Mr. Fludgate received, through XBorder Corporate Services, Inc., 450,000 warrants each to purchase one share of our common stock at $.001 per share.

(8) For the fiscal year ended August 31, 2003, Mr. Fludgate, through XBorder Corporate Services, Inc., earned $76,000, all of which has been paid.

(9) For the fiscal year ended August 31, 2005 Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $.03 per share.

(10)   Ms. Perry received a severence payment of $92,500.00

(11) For the fiscal year ended August 31, 2005 Lancer Corp received 500,000 stock options, each to purchase one share of our common stock.

(12)   Mr. Fludgate received a severence payment of $120,000.

(13) Effective April 19, 2005, Ms. Perry and Mr Fludgate resigned their respective positions as executive officers and directors of our Company. Ms. Perry and Mr. Fludgate were subsequently reinstated to their respective positions with our Company effective April 24, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2005.

The following table contains information concerning options granted to executive officers named in the summary compensation table during the fiscal year ended August 31, 2005:


                         NUMBER OF
                         SECURITIES        # OF TOTAL
                         UNDERLYING     OPTIONS GRANTED
                      OPTIONS GRANTED   TO EMPLOYEES IN
Name                        (#)           FISCAL YEAR         PRICE ($/SH)     EXPIRATION DATE
--------------------  ----------------  -----------------   --------------    ------------------
Linda Perry             1,500,000            67%               $0.03            AUGUST 31, 2009
Barrington Fludgate       500,000            33%               $0.03            AUGUST 31, 2009

STOCK OPTION PLANS

         The named executives did not participate in any Company stock option plans during the fiscal year ended August 31, 2005 and as of August 31, 2005 there were no options to purchase any of our securities outstanding.

AGGREGATE OPTION/SAR EXERCISES AND YEAR END OPTIONS/SAR VALUES

         On September 7, 2004 , Barrington Fludgate exercised 500,000 stock options at an exercise price of $.03 or $15,000 in the aggregate. The 450,000 warrants were also exercised at $.001 per share or $450 in the aggregate. During the fiscal year ended August 31, 2005 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.


------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                                                                                  Number of Securities
                          Value of Unexercised                                                    Underlying
                          In-the-Money                                                            Unexercised
                          Options/SARs at         Shares Acquired on                              Options/SARs at
Name                      Fiscal Year End ($)     Exercise                Value Realized          Fiscal Year End (#)
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Linda Perry                                   -0-              1,500,000                 $45,000                 N/A
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Barrington Fludgate                           -0-                950,000                 $15,450                 N/A
------------------------- ----------------------- ----------------------- ----------------------- -----------------------


LONG TERM INCENTIVE PLAN AWARDS

         We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2005.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

On August 21, 2003 we entered into a two year employment agreement with Ms. Linda Perry, pursuant to which Ms. Perry served as our President and Chief Executive Officer (excepting the period from April 19, 2005 until April 24, 2006, during which period Ms. Deborah Rose served as our sole executive officer and director). The agreement was renewable for successive two year terms upon the mutual agreement of the parties and provided for the payment of an annual salary of (pound)100,000 BP and the grant of 1,500,000 immediately vested stock options, each exercisable for a period of four years from the date of grant at an exercise price of $.01 per share. The agreement also provides for participation in all employee benefit plans, programs and arrangements, including those related to the provision of health, pension and liability insurance benefits. In the event Ms. Perry is terminated by us without cause or terminates the agreement for "good reason," as such term is defined in the agreement, Ms. Perry would be entitled to receive severance pay in an amount equal to one-half of her then current annual salary, payable over six months. Termination "for good reason" includes, among other things, termination resulting from a change in control. Effective September 1, 2004 the employment agreement was amended to extend the initial term thereof through August 31, 2006 and to provide for a base annual salary of $185,000 and the grant, or an annual bonus, of immediately vested options to purchase 1,500,000 shares of common stock, each exercisable for a period of five years from the date of grant, at an exercise price equal to the per share market price for our common stock on the date of grant. During the period from January 2003 through August 2003, Ms. Perry earned $90,000 in consulting fees from us for helping with the development of our business strategy.

         Effective May 21, 2003, we entered into a two year consulting agreement with XBorder Corporate Services, Inc., ("XBorder") a corporation owned and controlled by Barrington J. Fludgate, our secretary and chief financial officer. Pursuant to the agreement, XBorder provided us with the services of Mr. Fludgate. The agreement was terminated by mutual consent effective September 1, 2004 and replaced with a similar agreement with Lancer Corporation, Inc. Pursuant to the consulting agreement, we paid XBorder $76,000 for the year ended August 31, 2003. We paid XBorder $24,000 and accrued payments of $140,000 to XBorder for the year ended August 31, 2004. Pursuant to the consulting agreement we also issued 450,000 warrants to XBorder, each exercisable for the purchase of one share of our common stock at a price of $.01 per share for a period of two years from the date of grant.

Effective September 1, 2004 we entered into a two year consulting agreement with Lancer Corporation, Inc., ("Lancer") a New York corporation owned and controlled by Barrington J. Fludgate. Pursuant to the agreement, Lancer provided us with the services of Mr. Fludgate as our Chief Financial Officer, Secretary and Director, excepting the period from April 19, 2005 to April 24, 2006, during which period Ms. Deborah Rose served as our sole director and executive officer. Pursuant to the consulting agreement, we are obligated to pay Lancer, for the benefit of Mr. Fludgate, $120,000 per year. The agreement also provides for the annual grant of 500,000 immediately vested stock options, each exercisable for a period of five years from the date of grant, for one share of our common stock at the per share market price for our common stock on the date of grant. In the event the consulting agreement is terminated prior to the end of the term, we are obligated to pay Lancer $120,000. The agreement may be terminated by either party upon a change in control of our Company. In the event of termination due to a change in control we are obligated to pay Lancer $120,000 and all accrued payments and benefits owed through the date of the change of control. In addition, upon a change in control, Lancer can require the person or persons taking control to purchase certain of its Company securities at the then prevailing market price.

         REPORT ON REPRICING OF OPTIONS/SARS

         During the fiscal year ended August 31, 2005 we did not adjust or amend the exercise price of any stock options or SARs previously awarded to the named executives.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 10, 2006 by
(i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial
Owner And/or Beneficially Own        Shares of Common Stock    percentage owned
--------------------------------------------------------------------------------
Silverlake Holdings Inc.                21,000,000                17.67%
1040 First Avenue, Suite 190
New York, NY 10022

Linda Perry                             20,498,624                17.25%
400 E 54th Street
Apt 28E
New York, NY 10022-51744

Lancer Corporation Inc.                  17,857,313               15.03%
BJ Fludgate, 30 Anderson Rd
Pawling, NY 12564-2412
_________________________________________________


CHANGES IN CONTROL

         On Feb 22, Feb 25 and April 19th, 2005, there were changes in control of the issuer. On April 19th, 2005, Deborah Rose became the sole director and officer of the company. On April 24, 2006, Linda Perry and Barry Fludgate resumed their previous positions as Chief Executive Officer, President and Director and Chief Financial Officer, Secretary and Director, respectively.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective September 1, 2004 we entered into a two year consulting agreement with Lancer Corporation, Inc., ("Lancer") a New York corporation owned and controlled by Barrington J. Fludgate. Pursuant to the agreement, Lancer provides us with the services of Mr. Fludgate. The agreement provides for annual cash payments of $120,000 and the annual grant of 500,000 immediately vested stock options, each exercisable for a period of five years from the date of grant, for a share of our common stock at the per share market price for our common stock on the date of grant. See Item 10, "Executive Compensation."

Item 13. EXHIBITS

The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit
Number      Description
-------     -----------------
 3.1(1)     Articles of Incorporation of the Registrant, as amended (1)

 3.2(1)     By-laws of the Registrant, as amended (1)

 4.1(2)     Debenture issued to Silverlake Holdings, Inc. dated September 23,
            2004

14.1(3)     Code of Ethics

21.1(3)     Subsidiaries of the Registrant

31.1*       Section 302 Certification of Chief Executive Officer

31.2*       Section 302 Certification of Chief Accounting Officer

32.1*       Section 906 Certification of Chief Executive Officer

32.2*       Section 905 Certification of Chief Accounting Officer

-------------------------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K Filed with the Commission on October 6, 2004.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004. * Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2005 and 2004 are set forth in the table below:



                                August 31, 2005     August 31, 2004
                                ---------------     ---------------
        Audit Fees(1)           $       17,000      $       24,000

        (1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

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

Date:  May 15, 2007                            RTG VENTURES, INC.

                                           By: /s/ Linda Perry
                                               ---------------------------------
                                               Linda Perry, President and Chief
                                               Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2007                             /s/ Linda Perry
                                               ---------------------------------
                                               Linda Perry, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 15, 2007                             /s/ Barrington Fludgate
                                               ---------------------------------
                                               Barrington Fludgate, Chief
                                               Financial Officer (Principal
                                               Accounting Officer)