Form 10QSB
period 2005-11-30
RTG VENTURES INC
filed 2007-05-15
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended: November 30, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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

                                 (917) 488-6472
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,818,885 shares of Common Stock, par value $.001 per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                      INDEX

                                                                          Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
             Consolidated Balance Sheet.....................................4
             Consolidated Statement of Operations...........................5
             Consolidated Statement of Stockholders' Equity.................6
             Consolidated Statement of Cash Flows...........................7
             Notes to Consolidated Financial Information....................8

Item 2. Management's Discussion and Analysis or Plan of Operation..........15

Item 3. Controls and Procedures............................................16


Part II - OTHER INFORMATION

Item 6.  Exhibits..........................................................17

Signatures

PART I: FINANCIAL INFORMATION

                              RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005
                                   (UNAUDITED)


                                      INDEX

PART I.  FINANCIAL INFORMATION

                  Consolidated Financial Statements

                  Consolidated Balance Sheet................................4

                  Consolidated Statements of Operations.....................5

                  Consolidated Statement of Stockholders' Deficit...........6

                  Consolidated Statements of Cash Flows.....................7

                  Notes to Consolidated Financial Statements................8

                       RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2005
                                   (Unaudited)
                                     ASSETS


TOTAL  ASSETS                                                    $          -
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $     77,067
     Note payable                                                     100,000
                                                                   -----------
         TOTAL CURRENT LIABILITIES                                    177,067

STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;
      authorized 2,000,000 shares, issued - none                            -
     Common stock, par value $.001;
       authorized 200,000,000 shares;
         issued and outstanding 106,318,885 shares                    106,139
     Additional paid in capital                                     3,784,867
     Deficit accumulated during development stage                  (4,068,073)
                                                                   -----------
         TOTAL STOCKHOLDERS' DEFICIT                                 (177,067)
                                                                   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $          -
                                                                   ===========


                 See notes to consolidated financial statements.

                                       RTG VENTURES, INC. AND SUBSIDIARY
                                         (A Developmental Stage Company)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                Cumulative
                                                           Three months ended               From July 17, 2000
                                                               November 30,                      (Inception)
                                                          2005              2004           To November 30, 2005
                                                      -------------   --------------         ----------------
REVENUES                                            $            -    $           -          $             -

COSTS AND EXPENSES:
     Non-cash compensation                                       -          (13,000)               2,055,500
     General and administrative                                  -          100,600                1,243,762
     Impairment of intangibles                                   -                -                   26,475
     Interest expense                                            -           20,000                  247,000
     Merger and acquisition costs                                -                -                  634,751
                                                      -------------   --------------         ----------------
LOSS BEFORE OTHER INCOME                                         -          107,600                4,207,488
                                                      =============   ==============         ================

OTHER INCOME                                                     -                -                 (139,415)
                                                      -------------   --------------         ----------------

NET LOSS                                              $          -    $     107,600          $     4,068,073
                                                      =============   ==============         ================

NET LOSS PER SHARE:
     Basic and Diluted                                $       0.00    $        0.00
                                                      =============   ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                                 106,318,885       40,219,435
                                                      =============   ==============


                 See notes to consolidated financial statements.


                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                                   Deficit
                                                        Common Stock                             Accumulated          Total
                                              -------------------------------    Additional        During          Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,500                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885    $    106,319     $  3,776,687    $   (4,068,073)  $     (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, November 30, 2005                       106,318,885    $    106,319     $  3,784,687    $   (4,068,073)  $     (177,067)
                                              ===============   =============    =============   ===============  ===============


                 See notes to consolidated financial statements.


                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                    Cumulative
                                                                                                 From July 17, 2000
                                                                 Three months ended November 30,     (Inception)
                                                                      2005            2004      To November 30, 2005
                                                                  -----------    -------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $        -     $   (107,600)   $     (4,068,073)

     Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation                                           -          (13,000)          2,202,500
           Write-off of intangibles                                        -                -              26,475
           Interest Expense                                                -           20,000             100,000
           Other income                                                    -                             (139,415)
     Changes in assets and liabilities:
        Notes receivable                                                   -                -              88,178
        Refundable income taxes                                            -                -               2,257

        Accounts payable and accrued expenses                         (8,000)          40,914           1,666,578
                                                                  -----------    -------------   -----------------
           Total adjustments                                          (8,000)          47,914           3,946,573
                                                                  -----------    -------------   -----------------

NET CASH USED IN OPERATING ACTIVITIES                                 (8,000)         (59,686)           (121,500)
                                                                  -----------    -------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                      -                -                   -
                                                                  -----------    -------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                            -           60,000             100,000
     Capital contribution                                              8,000                -              21,500
                                                                  -----------    -------------   -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              8,000           60,000             121,500
                                                                  -----------    -------------   -----------------

INCREASE IN CASH                                                           -              314                   -
                                                                  -----------    -------------   -----------------

CASH - BEGINNING OF PERIOD                                                 -                -                   -
                                                                  -----------    -------------   -----------------

CASH - END OF PERIOD                                              $        -     $        314    $              -
                                                                  ===========    =============   =================

     CASH PAID FOR :
        Interest                                                  $        -     $          -    $              -
                                                                  ===========    =============   =================
        Taxes                                                     $        -     $          -    $              -
                                                                  ===========    =============   =================

Supplemental Cash Flow Information:
     Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts payable       $        -     $          -    $        775,217
                                                                  ===========    =============   =================
        Proceeds from exercise of warrants issued as
               payment of accounts payable                        $        -     $          -    $        675,450
                                                                  ===========    =============   =================
        Acquisition of intangibles for common stock               $        -     $          -    $         26,475
                                                                  ===========    =============   =================


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

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through November 30, 2005 of approximately $4,068,000 and had negative working capital at November 30, 2005 of approximately $177,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2005 accounts payable and accrued expenses consisted of the following:

         Trade payables                      $39,586
         Professional fees                    37,481
                                             --------
         Total                               $77,067

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

In March 2005, the Company issued 21,000,000 shares of common stock in accordance with the settlement agreement. Such shares were valued at their market value on the date of issuance of $.007 per share. The Company recorded interest expense of $147,000.

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

NOTE 8 - LITIGATION

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

Note 9 - EMPLOYMENT AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock option to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vest immediately and expire in April 2009.

Note 10 - SUBSEQUENT EVENTS

On January 30, 2007 2,500,000 common shares were issued to the aforementioned officers upon exercise of their options for a total consideration of $2,500.

The Company concurrently issued 10,000,000 common shares to the debenture holder as full payment of the outstanding payable.

Note 11 - SHARE EXCHANGE AGREEMENT

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Cautionary Factors That May Affect Future Results

     This Current Report on Form 10-QSB and other written reports and oral statements made from time to time by the Company may contain so-called "forward-looking statements," all of which are subject to risks and uncertainties. One can identify these forward-looking statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Company Overview

     The following Plan of Operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

     We are a development stage company and we have not generated any revenues in our present business.

     We have financed our activity to date from sales of debentures and loans from shareholders and officers. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2005 contains a qualification regarding our ability to continue as a going concern.

     On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction is subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Securities Exchange Act of 1934, as amended, and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. In addition, the Company has agreed that there will be no more than 16,974,126 shares of its common stock outstanding at closing. No assurance can be given that the transaction will be completed.

Item 3. CONTROLS AND PROCEDURES

CEO and CFO Certifications

     As of the end of the period covered by this quarterly report, our company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures". The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of this report contains information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Changes in Internal Controls

     We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

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

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                RTG VENTURES INC.

Date: May 15, 2007

                                            By: /s/ Barrington J. Fludgate
                                                ----------------------------
                                                    Barrington J. Fludgate,
                                                    Chief Financial Officer