Form 10QSB
period 2006-02-28
RTG VENTURES INC
filed 2007-05-15
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2006


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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

Item 2. Management's Discussion and Analysis or Plan of Operation..........15

Item 3. Controls and Procedures............................................16


Part II - OTHER INFORMATION

Item 6. Exhibits...........................................................17

Signatures

                          PART I: FINANCIAL INFORMATION


                               RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2006
                                   (UNAUDITED)


                                      INDEX



PART I.  FINANCIAL INFORMATION

 Consolidated Financial Statements

          Consolidated Balance Sheet........................................4

          Consolidated Statements of Operations.............................5

          Consolidated Statement of Stockholders' Deficit...................6

          Consolidated Statements of Cash Flows.............................7

          Notes to Consolidated Financial Statements........................8

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                February 28, 2006
                                   (Unaudited)

                                     ASSETS


TOTAL  ASSETS                                                  $         -
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     (Accounts payable and accrued expenses                    $    77,067
      Note payable                                                 100,000
                                                                -----------
          TOTAL CURRENT LIABILITIES                                177,067


STOCKHOLDERS' DEFICIT
      Preferred stock, par value $.001;
        authorized 2,000,000 shares, issued - none                       -
      Common stock, par value $.001;
        authorized 200,000,000 shares;
          issued and outstanding 106,318,885 shares                106,319
      Additional paid in capital                                 3,784,687
      Deficit accumulated during development stage              (4,068,073)
                                                                -----------
          TOTAL STOCKHOLDERS' DEFICIT                             (177,067)
                                                                -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $         -
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

                                                    RTG VENTURES, INC. AND SUBSIDIARY
                                                     (A Developmental Stage Company)

                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                                                               Cumulative
                                                 Three months ended              Six Months ended          From July 17, 2000
                                                     February 28,                   February 28,              (Inception)
                                                2006             2005            2006         2005         To February 28 2006
                                            ------------   --------------   ------------  --------------   --------------------
REVENUES                                   $          -   $           -    $          -   $           -   $              -

COSTS AND EXPENSES:
    Non-cash compensation                             -          242,500                        229,500          2,055,500
    General and administrative                        -          141,346                        241,946          1,243,762
    Impairment of intangibles                         -                               -               -             26,475
    Interest expense                                  -           56,667                         76,667            247,000
    Merger and acquisition costs                      -                -              -                            634,751
                                            ------------   --------------   ------------  --------------   ----------------
LOSS BEFORE OTHER INCOME                              -          440,513              -         548,113          4,207,488

OTHER INCOME                                          -                -              -               -           (139,415)
                                            ------------   --------------   ------------  --------------   ----------------

NET LOSS                                   $          -   $      440,513   $          -   $     548,113   $      4,068,073
                                            ============   ==============   ============  ==============   ================

NET LOSS PER SHARE:
    Basic and Diluted                      $       0.00   $         0.07   $       0.00   $        0.01
                                            ============   ==============   ============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                       106,318,885        6,163,171    106,318,885      50,925,595
                                            ============   ==============   ============  ==============


Note: The Company was inactive for the six months ended February 28, 2006


                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                                   Deficit
                                                        Common Stock                             Accumulated          Total
                                              -------------------------------    Additional        During          Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,500                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885    $    106,319     $  3,776,687    $   (4,068,073)  $     (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000

    Net loss                                               -               -                -                 -                -
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, February 28, 2006                       106,318,885    $    106,319     $  3,784,687    $   (4,068,073)  $     (177,067)
                                              ===============   =============    =============   ===============  ===============

Note: The Company was inactive for the six months ended February 28, 2006



                                               RTG VENTURES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)

                                                     STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                                           Cumulative
                                                                                                        From July 17, 2000
                                                                         Six months ended February 28,      (Inception)
                                                                             2006           2005        To February 28 2006
                                                                         -------------  -------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $           -  $    (548,113)  $       (4,068,073)

      Adjustments to reconcile net loss to net cash used in operating activities:
              Non-cash compensation                                                 -        259,500            2,202,500
              Write-off of intangibles                                              -              -               26,475
              Interest Expense                                                      -         76,667              100,000
              Other income                                                          -              -             (139,415)
      Changes in assets and liabilities:
          Notes receivable                                                          -              -               88,178
          Refundable income taxes                                                   -              -                2,257

          Accounts payable and accrued expenses                                (8,000)       112,260            1,666,578
                                                                         -------------  -------------   ------------------
              Total adjustments                                                (8,000)       448,427            3,946,573
                                                                         -------------  -------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                          (8,000)       (99,686)            (121,500)
                                                                         -------------  -------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                               -              -                    -
                                                                         -------------  -------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from note payable                                                    -        100,000              100,000
      Capital contribution                                                      8,000              -               21,500
                                                                         -------------  -------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       8,000        100,000              121,500
                                                                         -------------  -------------   ------------------

INCREASE IN CASH                                                                    -            314                    -
                                                                         -------------  -------------   ------------------

CASH - BEGINNING OF PERIOD                                                          -              -                    -
                                                                         -------------  -------------   ------------------

CASH - END OF PERIOD                                                    $           -  $         314  $                 -
                                                                         =============  =============   ==================

CASH PAID FOR :
      Interest                                                          $           -  $           -  $                 -
                                                                         =============  =============   ==================
      Taxes                                                             $           -  $           -  $                 -
                                                                         =============  =============   ==================

Supplemental Cash Flow Information:
      Non-Cash Investing and Financing Activities
          Common stock issued for payment of accounts
              and loans payable                                         $           -  $     607,217  $           775,217
                                                                         =============  =============   ==================
          Proceeds from exercise of option and warrants
              offset in  payment of accounts payable                    $           -  $      60,450  $           675,450
                                                                         =============  =============   ==================
          Acquisition of intangibles for common stock                   $           -  $           -  $            26,475
                                                                         =============  =============   ==================

Note: The Company was inactive for the six months ended February 28, 2006

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

Recently Issued Accounting Standards

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through Febuary 28, 2006 of approximately $4,068,000 and had negative working capital at Febuary 28, 2006 of approximately $177,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

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

At February 28, 2006 accounts payable and accrued expenses consisted of the following:

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

In January 2005, the Company issued 13,40,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $402,000.

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

The Company's former officers have made claims for reimbursement of $73,500 supposedly advanced on behalf of the Company. The Company has countered with claims against those officers in an amount well in excess of the purported debt and has indicated that it has no intention of honoring such claims. Accordingly, to the extent $21,500 has some validity such obligation has been recorded as a capital contribution of capital.

On or about May 6, 2005, the Company was served with a subpoena from the United States of American Securities and Exchange Commission (the "Commission"), demanding the production of certain documents related to the business of the Corporation from May 1, 2003 to the present, and to produce documents related to the issuance, deliverance and transfer of the securities of the Corporation, all documents, contracts, correspondence and related items related to the transaction involving the proposed joint venture related to the various rights we have obtained from the Soprts Ministry of the People's Republic of China, and information set forth in certain press releases. In addition the demand included the documents and related items with respect to other entities which the Corporation was alleged to be conducting business with. The Corporation complied with as much production of the demanded documents and information as was in its possession at the time of the Subpoena. The Company has had no official contact since the submission of the requested documents with the SEC.

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



                                RTG VENTURES INC.
Date: May 15, 2007

                                                 By: /s/ Barrington J. Fludgate
                                                     ---------------------------
                                                         Barrington J. Fludgate,
                                                         Chief Financial Officer