Form 10QSB
period 2006-05-31
RTG VENTURES INC
filed 2007-05-15
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2006

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                 Commission file number: 333-85072_____________


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

                                      INDEX

                                                                    Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
             Consolidated Balance Sheet.............................3
             Consolidated Statement of Operations...................4
             Consolidated Statement of Stockholders' Equity.........5
             Consolidated Statement of Cash Flows...................6
             Notes to Consolidated Financial Information............7

Item 2. Management's Discussion and Analysis or Plan of Operation..14

Item 3. Controls and Procedures....................................15


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................17

Item 6.  Exhibits..................................................18

Signatures

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET

                                  May 31, 2006
                                   (Unaudited)

                                     ASSETS

TOTAL  ASSETS                                                     $           -
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $    108,330
     Note payable                                                      100,000
                                                                  -------------
         TOTAL LIABILITIES ALL CURRENT                                 208,330


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized
      2,000,000 shares, issued - none                                        -
     Common stock, par value $.001;  authorized
      200,000,000 shares; issued and 106,318,885 shares
      outstanding                                                      106,319
     Additional paid in capital                                      3,790,810
     Deficit accumulated during development stage                   (4,105,459)
                                                                  -------------
         TOTAL STOCKHOLDERS' DEFICIT                                  (208,330)
                                                                  -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $          -
                                                                  =============







                See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended May 31,        Nine months ended May 31,          Cumulative
                                          ------------------------------------------------------------------   From July 17, 2000
                                               2006              2005             2006            2005           To May 31 2006
                                          ---------------   ---------------   -------------  ---------------   --------------------
REVENUES                                  $            -    $            -    $          -   $            -    $                 -

COSTS AND EXPENSES:
     Non-cash compensation                         6,123                 -           6,123          229,500              2,061,623
     General and administrative                   31,263                 -          31,263          241,946              1,275,025
      Impairment of intangibles                        -                 -               -                -                 26,475
      Interest expense                                 -            23,333               -          100,000                247,000
     Merger and acquisition costs                      -                 -               -                -                634,751
                                          ---------------   ---------------   -------------  ---------------   --------------------
LOSS BEFORE OTHER INCOME                          37,386            23,333          37,386          571,446              4,244,874

OTHER INCOME                                           -                 -               -                -               (139,415)
                                          ---------------   ---------------   -------------  ---------------   --------------------
NET LOSS                                  $       37,386    $       23,333    $     37,386   $      571,446    $         4,105,459
                                          ===============   ===============   =============  ===============   ====================

NET LOSS PER SHARE:
    Basic and Diluted                     $         0.00    $         0.00    $       0.00   $         0.00
                                          ===============   ===============   =============  ===============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                        106,318,885        84,619,962     106,318,885       62,390,384
                                          ===============   ===============   =============  ===============





                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                                   Deficit
                                                        Common Stock                             Accumulated          Total
                                              -------------------------------    Additional        During          Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,500                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885    $    106,319     $  3,776,687    $   (4,068,073)  $     (185,067)

    Capital contribution                                   -               -            8,000                              8,000

    Value of stock options granted                                                      6,123                              6,123
    Net loss                                               -               -                -           (37,386)         (37,386)
                                              ---------------   -------------    -------------   ---------------  --------------

Balance, May 31, 2006                            106,318,885    $    106,319     $  3,790,810    $   (4,105,459)  $     (208,330)
                                              ===============   =============    =============   ===============  ===============


                See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Cumulative
                                                                                            From
                                                                                        July 17,2000
                                                          Nine months ended May 31,      (Inception)
                                                       -----------------------------
                                                          2006            2005         To May 31 2006
                                                       ------------   --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $   (37,386)   $    (571,446)   $    (4,105,459)

    Adjustments to reconcile net loss to net cash
     used in operating activities:
          Non-cash compensation                              6,123          259,500          2,208,623
          Write-off of intangibles                               -                -             26,475
          Interest Expense                                       -          100,000            100,000
          Other income                                           -                -           (139,415)
    Changes in assets and liabilities:
       Notes receivable                                          -                -             88,178
       Refundable income taxes                                   -                -              2,257

       Accounts payable and accrued expenses                23,263          112,260          1,697,841
                                                       ------------   --------------   ----------------
          Total adjustments                                 29,386          471,760          3,983,959
                                                       ------------   --------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                       (8,000)         (99,686)          (121,500)
                                                       ------------   --------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                            -                -                  -
                                                       ------------   --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                   -          100,000            100,000
    Capital contribution                                     8,000                -             21,500
                                                       ------------   --------------   ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    8,000          100,000            121,500
                                                       ------------   --------------   ----------------

INCREASE IN CASH                                                 -              314                  -
                                                       ------------   --------------   ----------------

CASH - BEGINNING OF PERIOD                                       -                -                  -
                                                       ------------   --------------   ----------------

CASH - END OF PERIOD                                   $         -    $         314    $             -
                                                       ============   ==============   ================



    CASH PAID FOR :
       Interest                                        $         -    $           -    $             -
                                                       ============   ==============   ================
       Taxes                                           $         -    $           -    $             -
                                                       ============   ==============   ================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
       Common stock issued for payment of accounts
       and loans payable                               $         -    $     607,217    $       775,217
                                                       ============   ==============   ================
       Proceeds from exercise of option and warrants
       offset in  payment of accounts payable          $         -    $      60,450    $       675,450
                                                       ============   ==============   ================
       Acquisition of intangibles for common stock     $         -    $           -    $        26,475
                                                       ============   ==============   ================


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

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through May 31, 2006 of approximately $4,100,000 and had negative working capital at May 31, 2006 of approximately $208,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In September 2004 the Company issued an interest free $60,000 convertible debenture which was convertible into 6,000,000 common shares at $.01 per share. In December 2004 the Company issued a similar $40,000 debenture, convertible into 4,000,000 common shares. A value of $100,000 was attributed to the beneficial conversion of the notes and was amortized as interest expense during the year ended August 31, 2005. On January 30, 2007, the Company issued 10,000,000 shares to the debenture holder, having a market value of $.075 per share, in full settlement of the outstanding debentures payable. The excess market value of the shares over the note payable ($650,000) was charged to interest expense and conversely credited to paid-in-capital.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2006 accounts payable and accrued expenses consisted of the following:

         Officers compensation                                $  31,263
         Trade payables                                          61,215
         Professional fees                                       15,852
                                                              ----------
                  Total                                       $ 108,330

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


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On March 31, 2005, certain of our shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:600989-2005. This proceeding sought to reverse certain actions taken by our former sole Director and Chief Executive Officer, Atul Mehta, following his assuming control of the Company. The Plaintiffs in this proceeding alleged that the actions taken were taken without the requisite approval of our shareholders. As of March 31, 2005, the Company, Plaintiffs and the individual defendants named in the action entered into a Settlement Agreement pursuant to which, among other things, we issued 21,000,000 shares of our common stock to Silverlake Holdings , Mr. Mehta resigned as Director and Chief Executive Officer effective April 19, 2005 and Ms. Deborah Rose was appointed as our sole Director and Chief Executive Officer.

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

Item 6. Exhibits

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



                                        RTG VENTURES INC.
Date: May 15, 2007

                                        By: /s/ Barrington J. Fludgate
                                        ------------------------------
                                        Barrington J. Fludgate,
                                        Chief Financial Officer