Form 10KSB
period 2006-08-31
RTG VENTURES INC
filed 2007-05-22
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED: August 31, 2006
                                       OR
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2006.

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

EQUITY COMPENSATION PLAN INFORMATION

            We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2006.

RECENT SALES OF UNREGISTERED SECURITIES

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

In January 2005, the Company issued 13,400,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $402,400.

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

         We are a development stage company. We have not generated any revenues. There is presently no business being conducted by the company. During the fiscal year ended August 31, 2006, we continued to look for merger and acquisition candidates in related and unrelated fields.

         We have financed our activity to date from sales of debentures and loans from shareholders and officers. As at August 31, 2006 we had an accumulated deficit of $4,201,909. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains an explanatory paragraph regarding our ability to continue as a going concern.

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

Item 7. FINANCIAL STATEMENTS

                               RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2005

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of August 31, 2006                             F-2

Consolidated Statements of Operations for the years ended
 August 31, 2006 and 2005 and the developmental stage period
 July 17, 2000 through August 31, 2006                                       F-3

Consolidated Statement of Stockholders' Equity (Deficit) for the
 years ended August 31, 2006 and 2005 and the developmental stage
 period July 17, 2000 through August 31, 2006                                F-4

Consolidated Statements of Cash Flows for the years ended
 August 31, 2006 and 2005 and the developmental stage period
 July 17, 2000 through August 31, 2006                                       F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc.

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc. (a development stage company), as of August 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended August 31, 2006 and 2005 and for the period July 17, 2000 (inception) to August 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, as of August 31, 2006, and the results of their operations and their cash flows for the years ended August 31, 2006 and 2005, and for the period from July 17, 2000 (inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc. (a development stage company), will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2006 of approximately $4,200,000. The Company incurred a net loss for the year ended August 31, 2006 of approximately $134,000 and had negative working capital at August 31, 2006 of approximately $305,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Sherb & Co., LLP
                                                  ------------------------------
                                                  Sherb & Co., LLP.
                                                  Certified Public Accountants

New York, New York
May 18, 2007

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 August 31, 2006

                                     ASSETS


TOTAL  ASSETS                                                                    $                  -
                                                                                   ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                       $            204,780
     Notes payable                                                                            100,000
                                                                                   -------------------
         TOTAL CURRENT LIABILITIES                                                            304,780


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none                    -
     Common stock, par value $.001;  authorized 200,000,000 shares;
         issued and outstanding 106,318,885 shares                                            106,319
     Additional paid in capital                                                             3,790,810
     Deficit accumulated during development stage                                          (4,201,909)
                                                                                   -------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                         (304,780)
                                                                                   -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $                  -
                                                                                   ===================











                 See notes to consolidated financial statements.

                       RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Cumulative
                                                                                                 From July 17, 2000
                                                         Year ended August 31,                      (Inception)
                                                       2006                2005                  To August 31, 2006
                                                 -----------------   ------------------        -----------------------

REVENUES                                         $              -    $               -         $                    -

COSTS AND EXPENSES:
  Non-cash compensation                                     6,123              229,500                      2,061,623
  General and administrative                              127,713              281,612                      1,371,475
  Impairment of intangibles                                     -                    -                         26,475
  Interest expense                                              -              247,000                        247,000
  Merger and acquisition costs                                  -                    -                        634,751
                                                 -----------------   ------------------        -----------------------
LOSS BEFORE OTHER INCOME                                  133,836              758,112                      4,341,324

OTHER INCOME                                                    -             (139,415)                      (139,415)
                                                 -----------------   ------------------        -----------------------

NET LOSS                                         $       (133,836)   $        (618,697)        $           (4,201,909)
                                                 =================   ==================        =======================

NET LOSS PER SHARE:
     Basic and Diluted                           $          (0.00)   $           (0.01)
                                                 =================   ==================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                                106,318,885          106,318,885
                                                 =================   ==================




















                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                   Deficit
                                                        Common Stock                             Accumulated          Total
                                              -------------------------------    Additional        During          Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,050                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885         106,319        3,776,687        (4,068,073)        (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000
    Value of stock options issued                                                       6,123                 -            6,123
    Net loss                                               -               -                -          (133,836)        (133,836)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, August 31, 2006                         106,318,885    $    106,319     $  3,790,810    $   (4,201,909)        (304,780)
                                              ===============   =============    =============   ===============  ===============

                 See notes to consolidated financial statements.

                   RTG VENTURES, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                           From July 17, 2000
                                                              Year ended August 31,           (Inception)
                                                        --------------------------------
                                                            2006             2005          To August 31, 2006
                                                        -------------   ----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $   (133,836)   $      (618,697)   $       (4,201,909)

     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Non-cash compensation                               6,123            376,500             2,208,623
           Impairment of intangibles                               -                  -                26,475
           Interest Expense                                        -            100,000               100,000
           Other income                                            -           (139,415)             (139,415)
     Changes in assets and liabilities:
        Notes receivable                                           -                  -                88,178
        Refundable income taxes                                    -                  -                 2,257

        Accounts payable and accrued expenses                119,713            168,112             1,794,291
                                                        -------------   ----------------   -------------------
           Total adjustments                                 125,836            113,500             4,080,409
                                                        -------------   ----------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                         (8,000)           113,500              (121,500)
                                                        -------------   ----------------   -------------------

NET CASH USED IN INVESTING ACTIVITIES                              -                  -                     -
                                                        -------------   ----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note payable                                                 100,000               100,000
     Capital contribution                                      8,000             13,500                21,500
                                                        -------------   ----------------   -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      8,000            113,500               121,500
                                                        -------------   ----------------   -------------------

INCREASE IN CASH                                                   -                  -                     -
                                                        -------------   ----------------   -------------------

CASH - BEGINNING OF PERIOD                                         -                  -                     -
                                                        -------------   ----------------   -------------------

CASH - END OF PERIOD                                    $          -    $             -    $                -
                                                        =============   ================   ===================

     CASH PAID FOR :
        Interest                                        $          -    $             -    $                -
                                                        =============   ================   ===================
        Taxes                                           $          -    $             -    $                -
                                                        =============   ================   ===================

Supplemental Cash Flow Information:
     Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts
             and loans payable                          $          -    $       637,217    $          775,217
                                                        =============   ================   ===================
        Proceeds from exercise of option and warrants
             offset in  payment of accounts payable     $          -    $        60,450    $          675,450
                                                        =============   ================   ===================
        Acquisition of intangibles for common stock     $          -    $             -    $           26,475
                                                        =============   ================   ===================



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

Stock-based compensation

The Company uses Statement of Financial Accounting Standards No. 123 (revised
2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Recently Issued Accounting Standards:

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a significant effect on our reported financial position or results of operations.

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that this interpretation will have a material impact on our financial position, results of operations, or cash flows.

        In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

        In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP. Accordingly, adoption of the FSP had no effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2006 of approximately $4,202,000 and had negative working capital at August 31, 2005 of approximately $305,000. The Company incurred a net loss for the year ended August 31, 2006 of approximately $134,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At August 31, 2006 accounts payable and accrued expenses consisted of the following:

         Trade payables                                       $ 34,786
         Officers compensation                                 107,513
         Professional fees                                      62,481
                                                              ---------
                  Total                                       $204,780
                                                              =========

Management negotiated reductions of $139,000 payable to certain creditors. Such amount was reflected as Other Income in the financial statements for the year ended August 31, 2005.

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

In January 2005, the Company issued 13,400,000 shares of common stock to the Company's executive officers in exchange for forgiveness of debt. Such shares were valued at their market value on the date on the date of issuance of $.03 per share. The Company recorded a reduction of payables of $402,400.

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

The following table summarizes the Company's stock options outstanding at August 31, 2006:

                                                            Weighted average
                                            Shares           exercise price
                                        ----------------   -------------------
Outstanding and exercisable
at August 31, 2004                            1,450,000    $       .41
  Granted                                     2,000,000            .03
  Exercised                                  (2,450,000)           .03
  Expired                                    (1,000,000)           .60
                                        ----------------   -------------------
Outstanding and exercisable
at August 31, 2005                                    -    $         -
  Granted                                     2,500,000           .001
  Exercised                                           -              -
  Expired                                             -              -
                                        ----------------   -------------------
Outstanding and exercisable
at August 31, 2006                            2,500,000    $      .001
                                        ================   ===================

 In 2005,the Company applied APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock options including those options/warrants issued to officers under their employment agreement. In 2006 the Company determined compensation cost of $6,123, based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's reported net loss includes such amount.

                                                     Year
                                                     Ended
                                                August 31, 2005
                                             ---------------------
Net Loss:
          As reported                        $            618,697
          Fair Value                         $            664,697
Basic and diluted loss per common share:
          As reported                        $             0.07
          Fair Value                         $             0.07


The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended August 31, 2006 and 2005. The per-share average fair value of stock options granted during 2006 and 2005 was $.002 and $.02, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions for the year ended August 31, 2006 and 2005:

                                                 2006             2005
                                           ----------------- ----------------
    Expected dividend yield                          -               -
    Risk-free interest rate                        4.88%            3%
    Annualized volatility                           100%            91%
    Estimated life                               3 years           3-4 years

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

For the years ended August 31, 2006 and 2005, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes, the reconciliation is as follows:

                                                   Year Ended August 31,
                                                  2006               2005
                                              --------------     -------------
Benefit (Taxes)computed at statutory rate     $      47,000      $    208,000
Permanent difference                                 (6,000)         (162,000)
Income tax benefit not utilized                     (41,000)          (46,000)
                                              --------------     -------------

Net income tax benefit                        $           -      $          -
                                              ==============     =============

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,144,000 at August 31, 2006 expiring through the year 2026. Listed below are the tax effects of the items related to the Company's net tax asset:

Tax benefit of net operating loss carryforward                 $     400,000
Valuation allowance                                                 (400,000)
                                                               --------------

Net deferred tax asset recorded                                $           -
                                                               ==============


NOTE 9 - LITIGATION

Certain shareholders commenced an action in the Supreme Court of the State of New York, County of New York, entitled BARRINGTON FLUDGATE, LINDA PERRY and SILVER LAKE HOLDINGS, INC., individually and derivatively as Shareholders of RTG Ventures, Inc. v. RTG VENTURES, INC., ATUL MEHTA and PUJA MEHTA, Index No.:
600989-2005. The litigation sought to reverse certain actions taken by the sole Director and Executive Officer of the Company upon his assuming control. The Plaintiffs alleged that the actions taken were done without the correct shareholder consent. The Plaintiffs and the individual defendants and the Company have entered into a Settlement Agreement, dated as of March 31, 2005. As a result of the Settlement Agreement, the previous sole Director and Executive Officer has resigned, effective April 19, 2005 and Deborah Rose was appointed as sole Director and Executive Officer. As part of the Settlement Agreement, the changes to the Certificate of Incorporation and the issuance of certain shares were cancelled.

The Company's former officers have made claims for reimbursement of $73,500 supposedly advanced on behalf of the Company. The Company has countered with claims against those officers in an amount well in excess of the purported debt and has indicated that it has no intention of honoring such claims. Accordingly, to the extent $21,500 has some validity such obligation has been recorded as a capital contribution.

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

Note 10 - Employment agreements

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock options to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vest immediately and expire in April 2009.

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

Name                       Age                        Position
----------------------------------------------------------------------------
Linda Perry                46                        President/Chief
                                                     Executive Officer
                                                     and Director

Barrington Fludgate        60                        Chief Financial Officer,
                                                     Secretary and Director

         The following is a brief account of the business experience of each of our Directors and executive officers:

         Linda Perry has served as our president, chief executive officer and a director since September 1, 2003 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. As chief executive officer and a director of Far East Challenges, Plc, Ms. Perry, in conjunction with the shareholders, led the strategic development of RTGV's current enterprise. From 2001-2002, she was the senior advisor to the board of Balli Klockner Holdings, Plc., where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the executive committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was president of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a Senior Executive at Exxon Corporation (NYSE
XOM) holding general management positions in finance, marketing and organization (including corporate governance, management succession, and executive compensation) with worldwide responsibility, from 1983-1996. Ms. Perry holds a Masters in Business Administration (MBA) from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainbleau, France and the Stern School of Business at New York University, throughout her career.

         Barrington J. Fludgate has served as our chief financial officer since September 1, 2003 and as a director since June 7, 2003 (excepting the period from April 19, 2005 to April 24, 2006). From June 7, 2003 until August 31, 2003 he served as our president and chief executive officer. Since May 2003, Mr. Fludgate has also served as the chief executive officer of XBorder Corporate Services Inc. a company that specializes in assisting non-US companies enter the US public market. Mr. Fludgate provided similar services through his own company, Lancer Corporation. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ company. Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience being the designer of one of the world's largest installed banking systems. He holds a Masters degree in Business Administration from the City of London Business School.

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


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2006, 2005 or 2004, except as follows:


                                Annual Compensation                           Long-Term Compensation
                                -------------------                           ----------------------
Name and          Fiscal Year Ended                     Other                          Restricted    LTIP     All Other
Principal Position    August 31,    Salary   Bonus   Compensation     Options/SARs  Stock Awards   Payouts  Compensation
------------------    ----------    ------   -----  ----------------  ------------- ------------- --------- ------------
LINDA PERRY (15)         2006      65,200(1)   0    $        0         1,500,000(3)            0         0            0
PRESIDENT/CEO            2005     106,500(5)   0        92,500(12)     1,500,000(11)           0         0            0
                         2004     170,000(6)   0    $        0         1,500,000(7)            0         0            0
LANCER CORP./            2006         0        0    $   42,300(2)      1,000,000(4)            0         0            0
BARRINGTON               2005         0        0    $  180,000(8)(14)    500,000(13)           0         0            0
FLUDGATE (15)            2004         0        0    $  164,000(9)        450,000(10)           0         0            0
SECRETARY/CFO

--------------------------------------

(1) For the fiscal year ending August 31, 2006, Ms. Perry earned $65,200 of which $1,500 has been paid.

(2) For the fiscal year ended August 31, 2006, Mr. Fludgate, through Lancer Corp., earned $42,300, of which $1,000 has been paid.

(3) For the fiscal year ended August 31, 2006, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $0.001 per share.

(4) For the fiscal year ended August 31, 2006, Mr. Fludgate, through Lancer Corp., received 1,000,000 stock options, each to purchase one share of our common stock at $0.001.

(5) For the fiscal year ending August 31, 2005, Ms. Perry earned $106,500 of which $83,500 has been paid.

(6) For the fiscal year ended August 31, 2004, Ms. Perry earned a base salary of $100,000 British pounds sterling, none of which has been paid.

(7) For the fiscal year ended August 31, 2004, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $0.01 per share.

(8) For the fiscal year ended August 31, 2006, Mr. Fludgate, through Lancer Corp., earned $60,000, of which $15,450 has been paid.

(9) For the fiscal year ended August 31, 2004, Mr. Fludgate, through XBorder Corporate Services, Inc. earned $164,000, $24,000 of which has been paid.

(10) For the fiscal year ended August 31, 2004, Mr. Fludgate received, through XBorder Corporate Services, Inc., 450,000 warrants each to purchase one share of our common stock at $.001 per share.

(11) For the fiscal year ended August 31, 2005, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at $.03 per share.

(12)   Ms. Perry received a severence payment of $92,500.

(13) For the fiscal year ended August 31, 2005 Lancer Corp received 500,000 stock options, each to purchase one share of our common stock.

(14)   Mr. Fludgate received a severence payment of $120,000.

(15) Effective April 19, 2005, Ms. Perry and Mr. Fludgate resigned their respective positions as executive officers and directors of our Company. Ms. Perry and Mr. Fludgate were subsequently reinstated to their respective positions with our Company effective April 24, 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2006.

The following table contains information concerning options granted to executive officers named in the summary compensation table during the fiscal year ended August 31, 2006:


                         NUMBER OF
                         SECURITIES        # OF TOTAL
                         UNDERLYING     OPTIONS GRANTED
                         OPTIONS GRANTED TO EMPLOYEES IN
Name                        (#)           FISCAL YEAR         PRICE ($/SH)     EXPIRATION DATE
--------------------  ----------------  -----------------   --------------    ------------------
Linda Perry             1,500,000            67%               $0.001           AUGUST 31, 2011
Barrington Fludgate     1,000,000            33%               $0.001           AUGUST 31, 2011

STOCK OPTION PLANS

         The named executives did not participate in any Company stock option plans during the fiscal year ended August 31, 2006 and as of August 31, 2006 there were no options to purchase any of our securities outstanding.

AGGREGATE OPTION/SAR EXERCISES AND YEAR END OPTIONS/SAR VALUES

         During the fiscal year ended August 31, 2006 there were no exercises of stock options by the named executives. The named executives have never received stock appreciation rights.


LONG TERM INCENTIVE PLAN AWARDS

         We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

Employment Agreement

         Effective April 24, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Perry. The Agreement is for an initial three year term and thereafter a 12 month termination by either party. As consideration for her services, the Company has agreed to a base salary of $185,000. In addition, she was granted stock options to purchase 1,500,000 shares of the Company's common stock at a price of $0.001 per share on the date of the contract. She will receive an additional 1,500,000 options each September, starting 2007, that the Agreement is in effect. Such options will be granted at market prices and expire after five years from the date of grant.

Consulting Agreement

         Effective April 24, 2006, the Company entered into a consulting agreement with Lancer Corporation ("Lancer") for the services of Barrington
J. Fludgate as Chief Financial Officer ("CFO"), Company Secretary and Director. The Agreement is for an initial three year term and thereafter 12 month termination by either party. As consideration for these services, the Company has agreed to a base salary of $120,000. In addition, Lancer was granted stock options to purchase 1,000,000 shares of the Company's common stock at a price of $0.001 per share on the date of the Agreement. Lancer will receive an additional 1,000,000 options each September, starting 2007, that the agreement is in effect. Such options will be granted at market prices and expire after five years from the date of grant.

         REPORT ON REPRICING OF OPTIONS/SARS

         During the fiscal year ended August 31, 2005 we did not adjust or amend the exercise price of any stock options or SARs previously awarded to the named executives.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of May 4, 2007 by
(i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial
Owner And/or Beneficially Own        Shares of Common Stock    percentage owned
--------------------------------------------------------------------------------
Silverlake Holdings Inc.                21,000,000                17.67%
1040 First Avenue, Suite 190
New York, NY 10022

Linda Perry                             20,498,624                17.25%
400 E 54th Street
Apt 28E
New York, NY 10022-51744

Lancer Corporation Inc.                  17,857,313               15.03%
BJ Fludgate, 30 Anderson Rd
Pawling, NY 12564-2412
-------------------------------------------------


CHANGES IN CONTROL

         On April 24, 2006, Linda Perry and Barry Fludgate resumed their previous positions as Chief Executive Officer, President and Director and Chief Financial Officer, Secretary and Director, respectively.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective April 24, 2006, the Company entered into a consulting agreement with Lancer Corporation ("Lancer") for the services of Barrington
J. Fludgate as Chief Financial Officer ("CFO"), Company Secretary and Director. The Agreement is for an initial three year term and thereafter 12 month termination by either party. As consideration for these services, the Company has agreed to a base salary of $120,000. In addition, Lancer was granted stock options to purchase 1,000,000 shares of the Company's common stock at a price of $0.001 per share on the date of the Agreement. Lancer will receive an additional 1,000,000 options each September, starting 2007, that the agreement is in effect. Such options will be granted at market prices and expire after five years from the date of grant.

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

32.2*       Section 906 Certification of Chief Accounting Officer

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

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004. * Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2005 and 2004 are set forth in the table below:



                                August 31, 2006     August 31, 2005
                                ---------------     ---------------
        Audit Fees(1)           $       14,000      $       17,000

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

Date:  May 22, 2007                            RTG VENTURES, INC.

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

Date: May 22, 2007                             /s/ Linda Perry
                                               ---------------------------------
                                               Linda Perry, President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)


Date: May 22, 2007                             /s/ Barrington Fludgate
                                               ---------------------------------
                                               Barrington Fludgate, Chief
                                               Financial Officer (Principal
                                               Accounting Officer)