Form 10QSB
period 2006-11-30
RTG VENTURES INC
filed 2007-05-22
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: November 30, 2006

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

                                      INDEX

                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
             Consolidated Balance Sheet.....................................2
             Consolidated Statement of Operations...........................3
             Consolidated Statement of Cash Flows...........................4
             Consolidated Statement of Stockholders' Equity.................5
             Notes to Consolidated Financial Information....................6

Item 2. Management's Discussion and Analysis or Plan of Operation..........12

Item 3. Controls and Procedures............................................12


Part II - OTHER INFORMATION................................................13

Item 6.  Exhibits..........................................................13

Signatures

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                November 30, 2006
                                   (Unaudited)

                                     ASSETS

TOTAL  ASSETS                                                                     $                  -
                                                                                    ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                       $            283,030
      Note payable                                                                             100,000
                                                                                    -------------------
TOTAL CURRENT LIABILITIES                                                                      383,030


STOCKHOLDERS' DEFICIT
      Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none                    -
      Common stock, par value $.001;  authorized 200,000,000 shares;
          issued and outstanding 106,318,885 shares                                            106,319
      Additional paid in capital                                                             3,790,810
      Deficit accumulated during development stage                                          (4,280,159)
                                                                                    -------------------
          TOTAL STOCKHOLDERS' DEFICIT                                                         (383,030)
                                                                                    -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $                  -
                                                                                    ===================





                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative
                                                                                          From July 17, 2000
                                                    Three months ended November 30,          (Inception)
                                                 -----------------------------------
                                                      2006               2005            To November 30 2006
                                                 ---------------   -----------------    -----------------------
REVENUES                                         $            -    $              -     $                    -

COSTS AND EXPENSES:
     Non-cash compensation                                    -                   -                  2,061,623
     General and administrative                          78,250                   -                  1,449,725
     Impairment of intangibles                                -                   -                     26,475
     Interest expense                                         -                   -                    247,000
     Merger and acquisition costs                             -                   -                    634,751
                                                 ---------------   -----------------    -----------------------
LOSS BEFORE OTHER INCOME                                 78,250                   -                  4,419,574

OTHER INCOME                                                  -                   -                   (139,415)
                                                 ---------------   -----------------    -----------------------

NET LOSS                                         $       78,250    $              -     $            4,280,159
                                                 ===============   =================    =======================

NET LOSS PER SHARE:
     Basic and Diluted                           $         0.00    $           0.00
                                                 ===============   =================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                              106,318,885         106,318,885
                                                 ===============   =================



Note: The Company was inactive during the three months ended November 31, 2005.











                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                                   Deficit
                                                        Common Stock                              Accumulated          Total
                                              -------------------------------    Additional          During        Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)
(Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500

    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406

    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725

    Value of stock options / warrants issued               -               -            4,500                 -            4,500

    Exchange of MJWC pre-merger shares
        for shares in the company                   (500,000)           (500)               -                 -             (500)

    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,050                 -            4,500


    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000

    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000

    Value of stock options issued                          -               -        1,078,000                 -        1,078,000

    Shares issued for payment of
    accounts payable  and services                 2,100,000           2,100          634,900                 -          637,000

    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500

    Shares issued for payment of
    accounts payable  and services                65,935,885          65,936        1,037,781                 -        1,103,717

    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)


    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450

    Beneficial conversion feature                          -               -          100,000                 -          100,000

    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885         106,319        3,776,687        (4,068,073)        (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000
    Value of stock options issued                                                       6,123                 -            6,123
    Net loss                                               -               -                -          (133,836)        (133,836)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, August 31, 2006                         106,318,885         106,319        3,790,810        (4,201,909)        (304,780)

Net loss                                                   -               -                -           (78,250)         (78,250)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, November 30, 2006                       106,318,885    $    106,319     $  3,790,810    $   (4,280,159)  $     (383,030)
                                              ===============   =============    =============   ===============  ===============


                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                           Cumulative
                                                      Three months ended November 30,  From July 17, 2000
                                                       -----------------------------       (Inception)
                                                           2006            2005        To November 30 2006
                                                       -------------   -------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $    (78,250)   $          -    $       (4,280,159)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
          Non-cash compensation                                   -               -             2,208,623
          Impairment of intangibles                               -               -                26,475
          Interest Expense                                        -               -               100,000
          Other income                                            -               -              (139,415)
    Changes in assets and liabilities:
       Notes receivable                                           -               -                88,178
       Refundable income taxes                                    -               -                 2,257
       Accounts payable and accrued expenses                 78,250               -             1,872,541
                                                       -------------   -------------   -------------------
          Total adjustments                                  78,250               -             4,158,659
                                                       -------------   -------------   -------------------

NET CASH USED IN OPERATING ACTIVITIES                             -               -              (121,500)
                                                       -------------   -------------   -------------------

NET CASH USED IN INVESTING ACTIVITIES                             -               -                     -
                                                       -------------   -------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                    -               100,000
    Capital contribution                                          -               -                21,500
                                                       -------------   -------------   -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         -               -               121,500
                                                       -------------   -------------   -------------------

INCREASE IN CASH                                                  -               -                     -
                                                       -------------   -------------   -------------------

CASH - BEGINNING OF PERIOD                                        -               -                     -
                                                       -------------   -------------   -------------------

CASH - END OF PERIOD                                   $          -    $          -    $                -
                                                       =============   =============   ===================

    CASH PAID FOR :
       Interest                                        $          -    $          -    $                -
                                                       =============   =============   ===================
       Taxes                                           $          -    $          -    $                -
                                                       =============   =============   ===================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
       Common stock issued for payment of accounts
       and loans payable                               $          -    $          -    $          775,217
                                                       =============   =============   ===================
       Proceeds from exercise of option and warrants
          offset in  payment of accounts payable       $          -    $          -    $          675,450
                                                       =============   =============   ===================
       Acquisition of intangibles for common stock     $          -    $          -    $           26,475
                                                       =============   =============   ===================


 Note: The Company was inactive during the three months ended November 31, 2005.

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


NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through November 30, 2006 of approximately $4,280,000 and had negative working capital at November 30, 2006 of approximately $383,000. The Company incurred a net loss for the three months ended November 30, 2006 of approximately $78,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2006 accounts payable and accrued expenses consisted of the following:

         Trade payables                                        $  39,786
         Officers compensation                                   183,763
         Professional fees                                        59,481
                                                               ----------
                  Total                                        $ 283,030

Management negotiated reductions of $139,000 payable to certain creditors. Such amount is reflected as Other Income in the financial statements for the year ended August 31, 2005.

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

Note 9 - Employment agreements

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock option to purchase a combined total of 2,500,000 common shares at a price of $.01 per share to such officers. The options vest immediately and expire in April 2009.

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

Item 2.  Management's Discussion and Analysis or Plan of Operations

Cautionary Factors That May Affect Future Results

         This Current Report on Form 10-QSB and other written reports and oral statements made from time to time by the Company may contain predictive statements, all of which are subject to risks and uncertainties. One can identify these predictive statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's predictive statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No predictive statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any predictive statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the SEC, especially on Forms 10-KSB, 10-QSB and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

Company Overview

            The following Plan of Operation should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

            We are a development stage company and we have not generated any revenues in our present business.

            We have financed our activity to date from sales of debentures and loans from shareholders and officers. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern.

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



                               RTG VENTURES, INC.

Date: May 22, 2007                               By: /s/ Linda Perry
                                                         -----------------------
                                                         Linda Perry,
                                                         Chief Executive Officer

Date: May 22, 2007                               By: /s/ Barrington Fludgate
                                                         -----------------------
                                                         Barrington Fludgate,
                                                         Chief Financial Officer