Form 10QSB
period 2007-02-28
RTG VENTURES INC
filed 2007-05-23
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: February 28, 2007

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

                                 (917) 488-6473
                (Issuer's telephone number, including area code)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,818,885 shares of Common Stock, par value $.001 per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                      INDEX

                                                                         Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
             Consolidated Balance Sheet...................................2
             Consolidated Statement of Operations........................ 3
             Consolidated Statement of Cash Flows.........................4
             Consolidated Statement of Stockholders' Equity...............5
             Notes to Consolidated Financial Information..................6

Item 2. Management's Discussion and Analysis or Plan of Operation........12

Item 3. Controls and Procedures..........................................12


Part II - OTHER INFORMATION

Item 6.  Exhibits........................................................13

Signatures

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                February 28, 2007
                                   (Unaudited)

                                     ASSETS




CURRENT ASSETS - CASH                                                                $             483
                                                                                     ------------------
         TOTAL  ASSETS                                                               $             483
                                                                                     ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $         322,151
     Loan payable                                                                               44,960
                                                                                     ------------------
         TOTAL CURRENT LIABILITIES                                                             367,111


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none                     -
     Common stock, par value $.001; authorized 200,000,000 shares;
         issued and outstanding 118,818,885 shares                                             118,819
     Additional paid in capital                                                              4,530,810
     Deficit accumulated during development stage                                           (5,016,257)
                                                                                     ------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                          (366,628)
                                                                                     ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $             483
                                                                                     ==================








                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                    Cumulative
                                          Three Months ended February 28,      Six Months ended February 28,   From July 17, 2000
                                          ---------------------------------    -----------------------------        (Inception)
                                               2007              2006             2007             2006        To February 28 2007
                                          ---------------   ---------------    ------------    -------------   -------------------
REVENUES                                  $            -    $            -     $         -     $          -    $                -

COSTS AND EXPENSES:
    Non-cash compensation                              -                 -                                              2,061,623
    General and administrative                    92,727                 -         170,977                -             1,542,452
    Impairment of intangibles                          -                 -               -                -                26,475
    Interest expense                             650,000                 -         650,000                -               897,000
    Merger and acquisition costs                       -                 -               -                -               634,751
                                          ---------------   ---------------    ------------    -------------   -------------------
LOSS BEFORE OTHER INCOME                         742,727                 -         820,977                -             5,162,301

OTHER INCOME                                      (6,629)                -          (6,629)               -              (146,044)
                                          ---------------   ---------------    ------------    -------------   -------------------

NET LOSS                                  $      736,098    $            -     $   814,348     $          -    $        5,016,257
                                          ===============   ===============    ============    =============   ===================

NET LOSS PER SHARE:
    Basic and Diluted                     $         0.01    $         0.00     $      0.01     $       0.00
                                          ===============   ===============    ============    =============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                        110,485,550       106,318,885     108,402,218      106,318,885
                                          ===============   ===============    ============    =============



Note: The Company was inactive during the six months ended February 28, 2006.




                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                                   Deficit
                                                        Common Stock                              Accumulated          Total
                                              -------------------------------    Additional          During        Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
                                                                  (Restated)                       (Restated)
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500
    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406
    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725
    Value of stock options / warrants issued               -               -            4,500                 -            4,500
    Exchange of MJWC pre-merger shares
     for shares in the company                      (500,000)           (500)               -                 -             (500)
    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,050                 -            4,500
    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000
    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000
    Value of stock options issued                          -               -        1,078,000                 -        1,078,000
    Shares issued for payment of
     accounts payable  and services                2,100,000           2,100          634,900                 -          637,000
    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500
    Shares issued for payment of
     accounts payable  and services               65,935,885          65,936        1,037,781                 -        1,103,717
    Shares cancelled                                (300,000)           (300)         (87,000)                -          (90,000)
    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450
    Beneficial conversion feature                          -               -          100,000                 -          100,000
    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885         106,319        3,776,687        (4,068,073)        (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000
    Value of stock options issued                                                       6,123                 -            6,123
    Net loss                                               -               -                -          (133,836)        (133,836)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, August 31, 2006                         106,318,885         106,319        3,790,810        (4,201,909)        (304,780)

    Shares Issued for payment of
    interest expense                                       -               -          650,000                 -          650,000
    Shares issued for exercise of options          2,500,000           2,500                -                 -            2,500
    Shares issued for conversion of debentures    10,000,000          10,000           90,000                 -          100,000
    Net loss                                               -               -                -          (814,348)        (814,348)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, February 28, 2007                       118,818,885    $    118,819     $  4,530,810    $   (5,016,257)  $     (366,628)
                                              ===============   =============    =============   ===============  ===============

                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Cumulative
                                                                                            From July 17, 2000
                                                          Six months ended February 28,         (Inception)
                                                       ----------------------------------
                                                           2007               2006          To February 28 2007
                                                       --------------   -----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $    (814,348)   $              -    $        (5,016,257)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
           Non-cash compensation                                   -                   -              2,208,623
           Write-off of intangibles                                -                   -                 26,475
           Interest expense                                  650,000                   -                750,000
           Other income                                       (6,629)                  -               (146,044)
    Loan payable
        Notes receivable                                           -                   -                 88,178
        Refundable income taxes                                    -                   -                  2,257
        Accounts payable and accrued expenses                126,500                   -              1,920,791
                                                       --------------   -----------------   --------------------
           Total adjustments                                 769,871                   -              4,850,280
                                                       --------------   -----------------   --------------------

NET CASH USED IN OPERATING ACTIVITIES                        (44,477)                  -               (165,977)
                                                       --------------   -----------------   --------------------

NET CASH USED IN INVESTING ACTIVITIES                              -                   -                      -
                                                       --------------   -----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                    -                   -                100,000
    Increase in loans payable                                 44,960                   -                 44,960
    Capital contribution                                           -                   -                 21,500
                                                       --------------   -----------------   --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     44,960                   -                166,460
                                                       --------------   -----------------   --------------------

INCREASE IN CASH                                                 483                   -                    483
                                                       --------------   -----------------   --------------------

CASH - BEGINNING OF PERIOD                                         -                   -                      -
                                                       --------------   -----------------   --------------------

CASH - END OF PERIOD                                   $         483    $              -    $               483
                                                       ==============   =================   ====================

    CASH PAID FOR :
        Interest                                       $           -    $              -    $                 -
                                                       ==============   =================   ====================
        Taxes                                          $           -    $              -    $                 -
                                                       ==============   =================   ====================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts and
        loans payable                                  $     750,000    $              -    $         1,525,217
                                                       ==============   =================   ====================
        Proceeds from exercise of option and warrants
        offset as payment of accounts payable          $       2,500    $              -    $           677,950
                                                       ==============   =================   ====================
        Acquisition of intangibles for common stock    $           -    $              -    $            26,475
                                                       ==============   =================   ====================


Note: The Company was inactive during the six months ended February 28, 2006.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through February 28, 2007 of approximately $5,016,000 and had negative working capital at February 28, 2007 of approximately $367,000. The Company incurred a net loss for the six months ended February 28, 2007 of approximately $814,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2007 accounts payable and accrued expenses consisted of the following:

         Trade payables                                       $   39,786
         Officers compensation                                   257,513
         Professional fees                                        24,852
                                                              -----------
                  Total                                       $  322,151

Management negotiated reductions of $146,000 payable to certain creditors. Such amount is included as Other Income in the financial statements for the cumulative period ended February 28, 2007.

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

On January 30, 2007 a total of 2,500,000 common shares were issued to the aforementioned officers upon exercise of their options for a total consideration of $2,500.

The Company concurrently issued 10,000,000 common shares to the debenture holder as full payment of the outstanding payable . See note 4.

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


NOTE 8 - LOAN PAYABLE

Loan payable reflects a working capital advance of $45,000 made to the Company by the merger partners in anticipation of the pending acquisition (note 12).

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



                               RTG VENTURES, INC.


Date: May 23, 2007                               By: /s/ Linda Perry
                                                     ---------------------------
                                                         Linda Perry,
                                                         Chief Executive Officer

Date: May 23, 2007                               By: /s/ Barrington Fludgate
                                                     ---------------------------
                                                         Barrington Fludgate,
                                                         Chief Financial Officer