Form 10QSB
period 2007-05-31
RTG VENTURES INC
filed 2007-07-13
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: May 31, 2007

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,818,885 shares of Common Stock, par value $.001 per share, as of July 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                      INDEX

                                                                         Page
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheet (Unaudited)........................2
             Consolidated Statement of Operations (Unaudited)..............3
             Consolidated Statement of Cash Flows (Unaudited)..............4
             Consolidated Statement of Stockholders' Equity (Unaudited)....5
             Notes to Consolidated Financial Information (Unaudited).......6

Item 2. Management's Discussion and Analysis or Plan of Operation.........13

Item 3. Controls and Procedures...........................................13


Part II - OTHER INFORMATION

Item 6.  Exhibits.........................................................14

Signatures

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                  May 31, 2007
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS
     Cash                                                      $           483
                                                               ----------------
         TOTAL ASSETS                                          $           483
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $       400,401
     Loans payable                                                      96,604
                                                               ----------------

         TOTAL LIABILITIES -  ALL CURRENT                              497,005


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized
         2,000,000 shares, issued - none                                     -
     Common stock, par value $.001;  authorized
         200,000,000 shares; issued and outstanding
         118,818,885 shares                                            118,819
     Additional paid in capital                                      4,530,810
     Deficit accumulated during development stage                   (5,146,151)
                                                               ----------------

         TOTAL STOCKHOLDERS' DEFICIT                                  (496,522)
                                                               ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $           483
                                                               ================






                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                               Cumulative
                                                                                                           From July 17, 2000
                                           Three months ended May 31,         Nine months ended May 31,       (Inception)
                                              2007             2006             2007            2006        To May 31, 2007
                                         ---------------  ---------------    ------------    ------------  -------------------
REVENUES                                 $            -   $            -     $         -     $         -   $                -

COSTS AND EXPENSES:
     Non-cash compensation                            -            6,123               -           6,123            2,061,623
     General and administrative                 129,894           31,263         300,871          31,263            1,594,096
      Impairment of intangibles                       -                -               -               -               26,475
      Interest expense                                -                -         650,000               -              897,000
     Merger and acquisition costs                     -                -               -               -              634,751
                                         ---------------  ---------------    ------------    ------------  -------------------
LOSS BEFORE OTHER INCOME                        129,894           37,386         950,871          37,386            5,213,945

OTHER INCOME                                          -                -          (6,629)              -             (146,044)
                                         ---------------  ---------------    ------------    ------------  -------------------

NET LOSS                                 $      129,894   $       37,386     $   944,242     $    37,386   $        5,067,901
                                         ===============  ===============    ============    ============  ===================

NET LOSS PER SHARE:
    Basic and Diluted                    $         0.00   $         0.00     $      0.01     $      0.00
                                         ===============  ===============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES:
    Basic and Diluted                       118,818,885      106,318,885     113,263,329     106,318,885
                                         ===============  ===============    ============    ============






                See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                                   Deficit
                                                        Common Stock                              Accumulated          Total
                                              -------------------------------    Additional          During        Stockholders'
                                                  Shares           Amount      Paid in Capital  Development Stage     Deficit
                                              -------------------------------  ---------------  ----------------- ---------------
Balance,  July 17, 2000 to May 31,  2002           5,208,000  $        5,208   $            -  $              -   $        5,208

    Issuance of common stock for services            500,000             500                -                 -              500
    Reverse acquisition of RTG                    22,750,000          22,750           84,656                 -          107,406
    Shares issued for certain intangible rights    3,725,000           3,725                -                 -            3,725
    Value of stock options / warrants issued               -               -            4,500                 -            4,500
    Exchange of MJWC pre-merger shares
     for shares in the company                      (500,000)           (500)               -                 -             (500)
    Net loss                                               -               -                -          (786,573)        (786,573)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  May 31, 2003                            31,683,000          31,683           89,156          (786,573)        (665,734)

    Issuance of common stock for services            450,000             450            4,050                 -            4,500
    Net loss                                               -               -                -          (227,500)        (227,500)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2003                         32,133,000          32,133           93,206        (1,014,073)        (888,734)

    Issuance of common stock for services            500,000             500          239,500                 -          240,000
    Shares issued for exercise of options and
     warrant                                       3,500,000           3,500          611,500                 -          615,000
    Value of stock options issued                          -               -        1,078,000                 -        1,078,000
    Shares issued for payment of
     accounts payable  and services                2,100,000           2,100          634,900                 -          637,000
    Net loss                                               -               -                -        (2,435,303)      (2,435,303)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance,  August 31, 2004                         38,233,000          38,233        2,657,106        (3,449,376)        (754,037)

    Capital contribution                                   -               -           13,500                 -           13,500
    Shares issued for payment of
     accounts payable  and services               65,935,885          65,936        1,037,781                 -        1,103,717
    Shares cancelled                                (300,000)           (300)         (89,700)                -          (90,000)
    Shares issued for exercise of options          2,450,000           2,450           58,000                 -           60,450
    Beneficial conversion feature                          -               -          100,000                 -          100,000
    Net loss                                               -               -                -          (618,697)        (618,697)
                                              ---------------   -------------    -------------   ---------------  ---------------

Balance, August 31, 2005                         106,318,885         106,319        3,776,687        (4,068,073)        (185,067)

    Capital contribution                                   -               -            8,000                 -            8,000
    Value of stock options issued                                                       6,123                 -            6,123
    Net loss                                               -               -                -          (133,836)        (133,836)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, August 31, 2006                         106,318,885         106,319        3,790,810        (4,201,909)        (304,780)

    Shares Issued for payment of
    interest expense                                       -               -          650,000                 -          650,000
    Shares issued for exercise of options          2,500,000           2,500                -                 -            2,500
    Shares issued for conversion of debentures    10,000,000          10,000           90,000                 -          100,000
    Net loss                                               -               -                -          (944,242)        (944,242)
                                              ---------------   -------------    -------------   ---------------  ---------------
Balance, May 31, 2007                            118,818,885    $    118,819     $  4,530,810    $   (5,146,151)  $     (496,522)
                                              ===============   =============    =============   ===============  ===============

                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                        From July 17, 2000
                                                                      Nine months ended May 31,            (Inception)
                                                                -----------------------------------
                                                                     2007               2006             To May 31, 2007
                                                                ---------------   -----------------    ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $     (944,242)   $        (37,386)    $         (5,067,901)

    Adjustments to reconcile net loss to net cash
    used in operating activities:
          Non-cash compensation                                              -               6,123                2,208,623
          Write-off of intangibles                                           -                   -                   26,475
          Interest Expense                                             650,000                   -                  750,000
          Other income                                                  (6,629)                  -                 (146,044)
    Changes in assets and liabilities:
       Notes receivable                                                      -                   -                   88,178
       Refundable income taxes                                               -                   -                    2,257

       Accounts payable and accrued expenses                           204,750              23,263                1,920,791
                                                                ---------------   -----------------    ---------------------
          Total adjustments                                            848,121              29,386                4,850,280
                                                                ---------------   -----------------    ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (96,121)             (8,000)                (217,621)
                                                                ---------------   -----------------    ---------------------

NET CASH USED IN INVESTING ACTIVITIES                                        -                   -                        -
                                                                ---------------   -----------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loan payable                                               -                   -                  100,000
    Increase in loans payable                                           96,604                   -                   96,604
    Capital contribution                                                     -               8,000                   21,500
                                                                ---------------   -----------------    ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               96,604               8,000                  218,104
                                                                ---------------   -----------------    ---------------------

INCREASE IN CASH                                                           483                   -                      483
                                                                ---------------   -----------------    ---------------------

CASH - BEGINNING OF PERIOD                                                   -                   -                        -
                                                                ---------------   -----------------    ---------------------

CASH - END OF PERIOD                                            $          483    $              -     $                483
                                                                ===============   =================    =====================

    CASH PAID FOR :
       Interest                                                 $            -    $              -     $                  -
                                                                ===============   =================    =====================
       Taxes                                                    $            -    $              -     $                  -
                                                                ===============   =================    =====================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
       Common stock issued for payment of accounts
        and loans payable                                       $      750,000    $              -     $          1,525,217
                                                                ---------------   -----------------    ---------------------
       Proceeds from exercise of option and warrants
            offset in  payment of accounts payable              $        2,500    $              -     $            677,950
                                                                ---------------   -----------------    ---------------------
       Acquisition of intangibles for common stock              $            -    $              -     $             26,475
                                                                ---------------   -----------------    ---------------------




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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through May 31, 2007 of approximately $5,068, 000 and had negative working capital at May 31, 2007 of approximately $418,000. The Company incurred a net loss for the nine months ended May 31, 2007 of approximately 866,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In September 2004 the Company issued an interest free $60,000 convertible debenture which was convertible into 6,000,000 common shares at $.01 per share. In December 2004 the Company issued a similar $40,000 debenture, convertible into 4,000,000 common shares. A value of $100,000 was attributed to the beneficial conversion of the notes and was amortized as interest expense during the year ended August 31, 2005. On January 30, 2007, the Company issued $10,000,000 shares to the debenture holder, having a market value of $.075 per share, in full settlement of the outstanding debentures payable. The excess market value of the shares over the note payable ($650,000) was charged to beneficial conversion cost and conversely credited to paid-in-capital.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2007 accounts payable and accrued expenses consisted of the following:

         Trade payables                                       $  39,786
         Officers compensation                                $ 333,763
         Professional fees                                    $  26,852
                                                              ----------
                  Total                                       $ 400,401
                                                              ==========

Management negotiated reductions of $146,000 payable to certain creditors. Such amount is included as Other Income in the financial statements for the cumulative period ended May 31, 2007.

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

In January 2005, the Company issued 2,450,000 shares of common stock for the exercise of warrants. The amount due for the exercise of $60,450 was used to reduce amounts due to the same individuals.

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

In September 2006, Company issues 2,500,000 options pursuant to employment and consulting agreements with its officers.

NOTE 8 - LOAN PAYABLE

Loan payable reflects a working capital advance of $96,604 made to the Company by the merger participants in anticipation of the pending acquisition. (note 11)

NOTE 9 - LITIGATION

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

Settlement Agreement were subsequently set aside on April24, 2006 due to the default by defendents in their performance thereunder, as reported in the Company's Current Report on Form 8-K filed with the SEC on April 25, 2006 and amended on April 28, 2006. By written consent of each of the Company's shareholders and directors, the Company'e previous management was reinstated.

NOTE 10 - EMPLOYMENT AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock option to purchase a combined total of 2,500,000 common shares at a price of $.01 per share to such officers. The options vest immediately and expire in April 2009.

NOTE 11 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a material definitive agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 152,767,134 common shares of the Company. The transaction remained pending as of April 20, 2007.

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

            On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction is subject to the fulfillment of certain conditions including, among other things, the adoption by NMTV of a three-year business plan with financial projections and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years, all as set forth in the Agreement. No assurance can be given that the transactions contemplated under the Agreement will be completed.
We have been advised that in April 2007, Hanborough Investments Limited, a wholly-owned subsidiary of NMTV, completed the purchase of eight television and film studios located in Oxford, England for a total purchase price of $3,000,000.

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



                               RTG VENTURES, INC.


Date: July 10, 2007              By: /s/ Linda Perry
                                     ----------------------------
                                     Linda Perry, Chief Executive
                                     Officer

Date: July 10, 2007              By: /s/ Barrington Fludgate
                                     ----------------------------
                                     Barrington Fludgate, Chief
                                     Financial Officer