Form 10KSB
period 2007-08-31
RTG VENTURES INC
filed 2007-12-12
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED: August 31, 2007
                                       OR
      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____

                       Commission file number: 333-85072

                               RTG VENTURES, INC.
                 (Name of small business issuer in its charter)

                  Florida                              59-3666743
        (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                               c/o Paykin, Mahon,
                               Rooney & Krieg, LLP
                               185 Madison Avenue
                               New York, NY 10016
                    (Address of principal executive offices)

                                 (917) 488-6473
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
         Title of each class             Name of exchange on which registered

_____________________________________    ____________________________________

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,727,047, as of December 10, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:                 118,818,885
              (Class)                      (Outstanding as of December 10, 2007)

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

Predictive Statements                                                         3

PART 1
         Item 1.  Description of Business                                     4
         Item 2:  Description of Property                                     6
         Item 3.  Legal Proceedings                                           6
         Item 4.  Submission of Matters to Vote of Security Holders           6

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters    7
         Item 6.  Plan of Operation                                           9
         Item 7.  Financial Statements                                       10
         Item 8.  Changes in and Disagreements with Accountants on           25
                   Accounting and Financial Disclosure
         Item 8A. Controls and Procedure                                     25
         Item 8B. Other Information                                          25

PART III

         Item 9.  Directors/Executive Officers/Promoters/Control Person;     25
                   Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation                                     27
         Item 11. Security Ownership of Certain Beneficial Owners and
                   Management                                                30
         Item 12. Certain Relationships and Related Transactions             32
         Item 13. Exhibits                                                   32
         Item 14. Principal Accountant Fees and Services                     33


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

     Effective August 27, 2003, we changed our fiscal year end from May 31 to August 31.

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

     We are currently a "shell" corporation with no operations and no significant assets. On March 20, 2007, we entered into a Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares, New Media Television (Europe) Limited, a United Kingdom private company limited by shares and certain outside stockholders listed on Exhibit A thereto, pursuant to which we have agreed to issue an aggregate of 152,767,134 shares of our common stock to the stockholders of New Media Television (Europe) Limited in exchange for all of the outstanding capital shares of New Media Television (Europe) Limited. The closing of the transactions under the Share Exchange

Agreement is subject to the fulfillment of certain conditions, including our filing all reports required under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") to the date of closing. In addition, the Company has agreed that there will be no more than 16,974,126 shares of common stock outstanding immediately prior to closing. No assurance can be given that the transaction will be completed.

  Sales and Marketing

     We currently do not engage in any sales or marketing efforts as we currently have no operations.

  Research and Development

     Since our inception, we have not engaged in any research and development activities.

  Employees

     We currently have one full-time employee.

Item 2. Description of Property

     We currently do not own or lease any real property. Our executive offices are located at c/o Paykin, Mahon, Rooney & Krieg, LLP, 185 Madison Avenue, New York, NY 10016. We do not pay rent for our executive offices. We believe that our current offices are sufficient for our immediate and near-term needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2007.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  Market Information

     Our common stock was listed for quotation on the OTC Electronic Bulletin Board under the symbol "RTGV" from February 4, 2003 until January 2006. In January 2006, our common stock was de-listed from the OTC Electronic Bulletin Board. On October 6, 2007 our common stock was reinstituted for quotation on the OTC Electronic Bulletin Board. Our common stock is currently listed for quotation over-the-counter on PinkSheets.com and the OTC Electronic Bulletin Board under the symbol "RTGV."

  Per Share Market Price Data

     The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by on PinkSheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2006:            High Bid      Low Bid
                                       --------      -------
First Quarter                          $0.0075       $0.0026
Second Quarter                         $0.0079       $0.0060
Third Quarter                          $0.0024       $0.0024
Fourth Quarter                         $0.004        $0.004

Year Ending August 31, 2007:           High Bid      Low Bid
                                       --------      -------
First Quarter                          $0.005        $0.004
Second Quarter                         $0.049        $0.035
Third Quarter                          $0.085        $0.025
Fourth Quarter                         $0.06         $0.01


     The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 10, 2007 was $0.042 per share. As of December 10, 2007, there were approximately 100 holders of record of our common stock.

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

  Equity Compensation Plan Information

     We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2007.

  Recent Sales of Unregistered Securities

     In January 2007, we issued an aggregate of 2,500,000 shares of common stock to our directors and executive officers upon the exercise of options previously granted to such individuals. The Company received a total of $2,500 as consideration for such exercise. We relied upon the exemption form registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

     In January 2007, we issued an aggregate of 10,000,000 shares of common stock to three unaffiliated investors upon the conversion of an aggregate of $100,000 principal amount of 0.00% Convertible Debentures due March 24, 2005. The debentures were issued to Silverlake Holdings, Inc. on September, 24, 2004 and December 24, 2004, respectively, pursuant to an exemption from registration provided by Section 4(2) of the Act and were subsequently sold to the investors.

Item 6. Plan of Operation

     The following Plan of Operation should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

     We are a development stage company. We have not generated any revenues. There is presently no business being conducted by the Company. During the first half of the fiscal year ended August 31, 2007, we continued to look for merger and acquisition candidates in related and unrelated fields.

     On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction is subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. In addition, the Company has agreed that there will be no more than 16,974,126 shares of its common stock outstanding at closing. No assurance can be given that the transaction will be completed.

     We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at August 31, 2007 we had an accumulated deficit of$5,221,373. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.


Item 7. Financial Statements

                   Index to Consolidated Financial Statements

                               RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                                August 31, 2007




                                            INDEX



PART I.  FINANCIAL INFORMATION

         Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm            F-1

         Balance Sheet                                                      F-2

         Statements of Operations                                           F-3

         Statement of Stockholders' Deficit                                 F-4

         Statements of Cash Flows                                           F-5

         Notes to Financial Statements                               F-6 to F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc


We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc (a development stage company), as of August 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended August 31, 2007 and 2006 and for the period July 17, 2000 (inception) to August 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. as of August 31, 2007, and the results of their operations and their cash flows for the years ended August 31, 2007 and 2006, and the period from July 17, 2000 (inception) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc. (a development stage company), will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2007 of approximately $5,221,000. The Company incurred a net loss for the year ended August 31, 2007 of approximately $1,019,000 and has negative working capital at August 31, 2007 of approximately $572,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/Sherb & Co., LLP
                                                   ----------------------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants

New York, New York
December 6, 2007

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                 August 31, 2007

                                     ASSETS




CURRENT ASSETS - CASH                                                                               $               342
                                                                                                     -------------------

         TOTAL  ASSETS                                                                              $               342
                                                                                                     ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                          $           442,146
     Loans payable                                                                                              129,940
                                                                                                     -------------------
         TOTAL CURRENT LIABILITIES                                                                              572,086
                                                                                                     -------------------


STOCKHOLDERS' DEFICIT
     Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none
     Common stock, par value $.001; authorized 200,000,000 shares;
         issued and outstanding 118,818,885 shares                                                              118,819
     Additional paid in capital                                                                               4,530,810
     Deficit accumulated during development stage                                                            (5,221,373)
                                                                                                     -------------------
         TOTAL STOCKHOLDERS' DEFICIT                                                                           (571,744)
                                                                                                     -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $               342
                                                                                                     ===================









                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        Cumulative
                                                                                                    From July 17, 2000
                                                                 Year ended August 31,                 (Inception)
                                                                2007                2006            To August 31, 2007
                                                           ---------------     ---------------    -----------------------

REVENUES                                                  $             -    $              -    $                     -

COSTS AND EXPENSES:
     Non-cash compensation                                              -               6,123                  2,061,623
     General and administrative                                   376,093             127,713                  1,747,568
     Impairment of intangibles                                          -                   -                     26,475
     Shares issued in payment of interest expense                 650,000                   -                    897,000
     Merger and acquisition costs                                       -                   -                    634,751
                                                           ---------------     ---------------    -----------------------
LOSS BEFORE OTHER INCOME                                       (1,026,093)           (133,836)                (5,367,417)

OTHER INCOME                                                        6,629                   -                    146,044
                                                           ---------------     ---------------    -----------------------

NET LOSS                                                  $    (1,019,464)    $      (133,836)   $            (5,221,373)
                                                           ===============     ===============    =======================

NET LOSS PER SHARE:
     Basic and Diluted                                    $         (0.01)    $         (0.00)
                                                           ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                                        113,610,552         106,318,885
                                                           ===============     ===============
















                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                  Accumulated
                                                          Common Stock            Additional        During           Total
                                                 -----------------------------     Paid in        Development    Stockholders'
                                                    Shares          Amount         Capital          Stage          Deficit
                                                 -----------------------------   ------------   --------------   -------------
                                                                  (Restated)
Balance,  July 17, 2000 to May 31,  2002             5,208,000  $       5,208  $           -  $             -  $        5,208

    Issuance of common stock for services              500,000            500              -                -             500
    Reverse acquisition of RTG                      22,750,000         22,750         84,656                -         107,406
    Shares issued for certain intangible rights      3,725,000          3,725              -                -           3,725
    Value of stock options / warrants issued                 -              -          4,500                -           4,500
    Exchange of MJWC pre-merger shares
         for shares in the company                    (500,000)          (500)             -                -            (500)
    Net loss                                                 -              -              -         (786,573)       (786,573)
                                                 --------------   ------------   ------------   --------------   -------------

Balance,  May 31, 2003                              31,683,000         31,683         89,156         (786,573)       (665,734)

    Issuance of common stock for services              450,000            450          4,050                -           4,500
    Net loss                                                 -              -              -         (227,500)       (227,500)
                                                 --------------   ------------   ------------   --------------   -------------

Balance,  August 31, 2003                           32,133,000         32,133         93,206       (1,014,073)       (888,734)

    Issuance of common stock for services              500,000            500        239,500                          240,000
    Shares issued for exercise of options
         and warrant                                 3,500,000          3,500        611,500                -         615,000
    Value of stock options issued                            -              -      1,078,000                -       1,078,000
    Shares issued for payment of
         accounts payable and services               2,100,000          2,100        634,900                -         637,000
    Net loss                                                 -              -              -       (2,435,303)     (2,435,303)

                                                 --------------   ------------   ------------   --------------   -------------
Balance,  August 31, 2004                           38,233,000         38,233      2,657,106       (3,449,376)       (754,037)

    Capital contribution                                                              13,500                           13,500
    Shares issued for payment of
         accounts payable  and services             65,935,885         65,936      1,037,781                -       1,103,717
    Shares cancelled                                  (300,000)          (300)       (89,700)               -         (90,000)
    Shares issued for exercise of options
         and warrant                                 2,450,000          2,450         58,000                -          60,450
    Interest expense                                         -              -        100,000                -         100,000
    Net loss                                                 -              -              -         (618,697)       (618,697)
                                                 --------------   ------------   ------------   --------------   -------------

Balance, August 31, 2005                           106,318,885        106,319      3,776,687       (4,068,073)       (185,067)

    Capital contribution                                     -              -          8,000                            8,000
    Value of stock options granted                                                     6,123                            6,123
    Net loss                                                 -              -              -         (133,836)       (133,836)
                                                 --------------   ------------   ------------   --------------   -------------

Balance, August 31, 2006                           106,318,885        106,319      3,790,810       (4,201,909)       (304,780)

    Shares issued for payment of interest expense            -              -        650,000                          650,000
    Shares issued for exercise of options            2,500,000          2,500              -                            2,500
    Shares issued for conversion of debentures      10,000,000         10,000         90,000                          100,000
    Net loss                                                                                       (1,019,464)     (1,019,464)
                                                 --------------   ------------   ------------   --------------   -------------

Balance, August 31, 2007                           118,818,885  $     118,819  $   4,530,810  $    (5,221,373) $     (571,744)
                                                 ==============   ============   ============   ==============   =============










                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                               Cumulative
                                                                         Year ended August 31,             From July 17, 2000
                                                              ---------------------------------------          (Inception)
                                                                    2007                2006               To August 31, 2007
                                                              -----------------  --------------------  -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $      (1,019,464) $           (133,836) $              (5,221,373)

     Adjustments to reconcile net loss to
        net cash used in operating activities:
            Non-cash compensation                                            -                 6,123                  2,208,623
            Impairment of intangibles                                        -                     -                     26,475
            Shares issued in payment of interest expense               650,000                     -                    750,000
            Other income                                                (6,629)                    -                   (146,044)
     Changes in assets and liabilities:
        Notes receivable                                                     -                     -                     88,178
        Refundable income taxes                                              -                     -                      2,257
        Accounts payable and accrued expenses                          246,495               119,713                  2,040,786
                                                              -----------------  --------------------  -------------------------
            Total adjustments                                          889,866               125,836                  4,970,275
                                                              -----------------  --------------------  -------------------------

NET CASH USED IN OPERATING ACTIVITIES                                 (129,598)               (8,000)                  (251,098)
                                                              -----------------  --------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan payable                                        129,940                     -                    229,940
     Capital contribution                                                    -                 8,000                     21,500
                                                              -----------------  --------------------  -------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              129,940                 8,000                    251,440
                                                              -----------------  --------------------  -------------------------

INCREASE IN CASH                                                           342                     -                        342
                                                              -----------------  --------------------  -------------------------

CASH - BEGINNING OF PERIOD                                                   -                     -                          -
                                                              -----------------  --------------------  -------------------------

CASH - END OF PERIOD                                         $             342  $                  -  $                     342
                                                              =================  ====================  =========================

     CASH PAID FOR :
        Interest                                             $               -  $                  -  $                       -
                                                              =================  ====================  =========================
        Taxes                                                $               -  $                  -  $                       -
                                                              =================  ====================  =========================

Supplemental Cash Flow Information:
     Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts
            and loans payable                                $         750,000  $                  -  $               1,525,217
                                                              =================  ====================  =========================
        Proceeds from exercise of option and warrants
            offset in  payment of accounts payable           $           2,500  $                  -  $                 677,950
                                                              =================  ====================  =========================
        Acquisition of intangibles for common stock          $               -  $                  -  $                  26,475
                                                              =================  ====================  =========================




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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standers No.109, "Accounting for Income Taxes" ("SFAS109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax asset.

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at August 31, 2007 for fiscal year ended August 31, 2006, 2,500,000 stock options were exercised.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and loans payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Stock Based Compensation

The Company has adopted FASB Statement of Financial Accounting Standard ("SFAS") No.123R "Share Based Payment." This statement is a revision of SFAS Statement No123, and supercedes APB Opinion No25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation right, BP awards result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2007 of approximately $5,221,000 and had negative working capital at August 31, 2007 of approximately $572,000. The Company incurred a net loss for the year ended August 31, 2007 of approximately 1,019, 000 these factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In September 2004 the Company issued an interest free $60,000 convertible debenture which was convertible into 6,000,000 common shares at $.01 per share. In December 2004 the Company issued a similar $40,000 debenture, convertible into 4,000,000 common shares. A value of 100,000 was attributed to the beneficial conversion of the notes and was amortized as interest expense during the year ended August 31, 2005. On January 30, 2007, the Company issued 10,000,000 shares to the debenture holder, having a market value of $.075 per share, in full settlement of the outstanding debentures payable. The excess market value of the shares over the note payable ($650,000) was charged to interest expense and conversely credited to paid-in-capital.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES


At August 31, 2007 accounts payable and accrued expenses consisted of the following:


Trade payables                                        $       45,663
Professional fees                                             31,220
Officers compensation                                        365,263
                                                       --------------
                                 Total                $      442,146
                                                       ==============



Management negotiated reductions of $6,629 payable to certain creditors. Such amount is reported as Other Income in the financial statements for the year ended August 31, 2007.

NOTE 6 - LOANS PAYABLE

Loans payable reflects a working capital advance of $129,940 made to the Company by the merger participants in anticipation of the pending acquisition.

NOTE 7 - COMMON STOCK

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

The Company recorded a reduction of payables of $205,217.In February 2005, the Company issued 13,281,250 shares of common stock to the Company's executive officers in accordance to the severance contracts. Such shares were valued at their market value on the date on the date of issuance of $.016 per share. The Company recorded severance expense of $212,500.

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

NOTE 8 - STOCK OPTIONS

During fiscal year 2006, the Company granted 2,500,000 stock options with a fair value of $6,123.

The Black -Scholes option valuation model was used to estimate the fair value of the options granted in April 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the option granted. Options issued under the Company`s option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model for options granted in April 2006 along with the result from the model were as follows:

Risk-free interest rate                       4.88 %
Expected life in years                        3 years
Expected volatility                           100 %

No options were outstanding as of August 31, 2007.


NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes" ("SFAS109"). This standard requires recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the years ended August 31, 2007 and 2006, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 35 percent to loss before provision for income taxes. The reconciliation is as follows:

                                                  Year Ended August 31,
                                        ---------------------------------------
                                              2007                   2006
                                        ---------------------------------------
Benefit computed at statutory rate     $         357,000        $       47,000
Permanent difference                            (227,000)               (2,000)
Income tax benefit not utilized                 (130,000)              (45,000)
                                        -----------------        --------------
 Net income tax benefit                $                -       $            -
                                        =================        ==============

The Company has net operating loss carryforwards for income tax totaling purposes approximately $641,000 at August 31, 2007 which expire variously through 2027. A significant portion of these carryforwards is subject to annual limitations due to " equity structure shifts" or " owner shifts " involving " five percent shareholders " (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

Tax benefit of net operating loss                      $      224,000
carryforward
Accrued officer compensation                                  128,000
Valuation
allowance                                                    (352,000)
                                                       ---------------
Net deferred tax
asset                                                  $            -
                                                       ===============

NOTE 10 - LITIGATION

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

The Settlement Agreement was subsequently set aside on April 24, 2006 due to the default by the defendants in their performance thereunder, as reported in the Company's Current Report on Form 8-K filed with the SEC on April 25, 2006 and amended on April 28, 2006. By written consent of each of the Company's shareholders and directors, the Company's previous management was reinstated.

The Company's former officers made claims for reimbursement of $73,500 supposedly advanced on behalf of the Company. The Company countered with claims against those officers in an amount well in excess of the purported debt and has indicated that it has no intention of honoring such claims. Accordingly, to the extent $21,500 had some validity, such obligation was recorded as a contribution of capital.

On or about May 6, 2005, the Company was served with a subpoena from the United States of American Securities and Exchange Commission (the "SEC"), demanding the production of certain documents related to the business of the Corporation from May 1, 2003 to the present, and to produce documents related to the issuance, deliverance and transfer of the securities of the Corporation, all documents, contracts, correspondence and related items related to the transaction involving the proposed joint venture related to the various rights we have obtained from the Sports Ministry of the People's Republic of China, and information set forth in certain press releases. In addition the demand included the documents and related items with respect to other entities which the Corporation was alleged to be conducting business with. The Corporation complied with as much production of the demanded documents and information as was in its possession at the time of the Subpoena. The Company has had no official contact since the submission of the requested documents with the SEC.

NOTE 11 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock options to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vested immediately and expire in April 2009. Additional options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, starting 2007. Such option will be granted at market prices and expire after five years from the date of the grant. The initial options were exercised in full on January 30, 2007.

Note 12 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a letter of intent with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 152,767,134 common shares of the Company. At August 31, 2007 the acquirer advanced $129,940 to the Company in anticipation of the completion of the pending transaction. The loans are interest free and repayable on demand. The transaction remained pending as of December 11, 2007.

Item 8A. Controls And Procedures
    CEO and CFO Certifications

     As of the end of the year covered by this annual report, our company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our disclosure controls and procedures. The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Exchange Act (the "Certifications") are filed as exhibits to this report. This section of this report contains information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

  Evaluation of Disclosure Controls

     We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Commission and to process, summarize and disclose this information within the time period specified in the rules of the Commission. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the Commission, for the evaluation of the effectiveness of these procedures.

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

     The material weakness was the result of an insufficient number of personnel
having  adequate  knowledge,   experience  and  training  to  provide  effective
oversight and review over our financial controls and reporting process.

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

     It is the responsibility of our management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial controls and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim consolidated financial statements. Management is in the process of remedying the material weakness described above.

  Internal Control over Financial Reporting

     Management has initiated the following activities intended to improve our internal control over financial reporting:

     As reported in the Company's Current Report on Form 8-K filed with the Commission on April 24, 2006 and amended on April 28, 2006, the previous management was removed by written consent of our shareholders and replaced by the former executive officers and directors and the internal controls previously in place were re-instituted.

Item 8B. Other Information

         Not applicable.



                               PART III MANAGEMENT

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

  Executive Officers And Directors

     The following table sets forth certain information, as of August 31, 2007, with respect to our directors and executive officers.

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

Name                       Age                        Position
-----------------------------------------------------------------
Linda Perry                47                Chief Executive Officer, President
                                                    and Director
Barrington Fludgate        61                Chief Financial Officer, Secretary
                                                    and Director

     The following is a brief account of the business experience of each of our Directors and executive officers:

     Linda Perry. Ms. Perry has served as our President, Chief Executive Officer and a Director since September 1, 2003 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. As Chief Executive Officer and a Director of Far East Challenges, Plc, Ms. Perry, in conjunction with the shareholders, led the strategic development of RTGV's current enterprise. From 2001-2002, she was the senior advisor to the Board of Directors of The Balli Group, Inc., where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a Senior Executive at Exxon Corporation (NYSE XOM) holding general management positions in finance, marketing and organization (including corporate governance, management succession, and executive compensation) with worldwide responsibility, from 1983-1996. Ms. Perry holds a Masters in Business Administration (MBA) from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainbleau, France and the Stern School of Business at New York University, throughout her career.

     Barrington J. Fludgate. Mr. Fludgate has served as our Chief Financial Officer since September 1, 2003 and as a Director since June 7, 2003 (excepting the period from April 19, 2005 to April 24, 2006). From June 7, 2003 until August 31, 2003 he served as our President and Chief Executive Officer. Since May 2003, Mr. Fludgate has also served as the Chief Executive Officer of Lancer Corporation, a company that specializes in assisting non-US companies enter the US public market. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ listed company. Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience, being the designer of one of the world's largest installed banking systems. He holds a Masters degree in Business Administration from the City of London Business School.

  Board Committees

     We currently do not have any standing committees on our Board of Directors; our full Board of Directors currently acts in such capacities.

  Audit Committee

     We intend to establish an Audit Committee of the Board of Directors, which will consist of independent directors. The Audit Committee's duties would be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

  Compensation Committee

     We intend to establish a Compensation Committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The Compensation Committee would also administer our stock option plans and recommend and approve grants of stock options under such plans.

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

  Compliance with Section 16(A) of the Exchange Act

     Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2007. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

  Code of Ethics

     On December 1, 2004 we adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and to persons performing similar functions. A copy of our Code of Ethics was previously filed as an Exhibit to our annual report on Form 10-KSB for the year ended August 31, 2004. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to RTG Ventures, Inc., to the attention of our Chief Executive Officer.

ITEM 10. Executive Compensation

                           SUMMARY COMPENSATION TABLE

     None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2007, 2006 or 2005, except as follows:

                                -------------------                     ----------------------
Name and         Fiscal Year Ended                      Other                        Restricted    LTIP     All Other
Principal Position  August 31,      Salary   Bonus   Compensation   Options/SARs  Stock Awards   Payouts  Compensation
------------------  ----------      ------   -----  --------------  ------------- ------------- --------- ------------

LINDA PERRY            2007        185,000(1)   0             0             0           0            0
PRESIDENT/CEO          2006         65,200(3)   0             0       1,500,000(5)      0            0          0

LANCER CORP.           2007        0            0       $120,000(2)         0           0            0          0
BARRINGTON             2006        0            0        $42,300(4) 1,000,000(6)        0            0          0
FLUDGATE
SECRETARY/CFO_________

(1) For the fiscal year ending August 31, 2007, Ms. Perry earned $185,000, of which $22,410 has been paid.

(2) For the fiscal year ending August 31, 2007, Lancer Corporation earned $120,000, of which $22,340 has been paid. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(3) For the fiscal year ending August 31, 2006, Ms. Perry earned $62,200, of which $1,500 has been paid.

(4) For the fiscal year ending August 31, 2006, Lancer Corporation earned $42,300 in consulting fees, of which $1,000 has been paid. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(5) For the fiscal year ended August 31, 2006, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.001 per share.

(6) For the fiscal year ended August 31, 2006, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.001 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2007.

OPTION GRANTS

     We did not grant any options to the named executive officers during the fiscal year ended August 31, 2007.

AGGREGATE OPTION/SAR EXERCISES AND YEAR END OPTIONS/SAR VALUES

     In January 2007, Linda Perry exercised 1,500,000 stock options at an exercise price of $.001 per share or $1,500 in the aggregate and Lancer Corporation exercised 1,000,000 stock options at an exercise price of $.001 or $1,000 in the aggregate. During the fiscal year ended August 31, 2007 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.


------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Name                      Value of Unexercised    Shares Acquired on      Value Realized          Number of Securities
                          In-the-Money            Exercise                                        Underlying
                          Options/SARs at                                                         Unexercised
                          Fiscal Year End ($)                                                     Options/SARs at
                                                                                                  Fiscal Year End (#)
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Linda Perry               -0-                     1,500,000               $1,500                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Barrington Fludgate       -0-                     1,000,000               $1,000                       0
------------------------- ----------------------- ----------------------- ----------------------- -----------------------

  Long Term Incentive Plan Awards

     We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2007.

  Employment Contracts, Termination of Employment, and Change-in-Control
   Arrangements

  Employment Agreement

     Effective April 24, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Perry. The Agreement is for an initial three year term and thereafter is terminable by either party upon 12 months' prior written notice. As consideration for her services, the Company has agreed to a base salary of $185,000. In addition, she was granted 5-year options to purchase 1,500,000 shares of our common stock at an exercise price of $.001 per share on April 24, 2006. Ms. Perry will also receive an additional 1,500,000 5-year options on each September 1 that the Agreement is in effect, beginning on September 1, 2007. Such options will have an exercise price equal to the market price or our common stock on the date of grant.

  Consulting Agreement

     Effective April 24, 2006, the Company entered into a consulting agreement with Lancer Corporation ("Lancer") for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The Agreement is for an initial three year term and thereafter and thereafter is terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. In addition, Lancer was granted 5-year options to purchase 1,000,000 shares of our common stock at an exercise price of $.001 per share on April 24, 2006. Lancer will also receive an additional 1,000,000 5-year options on each September 1 that the agreement is in effect, beginning on September 1, 2007. Such options will have exercise prices equal to the market price or our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer.

  Report on Repricing of Options/Sars

     During the fiscal year ended August 31, 2007 we did not adjust or amend the exercise price of any stock options or SARs.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.


Name and Address of Beneficial
Owner And/or Beneficially Own        Shares of Common Stock    percentage owned
--------------------------------------------------------------------------------
Silverlake Holdings Inc.                18,869,624                     15.88%
1040 First Avenue, Suite 190
New York, NY 10022

Linda Perry                             18,350,436                     15.44%
400 E 54th Street
Apt 28E
New York, NY 10022-51744

Lancer Corporation                      16,669,125                     14.03%
B J Fludgate, 30 Anderson Rd
Pawling, NY 12564-2412

All Directors and Executive
Officers as a Group (2 persons)         53,889,185                     45.35%
_________________________________________________


Item 12. Certain Relationships and Related Transactions

     Effective April 24, 2006 we entered into a Consulting Agreement with Lancer for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The agreement is for an initial three year term and thereafter is terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. In addition, Lancer was granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.001 per share on April 24, 2006. Lancer will receive an additional 1,000,000 5-year options each September 1 that the agreement is in effect, beginning September 1, 2007. Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer.

Item 13. Exhibits

     The following Exhibits are being filed with this Annual Report on Form 10-KSB:

Exhibit
Number             Description
------            -----------------

 3.1(1)           Articles of Incorporation of the Registrant, as amended.

 3.2(1)           By-laws of the Registrant, as amended.

 4.1(2)           Debenture issued to Silverlake Holdings, Inc. dated September
                  23, 2004.

10.3(4) Share Exchange Agreement, dated March 20, 2007, by and among the Company, Atlantic Network Holdings Limited, New
                  Media Television (Europe) Limited and the Outside Stockholders Listed on Exhibit A Thereto.

14.1(3)           Code of Ethics

21.1(3)           Subsidiaries of the Registrant

31.1*             Section 302 Certification of Chief Executive Officer

31.2*             Section 302 Certification of Chief Accounting Officer

32.1*             Section 906 Certification of Chief Executive Officer

32.2*             Section 905 Certification of Chief Accounting Officer



------------
(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K Filed with the Commission on October 6, 2004.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004. (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 21, 2007.
* Filed herewith

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2007 and 2006 are set forth in the table below:


                                August 31, 2007     August 31, 2006
                                ---------------     ---------------
        Audit Fees(1)           $        25,500     $     17,000

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

Date:  December 12, 2007                                 RTG VENTURES, INC.

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

December 12, 2007       /s/Linda Perry
                           -----------
                           Linda Perry, President and Chief Executive Officer (Principal Executive Officer)


December 12, 2007       /s/ Barrington Fludgate
                            -------------------
                            Barrington Fludgate, Chief Financial Officer
                            (Principal Accounting Officer)