Form 10QSB
period 2007-11-30
RTG VENTURES INC
filed 2008-01-09
CIK 1127475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended: November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,818,885 shares of Common Stock, par value $.001 per share, as of December 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                               RTG VENTURES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2007



                                      INDEX



PART I.  FINANCIAL INFORMATION

         Consolidated Financial Statements (Unaudited)

            Balance Sheet..................................................3

            Statements of Operations.......................................4

            Statement of Stockholders' Deficit.............................5

            Statements of Cash Flows.......................................6

            Notes to Financial Statements..................................7

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                November 30, 2007



                                     ASSETS

CURRENT ASSETS - CASH                                          $          342
                                                               ---------------

          TOTAL  ASSETS                                        $          342
                                                               ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     (Accounts payable and accrued expenses                    $      536,010
      Loans payable                                                   129,940
                                                               ---------------
          TOTAL CURRENT LIABILITIES                                   665,950

STOCKHOLDERS' DEFICIT
      Preferred stock, par value $.001; authorized
       2,000,000 shares, issued - none
      Common stock, par value $.001; authorized
       200,000,000 shares; issued and outstanding
       118,818,885 shares                                             118,819
      Additional paid in capital                                    4,564,310
      Deficit accumulated during development stage                 (5,348,737)
                                                               ---------------
          TOTAL STOCKHOLDERS' DEFICIT                                (665,608)
                                                               ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $          342
                                                               ===============











           See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                         (A Developmental Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                        Cumulative
                                           Three months ended November 30,          From July 17, 2000
                                        ---------------------------------------         (Inception)
                                              2007                 2006            To November 30, 2007
                                        -----------------   -------------------    ---------------------

REVENUES                                $              -    $                -     $                  -
                                        -----------------   -------------------    ---------------------

COSTS AND EXPENSES:
     General and administrative                  127,364                78,250                3,936,555
     Impairment of intangibles                         -                     -                   26,475
     Interest expense                                  -                     -                  897,000
     Merger and acquisition costs                      -                     -                  634,751
                                        -----------------   -------------------    ---------------------
         TOTAL COSTS AND EXPENSES                127,364                78,250                5,494,781

OTHER INCOME                                           -                     -                  146,044
                                        -----------------   -------------------    ---------------------

NET LOSS                                $       (127,364)   $          (78,250)    $         (5,348,737)
                                        =================   ===================    =====================

NET LOSS PER SHARE:
     Basic and Diluted                  $          (0.00)   $            (0.00)
                                        =================   ===================

WEIGHTED AVERAGE NUMBER OF SHARES:
     Basic and Diluted                       118,818,885           106,318,885
                                        =================   ===================




















                 See notes to consolidated financial statements.

                         RTG VENTURES INC AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                                                 Common Stock           Additional        During         Total
                                                        ----------------------------     Paid-in       Development    Stockholders'
                                                           Shares         Amount         Capital         Stage          Deficit
                                                        --------------  ------------   ------------  --------------  --------------

Balance,  July 17, 2000 to May 31,  2002                    5,208,000  $      5,208  $           -  $            -  $        5,208
    Issuance of common stock for services                     500,000           500              -               -             500
    Reverse acquisition of RTG                             22,750,000        22,750         84,656               -         107,406
    Shares issued for certain intangible rights             3,725,000         3,725              -               -           3,725
    Value of stock options / warrants issued                        -             -          4,500               -           4,500
    Exchange of MJWC pre-merger shares
      for shares in the company                              (500,000)         (500)             -               -            (500)
    Net loss                                                        -             -              -        (786,573)       (786,573)
                                                        --------------  ------------   ------------  --------------  --------------
Balance,  May 31, 2003                                     31,683,000        31,683         89,156        (786,573)       (665,734)

    Issuance of common stock for services                     450,000           450          4,050               -           4,500
    Net loss                                                        -             -              -        (227,500)       (227,500)
                                                        --------------  ------------   ------------  --------------  --------------
Balance,  August 31, 2003                                  32,133,000        32,133         93,206      (1,014,073)       (888,734)

    Issuance of common stock for services                     500,000           500        239,500               -         240,000
    Shares issued for exercise of options and warrants      3,500,000         3,500        611,500               -         615,000
    Value of stock options issued                                   -             -      1,078,000               -       1,078,000
    Shares issued for payment of accounts
      payable and services                                  2,100,000         2,100        634,900               -         637,000
    Net loss                                                        -             -              -      (2,435,303)     (2,435,303)
                                                        --------------  ------------   ------------  --------------  --------------
Balance,  August 31, 2004                                  38,233,000        38,233      2,657,106      (3,449,376)       (754,037)

    Capital contribution                                            -             -         13,500               -          13,500
    Shares issued for payment of
      accounts payable  and services                       65,935,885        65,936      1,037,781               -       1,103,717
    Shares cancelled                                         (300,000)         (300)       (89,700)              -         (90,000)
    Shares issued for exercise of options and warrants      2,450,000         2,450         58,000               -          60,450
    Interest expense                                                -             -        100,000               -         100,000
    Net loss                                                        -             -              -        (618,697)       (618,697)
                                                        --------------  ------------   ------------  --------------  --------------
Balance, August 31, 2005                                  106,318,885       106,319      3,776,687      (4,068,073)       (185,067)

    Capital contribution                                            -             -          8,000               -           8,000
    Value of stock options granted                                  -             -          6,123               -           6,123
    Net loss                                                        -             -              -        (133,836)       (133,836)
                                                        --------------  ------------   ------------  --------------  --------------
Balance, August 31, 2006                                  106,318,885       106,319      3,790,810      (4,201,909)       (304,780)

    Shares issued for payment of interest expense                   -             -        650,000               -         650,000
    Shares issued for exercise of options                   2,500,000         2,500              -               -           2,500
    Shares issued for conversion of debentures             10,000,000        10,000         90,000               -         100,000
    Net loss                                                        -             -              -      (1,019,464)     (1,019,464)
                                                        --------------  ------------   ------------  --------------  --------------
Balance, August 31, 2007                                  118,818,885       118,819      4,530,810      (5,221,373)       (571,744)

    Value of stock options granted                                  -             -         33,500               -          33,500
    Net loss                                                        -             -              -        (127,364)       (127,364)
                                                        --------------  ------------   ------------  --------------  --------------
Balance, November 30, 2007                                118,818,885   $   118,819    $ 4,564,310   $  (5,348,737)  $    (665,608)
                                                        ==============  ============   ============  ==============  ==============




                 See notes to consolidated financial statements.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Cumulative
                                                          Three months ended November 30,      From July 17, 2000
                                                       ------------------------------------        (Inception)
                                                            2007               2006           To November 30, 2007
                                                       ---------------   ------------------   ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $     (127,364)   $         (78,250)   $          (5,348,737)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Non-cash compensation                               33,500                                     2,242,123
           Impairment of intangibles                                -                    -                   26,475
           Interest Expense                                         -                    -                  750,000
           Other income                                             -                    -                 (146,044)
    Changes in assets and liabilities:
        Notes receivable                                            -                    -                   88,178
        Refundable income taxes                                     -                    -                    2,257
        Accounts payable and accrued expenses                  93,864               78,250                2,134,650
                                                       ---------------   ------------------   ----------------------
           Total adjustments                                  127,364               78,250                5,097,639
                                                       ---------------   ------------------   ----------------------

NET CASH USED IN OPERATING ACTIVITIES                               -                    -                 (251,098)
                                                       ---------------   ------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loan payable                                      -                    -                  229,940
    Capital contribution                                            -                    -                   21,500
                                                       ---------------   ------------------   ----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           -                    -                  251,440
                                                       ---------------   ------------------   ----------------------

INCREASE IN CASH                                                    -                    -                      342

CASH - BEGINNING OF PERIOD                                        342                    -                        -
                                                       ---------------   ------------------   ----------------------

CASH - END OF PERIOD                                   $          342    $               -    $                 342
                                                       ===============   ==================   ======================

CASH PAID FOR :
    Interest                                           $            -    $               -    $                   -
                                                       ===============   ==================   ======================
    Taxes                                              $            -    $               -    $                   -
                                                       ===============   ==================   ======================

Supplemental Cash Flow Information:
    Non-Cash Investing and Financing Activities
        Common stock issued for payment of accounts
           and loans payable                           $            -    $               -    $           1,525,217
                                                       ===============   ==================   ======================
        Proceeds from exercise of option and warrants
           offset in  payment of accounts payable      $            -    $               -    $             677,950
                                                       ===============   ==================   ======================
        Acquisition of intangibles for common stock    $            -    $               -    $              26,475
                                                       ===============   ==================   ======================




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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share are not shown as the effect is anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and notes payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Stock Based Compensation

The Company has adopted FASB Statement of Financial Accounting Standard ("SFAS").123R "Share Based Payment." This statement is a revision of SFAS 123, and supercedes APB Opinion 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SBP awards result in a charge to operations that will be measured at fair value on the grant date, based on the estimated number of awards expected to vest over the service period.

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

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through November 30, 2007 of approximately $5,348,000 and had negative working capital at November 30, 2007 of approximately $666,000. The Company incurred a net loss for the three months ended November 30, 2007 of approximately $127,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and
(2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2007 accounts payable and accrued expenses consisted of the following:

                      Trade payables                  $         55,082
                      Officers compensation                    441,513
                      Professional fees                         39,415
                                                      -----------------
                                                      $        536,010
                                                      =================

NOTE 6 - STOCK OPTIONS

On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500 as reported in the financial statements at November 30, 2007. The Black -Scholes option valuation model was used to estimate the fair value of the options granted in September 1, 2007. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Principal assumptions used in applying the Black-Scholes model for options granted on September 1, 2007:

         Exercise price                              $ .017
         Market price                                $ .017
         Risk-free interest rate                     4.25 %
         Expected life in years                      1 year
         Expected volatility                          276 %

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - LITIGATION

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

NOTE 8 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted the officers stock options to purchase a combined total of 2,500,000 common shares at a price of $.001 per share. The options vested immediately and were to expire in April 2009. The options were exercised in full on January 30, 2007.

                        RTG VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - EMPLOYMENT AND CONSULTING AGREEMENTS (continued)

Additional options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, starting in 2007. Such options will be granted at market prices and expire five years after the grant date.

Note 9 - SHARE EXCHANGE AGREEMENT

In December 2007 the Company entered into an Amendment to Share Exchange Agreement with Atlantic Network Holdings, Ltd, New Media TV Limited, both non U.S entities, and certain unaffiliated shareholders, whereby all of the above entities shares would be exchanged for 127,305,945 common shares of the Company. As of November 30, 2007 the acquirer had advanced $129,940 to the Company in anticipation of the completion of the pending transaction.

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

We have financed our activity to date from sales of debentures and loans from shareholders and officers. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2007 contains an explanatory paragraph regarding our ability to continue as a going concern.

As reported in our Current Report on Form 8-K/A filed with the Commission on December 21, 2007, on December 20, 2007, we entered into an Amendment to Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares ("ANHL"), New Media Television (Europe) Limited, a United Kingdom private company limited by shares and a majority owned subsidiary of ANHL ("NMTV"), and certain outside shareholders of NMTV (the "Amendment") which amended the terms of a Share Exchange Agreement previously entered into by the parties.

As was previously reported in our Current Report on Form 8-K filed with the Commission on March 21, 2007, on March 20, 2007 we entered into a Share Exchange Agreement with ANHL, NMTV and certain outside shareholders of NMTV (the "Exchange Agreement") pursuant to which ANHL and the outside shareholders of NMTV agreed to exchange all of their shares in NMTV for a 90% equity interest in the Company, NMTV would become a wholly-owned subsidiary of the Company and ANHL would own an approximate 80% interest in the Company.

As modified by the Amendment, the Exchange Agreement now provides for ANHL and the outside shareholders of NMTV to receive a 75% equity interest in the Company and ANHL will own an approximate 65% interest in the Company.

In addition, certain other provisions of the Exchange Agreement have been modified to reflect an agreement by ANHL to transfer to NMTV prior to closing of all of the issued and outstanding shares of Ecommercenet Limited and its subsidiaries (collectively, "Ecommercenet). Ecommercenet has developed an internet payment and financial transaction processing system geared toward online media purchases, which is anticipated to be operated in tandem with NMTV's online media business.

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

                                                RTG VENTURES, INC.

            Date: January 9, 2008            By: /s/ Linda Perry
                                                 ----------------------------
                                                 Linda Perry, Chief Executive
                                                 Officer

            Date: January 9, 2008            By: /s/ Barrington Fludgate
                                                 ----------------------------
                                                 Barrington Fludgate, Chief
                                                 Financial Officer