Form 10QSB
period 2008-02-29
RTG VENTURES INC
filed 2008-04-15
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,818,885 shares of Common Stock, par value $.001 per share, as of April 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

RTG VENTURES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008

INDEX

PART I.	FINANCIAL INFORMATION
	Consolidated Financial Statements (Unaudited)
	Balance Sheet	3
	Statements of Operations	4
	Statement of Stockholders' Deficit	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7

RTG VENTURES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEET (Unaudited)

February 29, 2008

ASSETS

CURRENT ASSETS - CASH	$342

TOTAL ASSETS	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$653,854
Loans payable	129,940
TOTAL CURRENT LIABILITIES	783,794

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none
Common stock, par value $.001; authorized 200,000,000 shares;	118,819
issued and outstanding 118,818,885 shares
Additional paid in capital	4,564,310
Deficit accumulated during development stage	(5,466,581)
TOTAL STOCKHOLDERS' DEFICIT	(783,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$342

See notes to consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From July 17, 2000
	Three months ended February 29,		Six Months Ended February 29,		(Inception)
	2008	2007	2008	2007	February 29, 2008

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	117,844	92,727	245,208	170,977	4,054,399
Impairment of intangibles	-	-	-	-	26,475
Interest expense	-	650,000	-	650,000	897,000
Merger and acquisition costs	-	-	-	-	634,751
TOTAL COSTS AND EXPENSES	117,844	742,727	245,208	820,977	5,612,625

OTHER INCOME	-	(6,629)	-	(6,629)	(146,044)

NET LOSS	$(117,844)	$(736,098)	$(245,208)	$(814,348)	$(5,466,581)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	118,818,885	110,485,550	118,818,885	108,412,218

See notes to consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			From July 17, 2000
	Six Months Ended February 29,		(Inception)
	2008	2007	To February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(245,208)	$(814,348)	$(5,466,581)
Adjustments to reconcile net loss to
net cash used in operating activities:
Non-cash compensation	33,500		2,242,123
Impairment of intangibles	-	-	26,475
Interest Expense	-	650,000	750,000
Other income	-	(6,629)	(146,044)
Changes in assets and liabilities:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	211,708	126,500	2,252,494
Total adjustments	245,208	769,871	5,215,483

NET CASH USED IN OPERATING ACTIVITIES	-	(44,477)	(251,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	44,960	229,940
Capital contribution	-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	44,960	251,440

INCREASE IN CASH	-	483	342

CASH - BEGINNING OF PERIOD	342	-	-

CASH - END OF PERIOD	$342	$483	$342

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Common stock issued for payment of accounts and loans payable	$-	$750,000	$1,525,217
Proceeds from exercise of option and warrants
offset in payment of accounts payable	$-	$2,500	$677,950
Acquisition of intangibles for common stock	$-	$-	$26,475

See notes to consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares
for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)

Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)

Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts
payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)

Capital contribution	-	-	13,500	-	13,500
Shares issued for payment of
accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrants	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)

Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)

Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)

Value of stock options granted	-	-	33,500	-	33,500
Net loss	-	-	-	(245,208)	(245,208)
Balance, February 29, 2008	118,818,885	$118,819	$4,564,310	$(5,466,581)	$(783,452)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary MJWC, Inc. All significant inter-company transactions have been eliminated.

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

Stock Based Compensation

The Company has adopted FASB Statement of Financial Accounting Standard ("SFAS").123R "Share Based Payment." This statement is a revision of SFAS 123,and supersedes APB Opinion 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SBP awards result in a charge to operations that will be measured at fair value on the grant date, based on the estimated number of awards expected to vest over the service period.

     RTG VENTURES, INC. AND SUBSIDIARY

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

  Recognized financial assets and financial liabilities except:

  An investment in a subsidiary that the entity is required to consolidate

  An interest in a variable interest entity that the entity is required to consolidate

     RTG VENTURES, INC. AND SUBSIDIARY

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

  Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share- Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

  Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

  Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

  Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

  Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

  Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

  Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

     RTG VENTURES, INC. AND SUBSIDIARY

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued) The fair value option:

  May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

  Is irrevocable (unless a new election date occurs)

  Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). Management believes this statement will have no impact on the financial statements of the Company once adopted.

The financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (R) (revised 2007), Business Combinations, and No. 160,Noncontrolling Interests in Consolidated Financial Statements.Statement 141(requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

     RTG VENTURES, INC. AND SUBSIDIARY

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through February 29, 2008 of approximately $5,467,000 and had negative working capital at February 29, 2008 of approximately $783,000. The Company incurred a net loss for the six months ended February 29, 2008 of approximately $245,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 29, 2009 accounts payable and accrued expenses consisted of the following:

Trade payables	$69,701
Officers compensation	517,763
Professional fees	66,390
$653,854

     RTG VENTURES, INC. AND SUBSIDIARY

 (A Development Stage Company)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - STOCK OPTIONS

On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500 as reported in the financial statements at November 30, 2007. The Black-Scholes option valuation model was used to estimate the fair value of the options granted in September 1, 2007. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

Principal assumptions used in applying the Black-Scholes model for options granted on September 1, 2007:

Exercise price	$ .017
Market price	$ .017
Risk-free interest rate	4.25
Expected life in years	1 year
Expected volatility	276

NOTE 6 - EMPLOYMENT AND CONSULTING AGREEMENTS

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

In September, 2007 additional options to purchase 2,500,000 common shares were granted to the officers of the Company These options were granted at the market value at the date of grant, vested immediately and were to expire five years from date of grant.

Note 7 - SHARE EXCHANGE AGREEMENT

In December 2007 the Company entered into an Amendment to Share Exchange Agreement with Atlantic Network Holdings, Ltd, New Media TV Limited, both non U.S entities, and certain unaffiliated shareholders, whereby all of the above entities shares would be exchanged for 127,305,945 common shares of the Company. As of February 29, 2008 the acquirer had advanced $129,940 to the Company in anticipation of the completion of the pending transaction.

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

RTG VENTURES, INC.

Date: April 15, 2008	By: /s/ Linda Perry
Linda Perry, Chief Executive
Officer

Date: April 15, 2008	By: /s/ Barrington Fludgate
Barrington Fludgate, Chief
Financial Officer