Form 10-Q
period 2008-05-31
RTG VENTURES INC
filed 2008-07-14
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: May 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 118,818,885 shares of Common Stock, par value $.001 per share, as of July 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

RTG VENTURES, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
		August 31, 2007

	May 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS - CASH	$342	$342

TOTAL ASSETS	$342	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$746,793	$442,146
Loans payable	129,940	129,940
TOTAL CURRENT LIABILITIES	876,733	572,086

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001;authorized 2,000,000 shares, issued - none
Common stock, par value $.001; authorized 200,000,000 shares;
issued and outstanding 118,818,885 shares	118,819	118,819
Additional paid in capital	4,564,310	4,530,810
Deficit accumulated during development stage	(5,559,520)	(5,221,373)
TOTAL STOCKHOLDERS' DEFICIT	(876,391)	(571,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$342	$342

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					From July 17, 2000
	Three Months ended May 31,		Nine Months Ended May 31,		(Inception) to
	2008	2007	2008	2007	May 31, 2008

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	92,939	129,894	338,147	300,871	4,147,338
Impairment of intangibles	-	-	-	-	26,475
Interest expense	-	-	-	650,000	897,000
Merger and acquisition costs	-	-	-	-	634,751
TOTAL COSTS AND EXPENSES	92,939	129,894	338,147	950,871	5,705,564

OTHER INCOME	-	-	-	(6,629)	(146,044)

NET LOSS	$(92,939)	$(129,894)	$(338,147)	$(944,242)	$(5,559,520)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	118,818,885	118,818,885	118,818,885	113,263,329

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative From July 17, 2000 (Inception) To May 31, 2008

	Nine Months Ended May 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,147)	$(944,242)	$(5,559,520)
Adjustments to reconcile net loss to
net cash used in operating activities:
Non-cash compensation	33,500		2,242,123
Impairment of intangibles	-	-	26,475
Interest Expense	-	650,000	750,000
Other income	-	(6,629)	(146,044)
Changes in assets and liabilities:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	304,647	204,750	2,345,433
Total adjustments	338,147	848,121	5,308,422

NET CASH USED IN OPERATING ACTIVITIES	-	(96,121)	(251,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	96,604	229,940
Capital contribution	-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	96,604	251,440

INCREASE IN CASH	-	483	342

CASH - BEGINNING OF PERIOD	342	-	-

CASH - END OF PERIOD	$342	$483	$342

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Common stock issued for payment of accounts and loans payable	$-	$750,000	$1,525,217
Proceeds from exercise of option and warrants
offset in payment of accounts payable	$-	$2,500	$677,950
Acquisition of intangibles for common stock	$-	$-	$26,475

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
				Deficit Accumulated During Development Stage
			Additional Paid-in Capital		Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares
for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)

Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)

Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts
payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)

Capital contribution	-	-	13,500	-	13,500
Shares issued for payment of
accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrants	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)

Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)

Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)

Value of stock options granted	-	-	33,500	-	33,500
Net loss	-	-	-	(338,147)	(338,147)
Balance, May 31, 2008 (Unaudited)	118,818,885	$118,819	$4,564,310	$(5,559,520)	$(876,391)

See notes to unaudited consolidated financial statements.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, account standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through May 31, 2008 of approximately $5,559,000 and had negative working capital at May 31, 2008 of approximately $875,000. The Company incurred a net loss for the nine months ended May 31, 2008 of approximately $338,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2008 accounts payable and accrued expenses consisted of the following:

Trade payables	$80,658
Officers compensation	594,015
Professional fees	72,120
$746,793

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

Principal assumptions used in applying the Black-Scholes model for options granted on September 1, 2007:

Exercise price	$.017
Market price	$.017
Risk-free interest rate	4.25
Expected life in years	1 year
Expected volatility	276

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

RTG VENTURES, INC. AND SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - SHARE EXCHANGE AGREEMENT

In December 2007 the Company entered into an Amendment to Share Exchange Agreement with Atlantic Network Holdings, Ltd, New Media TV Limited, both non U.S entities, and certain unaffiliated shareholders, whereby all of the above entities shares would be exchanged for 127,305,945 common shares of the Company. As of May 31, 2008 the acquirer had advanced $129,940 to the Company in anticipation of the completion of the pending transaction. As of July 2008, the transaction remained pending.

Note 8 - SUBSEQUENT EVENT

On July 14, 2008, the Company issued a note payable totaling $25,000. The note is due on or before September 30, 2008 in the amount of $37,500.

Item 2. Management's Discussion and Analysis or Plan of Operations

Cautionary Factors That May Affect Future Results

This Current Report on Form 10-Q and other written reports and oral statements made from time to time by the Company may contain predictive statements, all of which are subject to risks and uncertainties. One can identify these predictive statements by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company's growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's predictive statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No predictive statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any predictive statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. In various filings the Company has identified important factors that could cause actual results to differ from expected or historic results. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete list of all potential risks or uncertainties.

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

On July 14, 2008, the Company issued a note payable totaling $25,000. The note is due on or before September 30, 2008 in the amount of $37,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 4T. CONTROLS AND PROCEDURES

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

PART II

Item 1. LEGAL PROCEEDINGS None. Item 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended May 31, 2008 the Company did not sell any stock nor repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

16

Item 6.  EXHIBITS

Exhibit #   Description

31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 302 Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 302 Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: July 14, 2008	By: /s/ Linda Perry Linda Perry,
Chief Executive Officer

Date: July 14, 2008	By: /s/ Barrington Fludgate Barrington Fludgate,
Chief Financial Officer