Form 10-K
period 2008-08-31
RTG VENTURES INC
filed 2009-01-14
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2008

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

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [ ]  No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:        123,818,885
    (Class)            (Outstanding as of December 15, 2008)

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K
For the Fiscal Year Ended August 31, 2008

TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of RTG VENTURES, INC. (“we”, “us”, “our” or the “Registrant” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this annual report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

On August 12, 2005 we amended our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 200,000,000 shares of common stock and 2,000,000 shares of preferred stock.

We are currently a "shell" corporation with no operations and no significant assets.  On March 20, 2007, we entered into a Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares, New Media Television (Europe) Limited, a United Kingdom private company limited by shares and certain outside stockholders listed on Exhibit A thereto, pursuant to which we have agreed to issue an aggregate of 1,273,059 shares of our preferred stock to the stockholders of New Media Television (Europe) Limited in exchange for all of the outstanding capital shares of New Media Television(Europe) Limited. The closing of the transactions under the Share Exchange Agreement is subject to the fulfillment of certain conditions, including our filing all reports required under the  Securities Exchange Act of 1934, as amended, (the "Exchange Act") to the date of closing. In addition, the Company has agreed that there will be no more than 42,435,315 shares of common stock outstanding immediately prior to closing.  No assurance can be given that the transaction will be completed.

Sales and Marketing

We currently do not engage in any sales or marketing efforts as we currently have no operations.

Research and Development

Since our inception, we have not engaged in any research and development activities.

Employees

We currently have one full-time employee.

Item 1A. Risk Factors In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Associated with Our Business and the Share Exchange Agreement (“Agreement”) with Atlantic Network Holdings Limited (“ANHL”)

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended August 31, 2008, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless and until we close the Agreement to acquire New Media Television (Europe) Limited (“NMTV”).

Since July 17, 2000 (inception), and as of August 31, 2008, we had incurred a net loss of $5,611,446. Because we do not anticipate having any revenues until such time as we consummate the Agreement, we are likely to incur a net operating loss that will increase continuously until we are able to close the transaction. There can be no assurance, however, that we will be able to close the Agreement or, alternatively, to identify a suitable enterprise in this regard and consummate a business combination, either eventually or at all.

Our business is difficult to evaluate because we have no operating history.

Because we are a development-stage company with no operating history or revenue and only minimal assets, meaningfully evaluating our prospects is uniquely challenging. Until such time that we close the Agreement, prospective investors will not have the benefit of being able to assess future operating performance on the basis of historical operating performance.

It should not be assumed that the Share Exchange Agreement will be consummated.

Among other conditions, consummation of the “Agreement” is subject to the preparation and filing, and the causing to be declared effective by the SEC, covering the issuance by us of the Preferred Shares to shareholders (“Exchanging Shareholders”) mentioned in the Agreement,. Further, in accordance with its terms, the Agreement may only be terminated by Exchanging Shareholders if we breach any representation, warranty, covenant or agreement on our part contained in the Agreement. There can be no assurance that all of the conditions to closing will be satisfied or that events will occur that will give rise to a justified termination of the Merger Agreement on the part of NMTV prior to closing. In the event that some or all of the conditions to closing are not satisfied, or that events occur that give rise to a justified termination of the Agreement on the part of the Company prior to closing, the Agreement may not be consummated.

If the Agreement is consummated, we will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

If the agreement is consummated, one of the Conditions of Closing is working capital of a minimum of $685,000 which will be utilized to cover the infrastructure costs of a public company regulatory and investor awareness programs during the first year following the Share Exchange with ANHL. Thereafter, we will likely need to raise substantial additional capital in fiscal years 2009 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations. We may also need to raise funds in order to respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. We cannot assure you that any such financing will be available to us in the future on acceptable terms or at all. If the Agreement is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among

•	Pursue new development projects
•	Maintain our general and administrative expenses at required levels, including the hiring and training of personnel;
•	Develop and expand our operations and business infrastructure; or
•	Respond to competitive pressures or unanticipated capital requirements.

However, the funding for the intended venture has been private, and we would expect that to be the first approach followed in the short and medium term going forward.

If the Agreement is consummated, our business model and strategies may have to change from time to time in the pursuit of profitability.

If the Agreement is consummated, we will still be a company in an early stage of development. Despite the fact that our proposed business strategies in such event will incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If the Agreement is consummated and we are unable to develop or implement any such model or strategies through our projects and our technology, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its sustainability nor its level.

Our stockholders will have a minority voting interest in the Company following the closing of the Agreement.

Upon closing the Agreement our stockholders would own than 25% of the voting shares of the Company. The stockholders of the acquired company would therefore be able to control the election of our board of directors and effectively control our Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently do not own or lease any real property.  Our executive offices are located at c/o Paykin, Mahon, Rooney & Krieg, LLP, 185 Madison Avenue, New York, NY 10016. We do not pay rent for our executive offices.  We believe that our current offices are sufficient for our immediate and near-term needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year Ended August 31, 2007:	High Bid	Low Bid
First Quarter	$0.005	$0.004
Second Quarter	$0.049	$0.035
Third Quarter	$0.085	$0.025
Fourth Quarter	$0.060	$0.010

Year Ended August 31, 2008:	High Bid	Low Bid
First Quarter	$0.055	$0.013
Second Quarter	$0.060	$0.018
Third Quarter	$0.058	$0.020
Fourth Quarter	$0.040	$0.016

The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 15, 2008 was $0.015 per share.  As of December 15, 2008, there were approximately 100 holders of record of our common stock.

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2008.

Recent Sales of Unregistered Securities

In November 2008, we issued an aggregate of 5,000,000 shares of common stock to our directors and executive officers upon the exercise of options previously granted to such individuals (September 2007 and September 2008). The Company received a total of $127,500 as consideration for such exercise. We relied upon the exemption form registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

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

Item 6. Selected Financial Data

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

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

On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction is subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. In addition, the Company has agreed that there will be no more than 42,435,315 shares of its common stock outstanding at closing. No assurance can be given that the transaction will be completed.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at August 31, 2008 we had an accumulated deficit of $5,611,446. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. The fair value option:

·	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
·	Is irrevocable (unless a new election date occurs)
·	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;

c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

d)
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e)	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
f)
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning November 30, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Significant Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors payable for services performed during the reporting period. Actual results may differ from these estimates and assumptions.

Critical Accounting Policies

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc (a development stage company), as of August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2008 and 2007 and for the period July 17, 2000 (inception) to August 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. (a development stage company) as of August 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended August 31, 2008 and 2007, and the period from July 17, 2000 (inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc.  (a development stage company), will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2008 of approximately $5,611,000. The Company incurred a net loss for the year ended August 31, 2008 of approximately $390,000 and has negative working capital at August 31, 2008 of approximately $798,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP.
Certified Public Accountants

New York, New York
January 2, 2008

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	August 31,
	2008	2007
ASSETS

CURRENT ASSETS - CASH	$70	$342

TOTAL	$70	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$773,447	$442,146
Loans payable	-	129,940
Notes payable	25,000	-

TOTAL CURRENT LIABILITIES	798,447	572,086

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000
shares; issued and outstanding 118,818,885 shares	118,819	118,819
Additional paid in capital	4,694,250	4,530,810
Deficit accumulated during development stage	(5,611,446)	(5,221,373)

TOTAL STOCKHOLDERS' DEFICIT	(798,377)	(571,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70	$342

See accompanying notes to consolidated financial statements

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From July 17, 2000
	Year ended August 31,		(Inception)
	2008	2007	To August 31, 2008

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	417,359	376,093	4,226,550
Impairment of intangibles	-	-	26,475
Interest expense	7,500	650,000	904,500
Merger and acquisition costs	-	-	634,751

LOSS BEFORE OTHER INCOME	(424,859)	(1,026,093)	(5,792,276)

OTHER INCOME – FORGIVENESS OF DEBT	34,786	6,629	180,830

NET LOSS	$(390,073)	$(1,019,464)	$(5,611,446)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	118,818,885	113,610,552

See accompanying notes to consolidated financial statements

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
		(Restated)
Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208

Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)

Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)

Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)

Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)

Capital contribution	-	-	8,000	-	8,000
Value of stock options granted			6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)

Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss				(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)

Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	$118,819	$4,694,250	$(5,611,446)	$(798,377)

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative From
	Year ended August 31,		July 17, 2000 (Inception)
	2008	2007	To August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(390,073)	$(1,019,464)	$(5,609,563)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	33,500	-	2,242,123
Impairment of intangibles	-	-	26,475
Shares issued in payment of interest expense	-	650,000	750,000
Other income	-	(6,629)	(146,044)
Changes in assets and liabilities:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	323,801	246,495	2,364,587
Accrued interest	7,500	-	5,617
Total adjustments	364,801	889,866	5,333,193

NET CASH USED IN OPERATING ACTIVITIES	(25,272)	(129,598)	(276,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan/note payable	25,000	129,940	254,940
Capital contribution	-	-	21,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,000	129,940	276,440

INCREASE (DECREASE) IN CASH	(272)	342	70

CASH - BEGINNING OF PERIOD	342	-	-

CASH - END OF PERIOD	$70	$342	$70

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable	$129,940	$-	$-
Common stock issued for payment of accounts payable and loans payable	$-	$750,000	$1,525,217
Proceeds from exercise of option and warrants offset in payment of accounts payable	$-	$2,500	$677,950
Acquisition of intangibles for common stock	$-	$-	$26,475

See accompanying notes to consolidated financial statements

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

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at August 31, 2008 for fiscal year ended August 31, 2007, 2,500,000 stock options were outstanding.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and loans payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with SFAS 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“SFAS 123R”). SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. The fair value option:

·	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
·	Is irrevocable (unless a new election date occurs)
·	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;
c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

d)
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e)	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
f)
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning November 30, 2008. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2008 of $5,611,446 and had negative working capital at August 31, 2008 of $798,377. The Company incurred a net loss for the year ended August 31, 2008 of $390,073. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In July 2008, the Company issued a note for $25,000. The note was payable on September 30, 2008 and is currently in default. Accrued interest totaled $12,500 on September 30, 2008 and will continue to accrue interest and penalties of $100 per day until the note is satisfied.

In September 2004 the Company issued an interest free $60,000 convertible debenture which was convertible into 6,000,000 common shares at $.01 per share. In December 2004 the Company issued a similar $40,000 debenture, convertible into 4,000,000 common shares. A value of 100,000 was attributed to the beneficial conversion of the notes and was amortized as interest expense during the year ended August 31, 2005. On January 30, 2007, the Company issued 10,000,000 shares to the debenture holder, having a market value of $.075 per share, in full settlement of the outstanding debentures payable. The excess market value of the shares over the note payable ($650,000) was charged to interest expense and credited to paid-in-capital.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At August 31, 2008 and 2007 accounts payable and accrued expenses consisted of the following:

	2008	2007
Trade payables	$41,704	$45,663
Professional fees	68,978	31,220
Officers compensation	655,265	365,263
Total	$773,447	$442,146

NOTE 6 - LOANS PAYABLE

At August 31, 2007 certain merger participants advanced $129,940 to the Company in anticipation of the completion of the pending transaction. The capital infusion was intended to facilitate the merger and was stated as non-refundable in the Amendment to the Share Exchange Agreement filed on December 21, 2007. This has been accounted for as an adjustment to additional paid in capital by the Company. No shares of the Company's common stock were exchanged as consideration for this transaction.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK

On January 30, 2007 a total of 2,500,000 common shares were issued to the aforementioned officers upon exercise of their options for a total consideration of $2,500.The Company concurrently issued 10,000,000 common shares to the debenture holder as full payment of the outstanding payable. See note 4.

In November 2008, Linda Perry an officer of the Company, exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation a related party exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. These amounts were offset against officer compensation. During the fiscal year ended August 31, 2008 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

NOTE 8 - STOCK OPTIONS

On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500 as reported in the financial statements at November 30, 2007. The Black - Scholes option valuation model was used to estimate the fair value of the options granted in September 1, 2007. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the option granted. Options issued under the Company`s option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model for options granted along with the result from the model were as follows:

Exercise price	$ 0.017
Market price	$ 0.017
Risk-free interest rate	4.25%
Expected life in years	1 year
Expected volatility	276%

2,500,000 options to management and directors were outstanding as of August 31, 2008, which were exercised in November 2008.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standard No.109, "Accounting for Income Taxes" ("SFAS109"). This standard requires recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2008 and 2007, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

	Year Ended August 31,
	2008	2007
Benefit computed at statutory rate	$(133,000)	$(319,000)
State tax (benefit), net of federal affect	(16,000)	(38,000)
Permanent difference	13,000	319,000
Increase in valuation allowance	136,000	38,000

Net income tax benefit	$-	$-

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $1,310,000 at August 31, 2008 which expire variously through 2028. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

Tax benefit of net operating loss carry-forward	$498,000
Accrued officer compensation	249,000
Valuation allowance	(747,000)

Net deferred tax asset	$-

NOTE 10 - LITIGATION

No such items noted

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

On April 29, 2008, the Company entered into a consulting agreement with Midwest Stock Consulting, LLC.  Per the term of the agreement the Company engaged Midwest Stock Consulting LLC to provide investor relation services.

NOTE 12 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of  December, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of August 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

There are no items requiring disclosure hereunder.

PART III MANAGEMENT

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2008, with respect to our directors and executive officers.

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

Name	Age	Position
Linda Perry	48	Chief Executive Officer, President and Director

Barrington Fludgate	62	Chief Financial Officer, Secretary and Director

The following is a brief account of the business experience of each of our Directors and executive officers:

Linda Perry. Ms. Perry has served as our President, Chief Executive Officer and a Director since September 1, 2003 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. As Chief Executive Officer and a Director of Far East Challenges, Plc, Ms. Perry, in conjunction with the shareholders, led the strategic development of RTGV's current enterprise. From 2001-2002, she was the senior advisor to the Board of Directors of The Balli Group, Inc., where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc. a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a Senior Executive at Exxon Corporation (NYSE XOM) holding general management positions in finance, marketing and organization (including corporate governance, management succession, and executive compensation) with worldwide responsibility, from 1983-1996. Ms. Perry holds a Masters in Business Administration (MBA) from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University, throughout her career.

Barrington J. Fludgate. Mr. Fludgate has served as our Chief Financial Officer since September 1, 2003 and as a Director since June 7, 2003 (excepting the period from April 19, 2005 to April 24, 2006). From June 7, 2003 until August 31, 2003 he served as our President and Chief Executive Officer.  Since May 2003, Mr. Fludgate has also served as the Chief Executive Officer of Lancer Corporation; a company that specializes in assisting non-US companies to enter the US public market. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ listed company which he founded.  Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience, being the designer of one of the world's largest installed banking systems.  He holds a Masters degree in Business Administration from the City of London Business School.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2008, or 2007, except as follows:

Name and	Fiscal year							All
principal	Ended			Other	Options/	Restricted	LTIP	other
position	August 31,	Salary	Bonus	Compensation	SARs	stock awards	Payouts	Compensation

Linda Perry	2008	185,000 (1)	0	0	1,500,000 (5)	0	0	0
President/CEO	2007	185,000 (3)	0	0	1,500,000 (6)	0	0	0

Lancer Corp.	2008	0	0	$120,000 (2)	1,000,000 (7)	0	0	0
Barrington	2007	0	0	$120,000 (4)	1,000,000 (8)	0	0	0
Fludgate
Secretary/CFO

(1)      For the fiscal year ending August 31, 2008, Ms. Perry earned $185,000, of which $7,500 has been paid.

(2)      For the fiscal year ending August 31, 2008, Lancer Corporation earned $120,000, of which $7,500 has been paid. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(3)      For the fiscal year ending August 31, 2007, Ms. Perry earned $185,000, of which $22,410 has been paid.

(4)      For the fiscal year ending August 31, 2007, Lancer Corporation earned $120,000, of which $22,340 has been paid. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(5)      For the fiscal year ended August 31, 2008, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share.

(6)      For the fiscal year ended August 31, 2008, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(7)      For the fiscal year ended August 31, 2007, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.017 per share.

(8)      For the fiscal year ended August 31, 2007, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.017 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2007.

OPTION GRANTS

On September 1, 2007, the Company granted 2,500,000 stock options as reported in the financial statements at November 30, 2007.

Name	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)
Linda Perry	-0-	1,500,000	N/A	1,500,000
Barrington Fludgate	-0-	1,000,000	N/A	1,000,000

AGGREGATE OPTION/SAR EXERCISES AND YEAR END OPTIONS/SAR VALUES

In November 2008, Linda Perry exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. During the fiscal year ended August 31, 2008 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

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

Report on Repricing of Options/Sars

During the fiscal year ended August 31, 2008 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name of Beneficial Owner and/or Beneficially Own Shares of Common Stock percentage owned:

SilverLake Holdings Inc.	14,870,221
Linda Perry	18,240,942
Lancer Corporation	17,857,313

All Directors and Executive
Officers as a Group (2 persons)

Item 13. Certain Relationships and Related Transactions

Effective April 24, 2006, we entered into a Consulting Agreement with Lancer for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The agreement is for an initial three year term and thereafter is terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. In addition, Lancer was granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.001 per share on April 24, 2006. Lancer will receive an additional 1,000,000 5-year options each September 1 that the agreement is in effect, beginning September 1, 2007.  Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2007 and 2006 are set forth in the table below:

	August 31, 2008	August 31, 2007
Audit Fees(1)	$29,500	$25,500

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

PART IV

Item 14. Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit
Number	Description

3.1(1)	Articles of Incorporation of the Registrant, as amended.

3.2(1)	By-laws of the Registrant, as amended.

4.1(2)	Debenture issued to Silverlake Holdings, Inc. dated September 23, 2004.

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

RTG VENTURES, INC.

Date: January 13, 2008	By:	/s/ Linda Perry
Linda Perry, President and Chief Executive Officer

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

January 13, 2008	/s/ Linda Perry Linda Perry, President and Chief Executive Officer (Principal Executive Officer)

January 13, 2008	/s/ Barrington Fludgate Barrington Fludgate, Chief Financial Officer (Principal Accounting Officer)