Form 10-Q
period 2008-11-30
RTG VENTURES INC
filed 2009-01-16
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: November 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,818,885 shares of Common Stock, par value $.001 per share, as of January 15, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X].

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS - CASH	$70	$70

TOTAL	$70	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$764,782	$773,447
Notes payable	25,000	25,000

TOTAL CURRENT LIABILITIES	789,782	798,447

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000 shares;
123,818,885 and 118,818,885 shares issued and outstanding, respectively	123,819	118,819
Additional paid in capital	4,866,750	4,694,250
Deficit accumulated during development stage	(5,780,281)	(5,611,446)

TOTAL STOCKHOLDERS' DEFICIT	(789,712)	(798,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70	$70

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Cumulative From July 17, 2000 (Inception) To
	2008	2007	November 30, 2008

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	158,335	127,364	4,384,885
Impairment of intangibles	-	-	26,475
Interest expense	10,500	-	915,000
Merger and acquisition costs	-	-	634,751

LOSS BEFORE OTHER INCOME	(168,835)	(127,364)	(5,961,111)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	180,830

NET LOSS	$(168,835)	$(127,364)	$(5,780,281)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	123,818,885	118,818,885

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares	Amount	Additional Paid in Capital	During Stage	Stockholders' Deficit
		(Restated)
Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Net loss	-	-	-	(168,835)	(168,835)
Balance, November 30, 2008	123,818,885	$123,819	$4,866,750	$(5,780,281)	$(789,712)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,		Cumulative From July 17, 2000 (Inception) To
	2008	2007	November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,835)	$(127,364)	$(5,780,281)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	126,250	33,500	2,368,373
Impairment of intangibles	-	-	26,475
Shares issued in payment of interest expense	-	-	750,000
Other income	-	-	(146,044)
Changes in assets and liabilities:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	32,085	93,864	2,404,172
Accrued interest	10,500	-	10,500
Total adjustments	168,835	127,364	5,503,911
NET CASH USED IN OPERATING ACTIVITIES	-	-	(276,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	-	254,940
Capital contribution	-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	276,440

INCREASE IN CASH	-	-	70

CASH - BEGINNING OF PERIOD	70	342	-

CASH - END OF PERIOD	$70	$342	$(49,930)

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable	$-	$-	$129,940
Common stock issued for payment of accounts and loans payable	$-	$-	$1,525,217
Proceeds from exercise of option and warrants offset in payment of accounts payable	$127,500	$-	$805,450
Acquisition of intangibles for common stock	$-	$-	$26,475

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share are not shown as the effect is anti-dilutive. There were no common stock equivalents for the quarter ended November 30, 2008 or the year ended August 31, 2008.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued FASB Statement No. 159 “ The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. The fair value option:

·	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
·	Is irrevocable (unless a new election date occurs)
·	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “ Fair Value Measurements ”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). However, the amendment to FASB Statement No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

that do not report net income. The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;
c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans” , No. 87, “Employers’ Accounting for Pensions” , No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” , No. 112, “Employers’ Accounting for Postemployment Benefits” , No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences” , No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” , and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” , and APB Opinion No. 12, “Omnibus Opinion—1967” ;

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

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through November 30, 2008 of $5,780,281 and had negative working capital at November 30, 2008 of $789,712. The Company incurred a net loss for the year ended August 31, 2008 of $390,073 and the quarter ended November 30, 2008 of $168,835. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2008 and August 31, 2008 accounts payable and accrued expenses consisted of the following:

	November 30,	August 31,
	2008	2008
Trade Payables	$47,014	$41,704
Professional Fees	95,753	68,978
Officers Compensation	604,015	655,265
Accrued interest	18,000	7,500
	$764,782	$773,447

NOTE 6 - COMMON STOCK

In November 2008, Linda Perry an officer of the Company, exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation, a related party, exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended November 30, 2008 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK OPTIONS

On September 1, 2008, the Company granted 2,500,000 stock options with a fair value of $50,000. On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during November 2008 as discussed in note 6. No options were outstanding at November 30, 2008.

Principal assumptions used in applying the Black-Scholes model for options granted by the Company:

	September 1,
	2008	2007
Exercise Price	$ .034	$ .017
Market price	$ .034	$ .017
Risk-free interest rate	3.75%	4.25%
Expected life in years	1 year	1 year
Expected volatility	120%	276%

NOTE 8 - LITIGATION

We are not the subject of any legal proceedings and we are unaware of any proceedings presently contemplated against us by any federal, state or local government agency.

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock options to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vested immediately and expire in April 2009. Additional options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, starting 2007. Such option will be granted at market prices and expire after five years from the date of the grant. The initial options were exercised in full on January 30, 2007. 5,000,000 options issued on September 1, 2007 and September 1, 2008 were exercised in full during November 2008. No options under this plan were outstanding at November 30, 2008.

On April 29, 2008, the Company entered into a consulting agreement with Midwest Stock Consulting, LLC. Per the term of the agreement the Company engaged Midwest Stock Consulting LLC to provide investor relation services.

NOTE 10 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of January, 2009.

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

We have financed our activity to date from sales of debentures and loans from shareholders and officers. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern.

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

Item 3. QUANTITATIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK

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

None

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

RTG VENTURES, INC.

Date: January 16, 2009	By: /s/ Linda Perry
Linda Perry, Chief Executive
Officer

Date: January 16, 2009	By: /s/ Barrington Fludgate
Barrington Fludgate, Chief
Financial Officer