Form 10-Q
period 2009-02-28
RTG VENTURES INC
filed 2009-05-04
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: February 28, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Paykin Mahon, Rooney & Krieg, LLP 185 Madison Avenue New York, NY 10016
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,818,885 shares of Common Stock, par value $.001 per share, as of April 27, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS - CASH	$-	$70

TOTAL	$-	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$853,981	$773,447
Notes payable	25,000	25,000

TOTAL CURRENT LIABILITIES	878,981	798,447

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value $.001; authorized 200,000,000 shares;
123,818,885 and 118,818,885 shares issued and outstanding, respectively	123,819	118,819
Additional paid in capital	4,866,750	4,694,250
Deficit accumulated during development stage	(5,869,550)	(5,611,446)

TOTAL STOCKHOLDERS' DEFICIT	(878,981)	(798,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$70

See notes to unaudited consolidated financial statements.

 RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative From July 17, 2000 (Inception to February 28,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	80,269	117,844	238,604	245,208	4,465,154
Impairment of intangibles	-	-	-	-	26,475
Interest expense	9,000	-	19,500	-	924,000
Merger and acquisition costs	-	-	-	-	634,751

LOSS BEFORE OTHER INCOME	(89,269)	(117,844)	(258,104)	(245,208)	(6,050,380)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	-	-	180,830

NET LOSS	$(89,269)	$(117,844)	$(258,104)	$(245,208)	$(5,869,550)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	123,818,885	118,818,885	123,818,885	118,818,885

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Stock		Additional Paid	Deficit Accumulated During	Total Stockholders'
	Shares	Amount	in Capital	Stage	Deficit
Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Stock based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Net loss	-	-	-	(258,104)	(258,104)
Balance, February 28, 2009	123,818,885	$123,819	$4,866,750	$(5,869,550)	$(878,981)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,		Cumulative From July 17, 2000 (Inception) To
	2009	2008	February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258,104)	$(245,208)	$(5,869,550)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	50,000	33,500	2,292,123
Impairment of intangibles	-	-	26,475
Shares issued in payment of interest expense	-	-	750,000
Other income	-	-	(146,044)
Changes in assets and liabilities:
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	208,034	211,708	2,580,121
Total adjustments	258,034	245,208	5,593,110
NET CASH USED IN OPERATING ACTIVITIES	(70)	-	(276,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	-	254,940
Capital contribution	-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	276,440

INCREASE IN CASH	(70)	-	-

CASH - BEGINNING OF PERIOD	70	342	-

CASH - END OF PERIOD	$-	$342	$-

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable	$-	$-	$129,940
Common stock issued for payment of accounts and loans payable	$-	$-	$1,525,217
Proceeds from exercise of option and warrants offset in payment of accounts payable	$127,500	$-	$805,450
Acquisition of intangibles for common stock	$-	$-	$26,475

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share are not shown as the effect is anti-dilutive. There were no common stock equivalents for the periods ended February 28, 2009 and 2008 or the year ended August 31, 2008.

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

Recently Issued Accounting Standards

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB No.141 R is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that FAS No. 141 R will have any impact on its consolidated financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that FAS No. 160 will have any impact on its consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through February 29, 2009 of $5,869,550 and had negative working capital at February 29, 2009 of $878,981. The Company incurred a net loss for the year ended August 31, 2008 of $390,073 and $258,104 for the six months ended February 29, 2009. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In July 2008, the Company issued a note for $25,000. The note was payable on September 30, 2008 and is currently in default.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2009 and August 31, 2008 accounts payable and accrued expenses consisted of the following:

	February 29,	August 31,
	2009	2008
Trade Payables	$50,181	$41,704
Professional Fees	96,535	68,978
Officers Compensation	680,265	655,265
Accrued Interest	27,000	7,500
	$853,981	$773,447

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - COMMON STOCK

In November 2008, Linda Perry an officer of the Company, exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation, a related party, exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended February 28, 2009 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

NOTE 7 - STOCK OPTIONS

On September 1, 2008, the Company granted 2,500,000 stock options with a fair value of $50,000. On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during November 2008 as discussed in note 6. No options were outstanding at February 28, 2009.

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

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000. The Company also granted stock options to purchase a combined total of 2,500,000 common shares at a price of $.001 per share to such officers. The options vested immediately and expire in April 2009. Additional options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, starting 2007. Such option will be granted at market prices and expire after five years from the date of the grant. The initial options were exercised in full on January 30, 2007. 5,000,000 options issued on September 1, 2007 and September 1, 2008 were exercised in full during November 2008. No options under this plan were outstanding at February 28, 2009.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 29, 2008, the Company entered into a consulting agreement with Midwest Stock Consulting, LLC. Per the term of the agreement the Company engaged Midwest Stock Consulting LLC to provide investor relation services.

NOTE 10 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of February, 2009.

NOTE 11 – SUBSEQUENT EVENTS

In April, 2009 the Company was advanced $16,500 from a shareholder.

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

As was previously reported in our Current Report on Form 8-K filed with the Commission on March 21, 2007,  we entered into a Share Exchange Agreement with ANHL, NMTV and certain outside shareholders of NMTV (the "Exchange Agreement") pursuant to which ANHL and the outside shareholders of NMTV agreed to exchange all of their shares in NMTV for a 90% equity interest in the Company, NMTV would become a wholly-owned subsidiary of the Company and ANHL would own an approximate 80% interest in the Company.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

 During the six month period ended February 28, 2009 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: May 4, 2009	By: /s/ Linda Perry
Linda Perry, Chief Executive
Officer

Date: May 4, 2009	By: /s/ Barrington Fludgate
Barrington Fludgate, Chief
Financial Officer