Form 10-Q
period 2009-05-31
RTG VENTURES INC
filed 2009-07-01
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,218,885 shares of Common Stock, par value $.001 per share, as of June 30, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)

INDEX

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS - CASH	$-	$70

TOTAL	$-	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$917,516	$773,447
Notes payable	42,500	25,000

TOTAL CURRENT LIABILITIES	960,016	798,447

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none
Common stock, par value .001; authorized 200,000,000
shares; 125,018,885 and 118,818,885 shares issued and outstanding, respectively	125,019	118,819
Additional paid in capital	4,890,750	4,694,250
Deficit accumulated during development stage	(5,975,785)	(5,611,446)

TOTAL STOCKHOLDERS' DEFICIT	(960,016)	(798,377)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$70

See notes to unaudited consolidated financial statements.

3

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative From
	Three Months Ended May 31,		Nine Months Ended May 31,		July 17, 2000
					(Inception) to
	2009	2008	2009	2008	May 31, 2009

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	106,235	92,939	344,839	338,147	4,571,389
Impairment of intangibles	-	-	-	-	26,475
Interest expense	-	-	19,500	-	924,000
Merger and acquisition costs	-	-	-	-	634,751

LOSS BEFORE OTHER INCOME	(106,235)	(92,939)	(364,339)	(338,147)	(6,156,615)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	-	-	180,830

NET LOSS	$(106,235)	$(92,939)	$(364,339)	$(338,147)	$(5,975,785)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	125,018,885	118,818,885	125,018,885	118,818,885

See notes to unaudited consolidated financial statements.

4

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
		(Restated)
Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for services	1,200,000	1,200	24,000		25,200
Net loss	-	-	-	(364,339)	(364,339)
Balance, May 31, 2009	125,018,885	$125,019	$4,890,750	$(5,975,785)	$(960,016)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			From July 17, 2000
	Nine Months Ended May 31,		(Inception) To
	2009	2008	May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,339)	$(338,147)	$(5,975,785)

Adjustments to reconcile net loss to
net cash used in operating activities:
Non-cash compensation	75,200	33,500	2,317,323
Impairment of intangibles	-	-	26,475
Shares issued in payment of interest expense	-	-	750,000
Other income	-	-	(146,044)
Changes in assets and liabilities:	-		-
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	271,569	304,647	2,643,656
Total adjustments	346,769	338,147	5,681,845

NET CASH USED IN OPERATING ACTIVITIES	(17,570)	-	(293,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	17,500	-	272,440
Capital contribution	-	-	21,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,500	-	293,940

INCREASE IN CASH	(70)	-	-

CASH - BEGINNING OF PERIOD	70	342	-

CASH - END OF PERIOD	$-	$342	$-

CASH PAID FOR :
Interest	$-	$-	$-
Taxes	$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities

Adjustment to additional paid in capital to record extinguishment of note payable	$-	$-	$129,940
Common stock issued for payment of accounts and loans payable	$-	$-	$1,525,217
Proceeds from exercise of option and warrants offset in payment of accounts payable	$127,500	$-	$805,450
Acquisition of intangibles for common stock	$-	$-	$26,475

See notes to unaudited consolidated financial statements.

6

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

RTG Ventures, Inc. ("RTG" or the "Company") was incorporated in the state of Florida in September 1998 and was inactive until May 2003 when it acquired 100% of the outstanding common stock of MJWC, Inc. ("MJWC"), a British Virgin Island corporation.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with SFAS 128, "Earnings Per Share ("SFAS 128"). Under SFAS 128 basic net loss per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share are not shown as the effect is anti-dilutive. There were no common stock equivalents for the quarter ended May 31, 2009 or the year ended August 31, 2008.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through May 31, 2009 of $5,975,785 and had negative working capital at May 31, 2009 of $960,016. The Company incurred a net loss for the year ended August 31, 2008 of $390,073 and the quarter ended May 31, 2009 of $106,235. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

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

Included in notes payable at May 31, 2009 are advances of $17,500 received from a shareholder in April, 2009. These advances bear no interest.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2009 and August 31, 2008 accounts payable and accrued expenses consisted of the following:
	May 31, 2009	August 31, 2008
Trade Payables	$45,539	$41,704
Professional Fees	88,460	68,978
Officers Compensation	756,517	655,265
Accrued interest	27,000	7,500
	$917,516	$773,447

NOTE 6 - COMMON STOCK

In November 2008, an officer of the Company, exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation, a related party, exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended May 31, 2009 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

In April 2009, the Company issued 1,200,000 shares of common stock with a fair market value of $25,200 in consideration for consulting services.

NOTE 7 - STOCK OPTIONS

On September 1, 2008, the Company granted 2,500,000 stock options with a fair value of $50,000. On September 1, 2007, the Company granted 2,500,000 stock options with a fair value of $33,500. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during November 2008 as discussed in note 6. No options were outstanding at May 31, 2009.

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

On April 29, 2008, the Company entered into a consulting agreement with Midwest Stock Consulting, LLC.

NOTE 10 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of May 31, 2009.

NOTE 11 - SUBSEQUENT EVENTS

In June 2009 the Company's issued 1,200,000 shares of common stock in exchange for consulting and investor relation services.

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

The Company is continuing the start up operations in the new media and payment systems venture. The due diligence for the activities undertaken thus far are contained on the Company's website: www.rtgventures.com.

We have financed our activity to date from sales of debentures and loans from shareholders and officers. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements for the year ended August 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern.

As reported in our Current Report on Form 8-K/A filed with the Commission on December 21, 2007, on September 9, 2008, we further entered into two Amendment to Share Exchange Agreement with Atlantic Network Holdings Limited, a Guernsey company limited by shares ("ANHL"), New Media Television (Europe) Limited, a United Kingdom private company limited by shares and a majority owned subsidiary of ANHL ("NMTV"), and certain outside shareholders of NMTV (the "Amendment") which amended the terms of a Share Exchange Agreement previously entered into by the parties.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

 During the nine month period ended May 31, 2009 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: June 30, 2009	By: /s/ Linda Perry
Linda Perry, Chief Executive
Officer

Date: June 30, 2009	By: /s/ Barrington Fludgate
Barrington Fludgate, Chief
Financial Officer