Form 10-K
period 2009-08-31
RTG VENTURES INC
filed 2009-12-08
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2009

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-85072

RTG VENTURES, INC.
(Name of small business issuer in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Paykin, Krieg &Adams, LLP
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No  [X]

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $2,782,000 based on the average closing bid and ask price for the Common Stock on December 3, 2009 of $0.034 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:                             131,718,885
                           (Class)                                       (Outstanding as of November 30, 2009)

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K
For the Fiscal Year Ended August 31, 2009

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

Effective May 21, 2003, we entered into an Agreement for the Exchange of Common Stock with MJWC, Inc., a British Virgin Islands corporation formed on July 17, 2000. Pursuant to such Agreement, MJWC, Inc. became our wholly-owned subsidiary and we issued an aggregate of 22,750,000 shares of our common stock to the shareholders of MJWC, Inc. The transaction was treated as a reverse acquisition in which MJWC, Inc. was treated as the acquirer for accounting purposes. MJWC, Inc. holds certain rights obtained from the Sports Ministry of The People's Republic of China (the "PRC"), including the right to arrange, organize and promote the Chinese Poker Championship and Mah-jong Championship in the PRC. We did not, conduct any operations based upon, or otherwise exploit, any of such rights. The rights  expired on December 31, 2008.

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

As of July 2005, we discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange. The Company, as described below, was identified in 2006.

On August 12, 2005 we amended our Articles of Incorporation to increase our authorized capital from 100,000,000 shares of common stock to 200,000,000 shares of common stock and 2,000,000 shares of preferred stock.

The Company is in a start up mode with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. NMTV will hold a 75% aggregate ownership share of the resultant company in preferred shares and RTGV will retain 25% of NMTV and all of the outstanding common shares for one year. The transaction is subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. No assurance can be given that the transaction will be completed, however, the Company intends to continue the implementation of the Business Plan without the share exchange.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The LOI provides an exclusive option to purchase the intellectual property rights for iPayu and the right to operate its business.

Sales and Marketing

We currently do not engage in any sales or marketing efforts.

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

Risks Associated with Our Business and the Share Exchange Agreement (“Agreement”) with Atlantic Network Holdings Limited (“ANHL”), New Media Television (Europe) Limited (“NMTV”) et al.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the fiscal year ended August 31, 2009, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless and until we close the Agreement to acquire NMTV.

Since July 17, 2000 (inception), and as of August 31, 2009, we had incurred a net loss of $6,126,356. Because we do not anticipate having any revenues until such time as we consummate the Agreement, we are likely to incur a net operating loss that will increase continuously until we are able to close the transaction. There can be no assurance, however, that we will be able to close the Agreement or, alternatively, to identify a suitable enterprise in this regard and consummate a business combination, either eventually or at all.

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

If the agreement is consummated, one of the Conditions of Closing is working capital of a minimum of $685,000 which will be utilized to cover the infrastructure costs of a public company regulatory and investor awareness programs during the first year following the Share Exchange with ANHL. Thereafter, we will likely need to raise substantial additional capital in fiscal years 2010 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations. We may also need to raise funds in order to respond to competitive pressures or acquire complementary energy related products, services, businesses and/or technologies. We cannot assure you that any such financing will be available to us in the future on acceptable terms or at all. If the Agreement is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among

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

If the Agreement is consummated, certain division of the Company will remain in a start-up mode. Despite the fact that our proposed business strategies in such event will incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If the Agreement is consummated and we are unable to develop or implement any such model or strategies through our projects and our technology, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its sustainability nor its level.

Our stockholders will have a minority voting interest in the Company following the conditions of closing being met.

Upon closing the Agreement our stockholders would own than 25% of the voting shares of the Company. The aggregate stockholders of the acquired company would therefore be able to control the election of our board of directors and effectively control our Company. Since NMTV Inc. will consist of several companies each with shareholder voting rights. No one group will have control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently do not own or lease any real property.  Our executive offices are located c/o Paykin, Krieg & Adams, LLP, 185 Madison Avenue, New York, NY 10016. We do not pay rent for our executive offices.  We believe that our current offices are sufficient for our immediate and near-term needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal year ended August 31, 2009.

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

Year Ended August 31, 2008:	High Bid	Low Bid
First Quarter	$0.055	$0.013
Second Quarter	$0.060	$0.018
Third Quarter	$0.058	$0.020
Fourth Quarter	$0.040	$0.016

Year Ended August 31, 2009:	High Bid	Low Bid
First Quarter	$0.039	$0.010
Second Quarter	$0.018	$0.010
Third Quarter	$0.055	$0.010
Fourth Quarter	$0.070	$0.023

The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 3, 2009 was $0.034 per share.  As of December 3, 2009, there were approximately 100 holders of record of our common stock.

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2009.

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

In April, 2009 1,200,000 shares of common stock were provided to a consultant in advance of the provision of consideration, as a show of good faith, under a contract for those anticipated services. In June, 2009, the contract was extended and an additional 1,200,000 shares of common stock provided under the same provisions. The Company has sent a Demand Letter to the consultant for the return of all shares issued because of non-performance on the part of said consultant. The contract is governed by Arbitration, and if the shares are not returned voluntarily, the Company will file for an arbitration action. As of November, 2009, the shares remain restricted.

In September 2009, we issued an aggregate of 2,500,000 shares of common stock to our directors and executive officers upon the exercise of options granted to such individuals (September 2009). The Company received a total of $125,000 as consideration for such exercise. We relied upon the exemption form registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

In September, 2009, 1,000,000 shares of common stock to a non-affiliate for services rendered for investor relations awareness in recognition of the protracted close of the Share Exchange and to ensure continuation of services.

In October, 2009, 2,000,000 shares of common stock to a non-affiliate for services rendered to provide the design, development, execution and maintenance of the Company's website, www.rtgventures.com. The Company owns the domain name and the site as a result of this transaction.

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

The Company is in a start up mode with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. NMTV will hold a 75% aggregate ownership share of the resultant company in preferred shares and RTGV will retain 25% of NMTV and all of the outstanding common shares for one year. The transaction is subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. No assurance can be given that the transaction will be completed, however, the Company intends to continue the implementation of the Business Plan without the share exchange.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The LOI provides an exclusive option to purchase the intellectual property rights for iPayu and the right to operate its business.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at August 31, 2009 we had an accumulated deficit of $6,144,356. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). This standard clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of ASC 260-10-45-61A did not have any impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted the updated provisions of ASC 810, which established requirements for ownership interests in subsidiaries held by parties other than the Company, noncontrolling interest (previously referred to as “minority interest”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of the updated provisions of ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  There is no impact of the adoption on our financial statements.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of August 31, 2009, other than the additional disclosure.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification did not have a significant impact on the Company’s financial statements.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Critical Accounting Policies

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

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

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc (a development stage company), as of August 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2009 and 2008 and for the period July 17, 2000 (inception) to August 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. (a development stage company) as of August 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended August 31, 2009 and 2008, and the period from July 17, 2000 (inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc.  (a development stage company), will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2009 of approximately $6,126,000. The Company incurred a net loss for the year ended August 31, 2009 of approximately $514,000 and has negative working capital at August 31, 2009 of approximately $1,069,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP.
Certified Public Accountants

New York, New York
December 3, 2009

RTG VENTURES, INC. AND SUBSIDIARY
( A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$-	$70

TOTAL	$-	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$933,587	$773,447
Notes payable	135,000	25,000

TOTAL CURRENT LIABILITIES	1,068,587	798,447

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000
shares; issued and outstanding 126,218,885 shares	126,219	118,819
Additional paid in capital	4,931,550	4,694,250
Deficit accumulated during development stage	(6,126,356)	(5,611,446)

TOTAL STOCKHOLDERS' DEFICIT	(1,068,587)	(798,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$70

See accompanying notes to consolidated financial statements

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From July 17, 2000
	Year ended August 31,		(Inception)
	2009	2008	To August 31, 2009

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	495,410	417,359	4,721,960
Impairment of intangibles	-	-	26,475
Interest expense	19,500	7,500	924,000
Merger and acquisition costs	-	-	634,751

LOSS BEFORE OTHER INCOME	(514,910)	(424,859)	(6,307,186)

OTHER INCOME – FORGIVENESS OF DEBT	-	34,786	180,830

NET LOSS	$(514,910)	$(390,073)	$(6,126,356)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	124,212,858	118,818,885

See accompanying notes to consolidated financial statements

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid in	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, July 17, 2000 (inception) to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208

Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)

Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)

Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)

Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)

Capital contribution	-	-	8,000	-	8,000
Value of stock options granted			6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)

Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss				(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)

Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)

Share based compensation	-	-	50,000	-	50,000
Share issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for payment of accounts payable and services	2,400,000	2,400	64,800	-	67,200
Net loss	-	-	-	(514,910)	(514,910)
Balance, August 31, 2009	126,218,885	$126,219	$4,931,550	$(6,126,356)	$(1,068,587)

 See accompanying notes to consolidated financial statements

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative From
	Year ended August 31,		July 17, 2000 (Inception)
	2009	2008	To August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514,910)	$(390,073)	$(6,126,356)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	177,500	33,500	2,419,623
Impairment of intangibles	-	-	26,475
Shares issued in payment of interest expense	-	-	750,000
Other income	-	-	(146,044)
Changes in assets and liabilities:			-
Notes receivable	-	-	88,178
Refundable income taxes	-	-	2,257
Accounts payable and accrued expenses	227,340	331,801	2,599,427
Total adjustments	404,840	364,801	5,739,916

NET CASH USED IN OPERATING ACTIVITIES	(110,070)	(25,272)	(386,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan/note payable	135,000	25,000	389,940
Principal payment on loan/note payable	(25,000)	-	(25,000)
Capital contribution	-	-	21,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	110,000	25,000	386,440

INCREASE (DECREASE) IN CASH	(70)	(272)	-

CASH - BEGINNING OF PERIOD	70	342	-

CASH - END OF PERIOD	$-	$70	$-

CASH PAID FOR :
Interest	$27,000	$-	$27,000
Taxes	$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable	$-	$-	$129,940
Common stock issued for payment of accounts payable and loans payable	$67,200	$-	$1,592,417
Proceeds from exercise of option and warrants offset in payment of accounts payable	$127,500	$-	$805,450
Acquisition of intangibles for common stock	$-	$-	$26,475

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

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at August 31, 2009 for fiscal year ended August 31, 2009 and 2,500,000 stock options were outstanding.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and loans payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission, or the SEC, issued FASB ASC 825-10-50-10 - Financial Instruments - Overall - Disclosures. ASC 825-10-50-10 expresses views of the staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. ASC 718-10-55 permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under ASC 718-10-55. Effective with its fiscal 2006, the Company has adopted the provisions of ASC 718-10-55 and related interpretations as provided by SAB 107 prospectively.

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). This standard clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of ASC 260-10-45-61A did not have any impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted the updated provisions of ASC 810, which established requirements for ownership interests in subsidiaries held by parties other than the Company, noncontrolling interest (previously referred to as “minority interest”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of the updated provisions of ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  There is no impact of the adoption on our financial statements.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of August 31, 2009, other than the additional disclosure.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification did not have a significant impact on the Company’s financial statements.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2009 of $6,126,356 and had negative working capital at August 31, 2008 of $1,068,587. The Company incurred a net loss for the year ended August 31, 2009 of $514,910. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In July 2008, the Company issued a note for $25,000. The note was due on September 30, 2008  and has been paid in full as of year ended August 31, 2009.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At August 31, 2009 and 2008 accounts payable and accrued expenses consisted of the following:

	2009	2008
Trade payables	$39,755	$41,704
Professional fees	88,585	68,978
Officers compensation	805,247	662,765
Total	$933,587	$773,447

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

During the fiscal year ended August 31 2009, certain shareholders advanced $135,000 to the Company in anticipation of the completion of the pending transaction. The capital infusion was intended to facilitate the merger. The advances bear no interest.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK

In November 2008, Linda Perry an officer of the Company, exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation a related party exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate. These amounts were offset against unpaid officer compensation. During the fiscal year ended August 31, 2009 there were no other exercises of stock options by the named executives.

NOTE 8 - STOCK OPTIONS

 On September 1, 2008 the Company granted 2,500,000 stock options with a fair value of $50,000. The Black - Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model for options granted along with the result from the model were as follows:

	September 1, 2009	September 1, 2008
Exercise price	$ 0.034	$ 0.017
Market price	$ 0.034	$ 0.017
Risk-free interest rate	3.75%	4.00%
Expected life in years	1 year	1 year
Expected volatility	120%	120%

Zero and 2,500,000 options to management and directors were outstanding as of August 31, 2009 and 2008 respectively, which were exercised in November 2008.

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

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2009 and 2008, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

	Year Ended August 31,
	2009	2008
Benefit computed at statutory rate	$(181,000)	$(133,000)
State tax (benefit), net of federal affect	(21,000)	(16,000)
Permanent difference	-	13,000
Increase in valuation allowance	202,000	136,000

Net income tax benefit	$-	$-

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $1,515,000 at August 31, 2009 which expire variously through 2029. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

Tax benefit of net operating loss carry-forward	$576,000
Accrued officer compensation	306,000
Compensation paid with options	67,000
Valuation allowance	(949,000)

Net deferred tax asset	$-

NOTE 10 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 11 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000, the contracts are rolling, renewable annual contracts thereafter. Options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, beginning in September, 2007. Such option will be granted at market prices and expire after five years from the date of the grant.

On April 29, 2008, the Company entered into a consulting agreement to provide investor relation services.

NOTE 12 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of November, 2009.

NOTE 13 – SUBSEQUENT EVENTS

In September, 2009, 1,000,000 shares of common stock to a non-affiliate for services rendered for investor relations awareness in recognition of the protracted close of the Share Exchange and to ensure continuation of services.

In October, 2009, 2,000,000 shares of common stock to a non-affiliate for services rendered to provide the design, development, execution and maintenance of the Company's website, www.rtgventures.com. The Company owns the domain name and the site as a result of this transaction.

We have evaluated subsequent events through December 3, 2009, the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2009, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of August 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

PART III MANAGEMENT

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2009, with respect to our directors and executive officers.

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

Name	Age	Position
Linda Perry	49	Chief Executive Officer, President and Director

Barrington Fludgate	63	Chief Financial Officer, Secretary and Director

The following is a brief account of the business experience of each of our Directors and executive officers:

Linda Perry. Ms. Perry has served as our President, Chief Executive Officer and a Director since September 1, 2003 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. Prior to that time, from 2001-2002, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a senior executive at ExxonMobil Corporation from 1983-1996, holding general management positions with global responsibility in finance, marketing and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

Barrington J. Fludgate. Mr. Fludgate has served as RTGV’s Chief Financial Officer since September 1, 2003 and as a Director since June 7, 2003 (excepting the period from April 19, 2005 to April 24, 2006). From June 7, 2003 until August 31, 2003 he served as our President and Chief Executive Officer. Since May 2003, Mr. Fludgate has also served as the Chief Executive Officer of Lancer Corporation; a company that specializes in assisting non-US companies to enter the US public market. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ listed company which he founded. Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience, being the designer of one of the world’s largest installed international banking and payment systems. He holds a Masters degree in Business Administration from the City of London Business School. He is a Freeman of the City of London.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2009. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2009, or 2008, except as follows:

Name and	Fiscal year							All
principal	Ended			Other	Options/	Restricted	LTIP	other
position	August 31,	Salary	Bonus	Compensation	SARs	stock awards	Payouts	Compensation

Linda Perry	2009	$185,000 (1)	0	0	1,500,000 (5)	0	0	0
President/CEO	2008	$185,000 (3)	0	0	1,500,000 (7)	0	0	0

Lancer Corp.	2009	0	0	$120,000 (2)	1,000,000 (6)	0	0	0
Barrington	2008	0	0	$120,000 (4)	1,000,000 (8)	0	0	0
Fludgate
Secretary/CFO

(1)      For the fiscal year ending August 31, 2009, Ms. Perry earned $185,000, of which $27,500 has been paid. Of the $27,500 paid to Ms. Perry, $17,500 was used in the subsequent quarter for payment of business expenses. An offset to this compensation expense in the amount of $76,500 has been charged to share based compensation related to the grant and exercise of stock options by Ms. Perry during the period.

(2)      For the fiscal year ending August 31, 2009, Lancer Corporation earned $120,000, of which $0 has been paid. An offset in the amount of $51,000 has been charged to share based compensation related to the grant and exercise of stock options by Mr. Fludgate. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(3)      For the fiscal year ending August 31, 2008, Ms. Perry earned $185,000, of which $7,500 has been paid.

(4)      For the fiscal year ending August 31, 2008, Lancer Corporation earned $120,000, of which $7,500 has been paid. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(5)      For the fiscal year ended August 31, 2009, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share.

(6)      For the fiscal year ended August 31, 2009, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(7)      For the fiscal year ended August 31, 2008, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.017 per share.

(8)      For the fiscal year ended August 31, 2008, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.017 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2009.

OPTION GRANTS

On September 1, 2008, the Company granted 2,500,000 stock options as reported in the financial statements at November 30, 2008.

Name	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)
Linda Perry	-0-	1,500,000	N/A	-0-
Barrington Fludgate	-0-	1,000,000	N/A	-0-

AGGREGATE OPTION/SAR EXERCISES AND YEAR END OPTIONS/SAR VALUES

In November 2008, Linda Perry exercised 3,000,000 stock options at an average exercise price of $.0255 per share or $76,500 in the aggregate and Lancer Corporation exercised 2,000,000 stock options at an average exercise price of $.0255 or $51,000 in the aggregate.

In September 2009, Linda Perry exercised 1,500,000 stock options at an exercise price of $.05 per share or $75,000 and Lancer Corporation exercised 1,000,000 stock options at an exercise price of $.05 or $50,000. During the fiscal year ended August 31, 2009 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights. The named executives have never received stock appreciation rights.

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2009.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Employment Agreement

Effective April 24, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Perry. The Agreement is for an initial three year term and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for her services, the Company has agreed to a base salary of $185,000. Ms. Perry will receive 1,500,000 5-year options on each September 1 that the Agreement is in effect, beginning on September 1, 2007. Such options will have an exercise price equal to the market price of our common stock on the date of grant.

Consulting Agreement

Effective April 24, 2006, the Company entered into a consulting agreement with Lancer Corporation ("Lancer") for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The Agreement is for an initial three year term and thereafter and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. Lancer will receive 1,000,000 5-year options on each September 1 that the agreement is in effect, beginning on September 1, 2007. Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer.

Report on Repricing of Options/Sars

During the fiscal year ended August 31, 2009 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2009 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons  listed below have sole voting and investment power with respect to all shares of our common  stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Common Stock percentage owned:

SilverLake Holdings Inc.	10,986,955
Linda Perry	16,060,781
Lancer Corporation	17,357,313

All Directors and Executive
Officers as a Group (2 persons)

Item 13. Certain Relationships and Related Transactions

Effective April 24, 2006, we entered into a Consulting Agreement with Lancer for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The agreement is for an initial three year term and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. Lancer will receive 1,000,000 5-year options each September 1 that the agreement is in effect, beginning September 1, 2007. Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2009 and 2008 are set forth in the table below:

	August 31, 2009	August 31, 2008
Audit Fees(1)	$29,500	$29,500

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

RTG VENTURES, INC.

Date: December 3, 2009	By:	/s/ Linda Perry
Linda Perry, President and Chief Executive Officer

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

December 3, 2009	/s/ Linda Perry Linda Perry, President and Chief Executive Officer (Principal Executive Officer)

December 3, 2009	/s/ Barrington Fludgate Barrington Fludgate, Chief Financial Officer (Principal Accounting Officer)