Form 10-Q
period 2009-11-30
RTG VENTURES INC
filed 2010-01-11
CIK 1127475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: November 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Paykin, Krieg and Adams, LLP 185 Madison Avenue New York, NY 10016
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 131,718,885 shares of Common Stock, par value $.001 per share, as of January 4, 2009.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X].

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Loan Proceeds Receivable	25,000	-

TOTAL	$25,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$949,071	$933,587
Notes payable	160,000	135,000

TOTAL CURRENT LIABILITIES	1,109,071	1,068,587

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000 shares;
1131,718,885 and 126,218,885 shares issued and outstanding, respectively	131,719	126,219
Additional paid in capital	5,251,050	4,923,150
Deficit accumulated during development stage	(6,466,840)	(6,144,3546)

TOTAL STOCKHOLDERS' DEFICIT	(1,084,071)	(1,068,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,000	$

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Cumulative From July 17, 2000 (Inception) To
	2009	2008	November 30, 2009

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	340,484	158,335	5,062,444
Impairment of intangibles	-	-	26,475
Interest expense	-	10,500	924,000
Merger and acquisition costs	-	-	634,751

LOSS BEFORE OTHER INCOME	(340,484)	(168,853)	(6,647,670)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	180,830

NET LOSS	$(340,484)	$(168,853)	$(6,466,840)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	130,729,874	123,818,885

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares	Amount	Additional Paid in Capital	During Stage	Stockholders' Deficit

Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for payment of accounts payable	2,400,000	2,400	64,800	-	67,200
Net loss	-	-	-	(514,910)	(514,910)
Balance, August 31, 2009	126,218,885	126,219	4,931,550	(6,126,356)	(1,068,587)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	2,500,000	2,500	122,500	-	125,000
Shares issued for services	3,000,000	3,000	147,000	-	150,000
Net loss	-	-	-	(340,484)	(340,484)
Balance, November 30, 2009	131,718,885	$131,719	$5,251,050	$(6,466,840)	$(1,084,071)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,			Cumulative From July 17, 2000 (Inception) To
	2009		2008	November 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(340,484)	$(168,835)	$(6,466,840)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation		200,000	126,250	2,684,323
Impairment of intangibles		-	-	26,475
Shares issued in payment of interest expense		-	-	750,000
Other income		-	-	(146,044)
Changes in assets and liabilities:
Notes receivable		-	-	88,178
Refundable income taxes		-	-	2,257
Accounts payable and accrued expenses			42,585	2,675,211
Total adjustments		140,484	168,835	6,080,400
NET CASH USED IN OPERATING ACTIVITIES		340,484	-	(386,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable		-	-	364,940
Capital contribution		-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		-	-	386,440

INCREASE IN CASH		-	-	-

CASH - BEGINNING OF PERIOD			70	-

CASH - END OF PERIOD	$		$70	$-

CASH PAID FOR :
Interest		$-	$-	$-
Taxes		$-	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable		$-	$-	$129,940
Common stock issued for payment of accounts and loans payable	$		$-	$1,767,617
Proceeds from exercise of option and warrants offset in payment of accounts payable		$125,000	$127,500	$930,450
Acquisition of intangibles for common stock		$-	$-	$26,475
Note payable and receivable		$25,000	$-	$

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

Income Taxes

We compute deferred income taxes under the asset and liability method prescribed by FASB ASC 740. “Income Taxes” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Common Share – Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.  There were no common stock equivalents for the quarter ended November 30, 2009 and 2008.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and notes payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Share Based Compensation

We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with ASC 718, Compensation.   The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FASB ASC 855. FASB ASC 855 incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of FASB ASC 855 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which we have historically followed for financial reporting purposes, as a result, we do not believe this standard had any material impact on our financial statements. We have evaluated subsequent events through the date of issuance of these consolidated financial statements, which is January 8, 2010.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact our results of operations, financial position or cash flows.

In October, 2009, we adopted certain accounting principles within ASC 470 that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for  us in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact that the adoption of this new guidance could have on our financial statements in fiscal 2010

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

In October, 2009, we adopted certain accounting principles within ASC 805 which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009,  the adoption of ASC 805 did not have any impact on our historical financial statements.

In October, 2009, we adopted certain accounting principles within ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on our historical financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through November 30, 2009 of $6,466,840 and had negative working capital at November 30, 2008 of $1,084,071. The Company incurred a net loss for the year ended August 31, 2009 of $514,910 and the quarter ended November 30, 2009 of $340,484. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.

NOTE 4 - NOTES PAYABLE

In September 2009, the Company issued notes payable to certain shareholders of the Company for $135,000. The note bears no interest and was advanced by the shareholders to facilitate the transaction.

In November 2009, the Company issued convertible debentures for a total of $25,000 at 0% interest. The notes mature on May 31, 2010 and are convertible into shares of the Company’s common stock at $.015 per shares as of that date.  The notes contain a clause wherein of a proposed merger and or pending asset purchase does not occur by February 28, 2010 the notes are payable in full with accrued interest at 12%.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2009 and August 31, 2009 accounts payable and accrued expenses consisted of the following:

	November 30,	August 31,
	2009	2009
Trade Payables	$63,069	$39,755
Professional Fees	111,985	88,585
Officers Compensation	774,017	805,247
Total	$949,071	$933,587

NOTE 6 - COMMON STOCK

In April, 2009 1,200,000 shares of common stock were provided to a consultant in advance of the provision of consideration, as a show of good faith, under a contract for those anticipated services. In June, 2009, the contract was extended and an additional 1,200,000 shares of common stock provided under the same provisions. The Company has sent a Demand Letter to the consultant for the return of all shares issued because of non-performance on the part of said consultant. The contract is governed by Arbitration, and if the shares are not returned voluntarily, the Company will file for an arbitration action. As of November 30, 2009, the shares remain restricted.

In September 2009, Linda Perry an officer of the Company, exercised 1,500,000 stock options at an average exercise price of $.05 per share or $75,000 in the aggregate and Lancer Corporation, a related party, exercised 1,000,000 stock options at an average exercise price of $.05 or $50,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended November 30, 2009 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

In September, 2009, 1,000,000 shares of common stock were issued to a non-affiliate for services rendered for investor relations awareness in recognition of the protracted close of the Share Exchange and to ensure continuation of services.

In October, 2009, 2,000,000 shares of common stock were issued to a non-affiliate for services rendered to provide the design, development, execution and maintenance of the Company's website, www.rtgventures.com. The Company owns the domain name and the site as a result of this transaction.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - STOCK OPTIONS

On September 1, 2009, the Company granted 2,500,000 stock options with a fair value of $50,000. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during September 2009 as discussed in note 6. No options were outstanding at November 30, 2009.

Principal assumptions used in applying the Black-Scholes model for options granted by the Company:

	September 1,
	2009	2008
Exercise Price	$ .05	$ .034
Market price	$ .05	$ .034
Risk-free interest rate	3.75%	3.75%
Expected life in years	1 year	1 year
Expected volatility	135%	120%

NOTE 8 - LITIGATION

The Company is not currently involved in any litigation.

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

NOTE 10 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. The transaction remained pending as of January, 2010.

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated subsequent events through January 8, 2010, the date the financial statements were available to be issued. There are no significant subsequent events as of that date.

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

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at November 30, 2009 we had an accumulated deficit of $6,466,840. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

 During the three month period ended November 30, 2009 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: January 08, 2010	By: /s/ Linda Perry
Linda Perry, Chief Executive
Officer

Date: January 08, 2010	By: /s/ Barrington Fludgate
Barrington Fludgate, Chief
Financial Officer