Form 10-Q
period 2010-02-28
RTG VENTURES INC
filed 2010-04-19
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: February 28, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o David E. Price
1915 I Street Northwest
Washington, DC 2006-2107
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 134,718,885 shares of Common Stock, par value $.001 per share, as of April 14, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$995,694	$933,587
Notes payable	225,000	135,000

TOTAL CURRENT LIABILITIES	1,220,694	1,068,587

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000 shares;
134,718,885 and 126,218,885 shares issued and outstanding, respectively	134,719	126,219
Additional paid in capital	5,446,050	4,931,550
Deficit accumulated during development stage	(6,801,463)	(6,126,356)

TOTAL STOCKHOLDERS' DEFICIT	(1,220,694)	(1,068,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Developmental Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,		Cumulative From July 17, 2000 (Inception) To
	2010	2009	2010	2009	February 28, 2010

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	220,623	80,269	561,107	238,604	5,283,067
Impairment of intangibles	-	-	-	-	26,475
Interest expense	114,000	9,000	114,000	19,500	1,038,000
Merger and acquisition costs	-	-	-	-	634,751

LOSS BEFORE OTHER INCOME	(334,623)	(89,269)	(675,107)	(258,104)	(6,982,293)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	-	-	180,830

NET LOSS	$(334,623)	$(89,269)	$(675,107)	$(258,104)	$(6,801,463)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	131,589,051	123,818,885	131,589,051	123,818,885

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares	Amount	Additional Paid in Capital	During Stage	Stockholders' Deficit

Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for payment of accounts payable	2,400,000	2,400	64,800	-	67,200
Net loss	-	-	-	(514,910)	(514,910)
Balance, August 31, 2009	126,218,885	126,219	4,931,550	(6,126,356)	(1,068,587)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	2,500,000	2,500	122,500	-	125,000
Shares issued for services	6,000,000	6,000	228,000	-	234,000
Issuance of notes payable with beneficial conversion feature	-	-	114,000	-	114,000
Net loss	-	-	-	(675,107)	(675,107)
Balance, February 28, 2010	134,718,885	$134,719	$5,441,050	$(6,801,463)	$(1,220,694)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,			Cumulative From July 17, 2000 (Inception) To
	2010		2009	February 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(675,107)	$(258,104)	$(6,801,463)

Adjustments to reconcile net loss to
net cash used in operating activities:
Share based compensation		284,000	50,000	2,768,323
Impairment of intangibles		-	-	26,475
Shares issued in payment of interest expense		-	-	750,000
Beneficial conversion feature on notes payable		114,000		114,000
Other income		-	-	(146,044)
Changes in assets and liabilities:
Notes receivable		-	-	88,178
Refundable income taxes		-	-	2,257
Accounts payable and accrued expenses		187,107	208,034	2,746,834
Total adjustments		585,107	(70)	6,350,023
NET CASH USED IN OPERATING ACTIVITIES		(90,000)	-	(451,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable		90,000	-	429,940
Capital contribution		-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		90,000	-	451,440

INCREASE IN CASH		-	-	-

CASH - BEGINNING OF PERIOD		-	(70)	-

CASH - END OF PERIOD	$		$-	$

CASH PAID FOR :
Interest		$-	$-	$-
Taxes		$-	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable		$-	$-	$129,940
Common stock issued for payment of accounts and loans payable and guarantee of debt	$		$-	$1,767,617
Proceeds from exercise of option and warrants offset in payment of accounts payable		$125,000	$-	$930,450
Acquisition of intangibles for common stock		$-	$-	$26,475

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF BUSINESS

RTG Ventures, Inc. ("RTG" or the "Company") was incorporated in the state of Florida in September 1999.

Effective August 27, 2003 the Company changed their fiscal year end from May 31 to August 31.

In May, 2003 We acquired 100% of the outstanding common stock of  MJWC Inc. (“MJWC”)  a British Virgin Island Corporation.  MJWC never traded and was closed in 2008.

In May, 2003 We increased the number of authorized shares of common stock from 20,000,000 to 50,000,000.

In  November ,2004 We increased the number of authorized shares of common stock from 50,000,000 to 100,000,000.

In August, 2005 We increased the number of authorized shares of no par value common stock from 100,000,000 to 200,000,000 and authorized capital of 2,000,000 no par value preferred shares. The Company amended both common and preferred stocks to reflect a par value of $.001 per share.

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

Income Taxes

We compute deferred income taxes under the asset and liability method prescribed by FASB ASC 740. “Income Taxes ” Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement amounts and the tax basis of certain assets and liabilities by applying statutory rates in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Loss Per Common Share – Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.  There were no common stock equivalents as of  February 28, 2010 and 2009.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

 Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through February 28, 2010 of $6,801,463 and had negative working capital at February 28, 2010 of $1,220,694. The Company incurred a net loss for the year ended August 31, 2009 of $514,910 and the quarter ended February 28, 2010 of $334,623. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or series of mergers with an existing operating company or companies.

NOTE 4 - NOTES PAYABLE

In September, 2009, the Company issued notes payable to certain shareholders of the Company for $135,000. The note bears no interest and is payable on demand.

In November, 2009, the Company issued convertible debentures for a total of $25,000 at 0% interest. The notes mature in May, 2010 and are convertible into shares of the Company’s common stock at $.015 per share as of that date.

In December, 2009 the Company issued a convertible debenture in the amount of $15,000 at 0% interest. The note matures in June, 2010 and in convertible into shares of the Company’s common stock at $.01 per share as of that date.

In February, 2009 the Company issued convertible debentures in the amount of $50,000 at 0% interest. The notes mature in August 2010 and are convertible into shares of the Company’s common stock at $.01 per share at that date.

During the six months ended February 28, 2010 we have recorded $114,000 in interest expense related to beneficial conversion features associated with the issuance of these debentures.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2010 and August 31, 2009 accounts payable and accrued expenses consisted of the following:

	February 28,	August 31,
	2010	2009
Trade Payables	$63,692	$39,755
Professional Fees	81,735	88,585
Officers Compensation	850,267	805,247
Total	$995,694	$933,587

NOTE 6 - COMMON STOCK

In April, 2009 1,200,000 shares of common stock were provided to a consultant in advance of the provision of consideration, as a show of good faith, under a contract for those anticipated services.

In September ,2009, Linda Perry an officer of the Company, exercised 1,500,000 stock options at an average exercise price of $.05 per share or $75,000 in the aggregate and Lancer Corporation, a related party, exercised 1,000,000 stock options at an average exercise price of $.05 or $50,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended February 28, 2010 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

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

In January 2010, 3,000,000 shares of common stock were issued in connection with certain guarantees  provided to the Company.

NOTE 7 - STOCK OPTIONS

On September 1, 2009, the Company granted 2,500,000 stock options with a fair value of $50,000. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during September 2009 as discussed in note 6. No options were outstanding at February 28, 2010.

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

NOTE 10 - SHARE EXCHANGE AGREEMENT

In March 2007 the Company signed a Definitive Agreement with Atlantic Network Holdings, Ltd New Media TV Limited, both non U.S entities, and certain unaffiliated share holders, whereby all of the above entities shares would be exchanged for 1,273,059 preferred shares of the Company with voting rights of 1 preferred share equal to 100 common shares. This agreement was rescinded by the Company subsequent to the end of the reporting period. (Note 11 Subsequent Events)

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated subsequent events through April 19, 2010, the date the financial statements were available to be issued.

 On March 30, 2010, at a meeting of the RTGV Board of Directors the Share Exchange Agreement among RTG Ventures, Inc., (the “Company”), Atlantic Network Holdings Limited, a Guernsey company limited by shares ("ANHL"), New Media Television (Europe) Limited, a United Kingdom private company limited by shares and a majority owned subsidiary of ANHL ("NMTV"), and certain outside shareholders of NMTV was rescinded..

In March 30, 2010,We and Cloud Channel Limited (“Cloud Channel”), a United Kingdom private company completed a Share Exchange Agreement whereby we exchanged 500,000 of our preferred stock for all the shares of Cloud Channel 10,000,000 (Ten Million) ordinary shares, £ .0001 per share par value.

On April 1, 2010 Neil Gray was appointed our Chairman of the Board by the Board of Directors.

On April 6, 2010 Mr. Fludgate was appointed Chief Executive Officer replacing Linda Perry who will remain as a director and was appointed Chair of the Nomination, Compensation and Audit Committees. Dominic Hawes-Fairley was appointed President.

Section 2 -- Financial Information

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

The Company is in a start up mode with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders, to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares. In March, 2010 this share exchange agreement was rescinded. In March 2010,We and Cloud Channel Limited (“Cloud Channel”), a United Kingdom private company completed a Share Exchange Agreement whereby we exchanged 500,000 of our preferred stock for all the shares of Cloud Channel 10,000,000 (Ten Million) ordinary shares, £ .0001 per share par value.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The LOI provides an exclusive option to purchase the intellectual property rights for iPayu and the right to operate its business.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at February 28, 2010 we had an accumulated deficit of $6,801,463. The report of our independent registered public accounting firm Sherb & Co., LLP, on our last audited financial statements dated August 31, 2009, contains a qualification regarding our ability to continue as a going concern.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended February 28, 2010 the Company did not sell any stock nor repurchase any of its equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

RTG VENTURES, INC.

Date: April 19, 2010	By: /s/ Barrington J Fludgate
Barrington J Fludgate, Chief Executive Officer & Chief Financial Officer