Form 10-Q
period 2010-05-31
RTG VENTURES INC
filed 2010-07-15
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: May 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o David E. Price
1915 Eye Street Northwest
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,718,885 shares of Common Stock, par value $.001 per share, as of July 9, 2010.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

 RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,144,199	$933,587
Notes payable	300,000	135,000

TOTAL CURRENT LIABILITIES	1,444,199	1,068,587

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001; authorized 2,000,000 shares, issued - none	-	-
Common stock, par value .001; authorized 200,000,000 shares; 134,718,885 and 126,218,885 shares issued and outstanding, respectively	134,719	126,219
Additional paid in capital	5,497,050	4,931,550
Deficit accumulated during development stage	(7,075,968)	(6,126,356)

TOTAL STOCKHOLDERS' DEFICIT	(1,444,199)	(1,068,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative From July 17, 2000 (Inception) To
	2010	2009	2010	2009	May 31, 2010

REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	223,505	106,235	784,612	344,839	5,506,572
Impairment of intangibles	-	-	-	-	26,475
Interest expense	51,000	-	165,000	19,500	1,089,000
Merger and acquisition costs	-	-	-	-	634,751

LOSS BEFORE OTHER INCOME	(274,505)	(106,235)	(949,612)	(364,339)	(7,256,798)

OTHER INCOME - FORGIVENESS OF DEBT	-	-	-	-	180,830

NET LOSS	$(274,505)	$(106,235)	$(949,612)	$(364,339)	$(7,075,968)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	131,589,051	125,018,885	131,589,051	125,018,885

See notes to unaudited consolidated financial statements.

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock			Deficit Accumulated	Total
	Shares	Amount	Additional Paid in Capital	During Stage	Stockholders' Deficit

Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for payment of accounts payable	2,400,000	2,400	64,800	-	67,200
Net loss	-	-	-	(514,910)	(514,910)
Balance, August 31, 2009	126,218,885	126,219	4,931,550	(6,126,356)	(1,068,587)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	2,500,000	2,500	122,500	-	125,000
Shares issued for services	6,000,000	6,000	228,000	-	228,000
Issuance of notes payable with beneficial conversion feature	-	-	165,000	-	165,000
Net loss	-	-	-	(949,612)	(949,612)
Balance, May 31, 2010	134,718,885	$134,719	$5,497,705	$(7,075,968)	$(1,450,199)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,			Cumulative From July 17, 2000 (Inception) To
	2010		2009	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(949,612)	$(364,339)	$(7,075,968)

Adjustments to reconcile net loss to
net cash used in operating activities:
Share based compensation		284,000	75,200	2,703,623
Impairment of intangibles		-	-	26,475
Shares issued in payment of interest expense		-	-	750,000
Beneficial conversion feature on notes payable		165,000	-	165,000
Other income		-	-	(146,044)
Changes in assets and liabilities:
Notes receivable		-	-	88,178
Refundable income taxes		-	-	2,257
Accounts payable and accrued expenses		335,612	271,560	2,935,039
Total adjustments		784,612	346,769	6,524,528
NET CASH USED IN OPERATING ACTIVITIES		(165,000)	(17,570)	(551,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable		165,000	17,500	529,940
Capital contribution		-	-	21,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		165,000	17,500	551,440

DECREASE IN CASH		-	(70)	-

CASH - BEGINNING OF PERIOD		-	70	-

CASH - END OF PERIOD	$		$-	$

CASH PAID FOR :
Interest		$-	$-	$-
Taxes		$-	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable		$-	$-	$129,940
Common stock issued for payment of accounts and loans payable and guarantee of debt	$		$-	$1,767,617
Proceeds from exercise of option and warrants offset in payment of accounts payable		$125,000	$-	$930,450
Acquisition of intangibles for common stock		$-	$-	$26,475

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

In  November, 2004 we increased the number of authorized shares of common stock from 50,000,000 to 100,000,000.

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

Loss Per Common Share – Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Convertible equity instruments such as stock options and convertible debentures are excluded from the computation of diluted loss per share, as the effect of the assumed exercises would be anti-dilutive.  There were no common stock equivalents as of May 31, 2010 and 2009.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through May 31, 2010 of $7,075,968 and had negative working capital at May 31, 2010 of $1,444,199. The Company incurred a net loss for the year ended August 31, 2009 of $514,910 and the quarter ended May 31, 2010 of $274,505. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or series of mergers with an existing operating company or companies.

NOTE 4 - NOTES PAYABLE

In November, 2009, the Company issued convertible debentures for a total of $25,000 at 0% interest. The notes mature in May, 2010 and are convertible into shares of the Company’s common stock at $.015 per share as of that date.

In December, 2009 the Company issued a convertible debenture in the amount of $15,000 at 0% interest. The notes mature in June, 2010 and are convertible into shares of the Company’s common stock at $.01 per share as of that date.

In February, 2010 the Company issued convertible debentures in the amount of $50,000 at 0% interest. The notes mature in August 2010 and are convertible into shares of the Company’s common stock at $.01 per share at that date.

In March, 2010, the Company issued convertible debentures in the amount of $25,000 at 0% interest. The notes mature in September 2010 and are convertible into shares of the Company’s common stock at $.015 per share at that date.

In May, 2010, the Company issued convertible debentures in the amount of $50,000 at 0% interest. The notes mature in November 2010 and are convertible into shares of the Company’s common stock at $.01 per share at that date.

During the nine months ended May 31, 2010 we have included charges of $165,000 in interest expense related to beneficial conversion features associated with the issuance of these debentures.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2010 and August 31, 2009 accounts payable and accrued expenses consisted of the following:

	May 31,	August 31,
	2010	2009
Trade Payables	$64,531	$39,755
Professional Fees	78,985	88,585
Officers Compensation	1,000,683	805,247
Total	$1,144,199	$933,587

NOTE 6 - COMMON STOCK

In September, 2009, Linda Perry an officer of the Company, exercised 1,500,000 stock options at an average exercise price of $.05 per share or $75,000 in the aggregate and Lancer Corporation, a related party, exercised 1,000,000 stock options at an average exercise price of $.05 or $50,000 in the aggregate. These amounts were offset against officer compensation payable by the Company. During the fiscal quarter ended May 31, 2010 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

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

NOTE 7 - STOCK OPTIONS

On September 1, 2009, the Company granted 2,500,000 stock options with a fair value of $50,000. The Black-Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. All stock options were exercised during September 2009 as discussed in note 6. No options were outstanding at May 31, 2010.

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

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000, the contracts are rolling, renewable annual contracts thereafter. Options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, beginning in September, 2007. Such option will be granted at market prices and expire after five years from the date of the grant. During the quarter ended May 31, 2010 we accrued only one months salary under the terms of these employment agreements.

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

NOTE 11 – SUBSEQUENT EVENTS

We have evaluated subsequent events through June 15, 2010, the date the financial statements were available to be issued.

In June 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matures in December 2010 and is convertible into shares of the Company's common stock at $0.0075 per share at that date.

In June, 2010, the Company enteed into a consulting agreement to ensure the trading public has an accurate understanding of the Company's Business plan and execution. The period is for 2 years and payment is 4,000,000 Restricted Shares.

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

On March 31, 2010, RTG Ventures, Inc., a Florida corporation (the “Company”) and Cloud Channel Limited (“Cloud Channel”), a private company registered in England and Wales with company number 07147702, limited by shares, entered into and completed a Share Exchange Agreement whereby the Company acquired all of the shares of Cloud Channel, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value.

Cloud Channel will be allocated Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of Bitemark MC Limited and Stylar Limited.  The Convertible Preferred Shares will be issued concurrently with their conversion to common stock 12 months from March 31st 2010 or 12 months from the filing of audited financials.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. As of June, 2010 the LOI has been revised to a joint venture agreement.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As of May 31, 2010 we had an accumulated deficit of $7,075,968. The report of our independent registered public accounting firm Sherb & Co., LLP, on our last audited financial statements dated August 31, 2009, contains a qualification regarding our ability to continue as a going concern.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

CEO Certification

As of the end of the period covered by this quarterly report, our company carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("the Certifying Officer"), an evaluation of the effectiveness of our "disclosure controls and procedures". The certifications of the CEO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of this report contains information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls

We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive Officer is responsible for establishing, maintaining and enhancing these procedures. He is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2010 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: July 15, 2010	By: /s/ Dominic Hawes - Fairley
Dominic Hawes - Fairley Chief Executive Officer