Form 10-K
period 2010-08-31
RTG VENTURES INC
filed 2010-12-15
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2010

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-85072

RTG VENTURES, INC.
(Name of small business issuer in its charter)

Florida	59-3666743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o David Price, Esq.
1915 Eye Street NW, 5th FL
Washington, DC 20006
(Address of principal executive offices)

(917) 488-6473
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on
None	which registered

Securities registered under Section 12(g) of the Exchange Act:

None
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

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $1,952,000 based on the average closing bid and ask price for the Common Stock on December 13, 2010 of $0.017 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:	162,702,219
(Class)	(Outstanding as of December 13, 2010)

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K
For the Fiscal Year Ended August 31, 2010

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

Our shareholders have approved an increase in our share capital allowing for an increase in the number of authorized common shares from 200,000,000 to 300,000,000 with an effective date of August 31, 2010. We filed the amended articles of incorporation with the state of Florida on December 10, 2010. This filing remains pending.

The Company is an operating Company with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded on March 30, 2010.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures Europe”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) Ltd from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of Bitemark MC Limited and Stylar Limited. RTG Ventures (Europe) Ltd has been valued 12 months forward using forecasts submitted by them and agreed by the Company. Based on the results after 12 months, shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. At conversion the valuations will be adjusted up to a maximum of 25% in either direction using performance against forecast. All preferred stock will be held by RTGV's transfer agent for the 12 month period ending September 3, 2011

The Company has developed a unique model that enables live music video rights owners to control and monetize their assets through internet and mobile internet distribution. The Company also enables destination site owners to source top quality media content without the need to negotiate rights for each media item they stream.

RTG Ventures, Inc. is a technology and marketing services company with disruptive products in the high growth areas in digital technology, mobile and video, at its core. The Company is organized in three divisions: Media Systems, Payment Systems and Software & Services.

The Payment Systems Division is rolling-out a disruptive mobile payment platform built on a full banking system. The divisions first commercial product, IPayu, enable payments to be made from a mobile phone with funds executed bank-to-bank. No prior relationships are needed with banks. The product has completed its alpha testing phase and will offer commercial customers the ability to create their own virtual digital currencies, mobile gift certificates and promotional coupon programs.

The Media Systems Division is developing an application called CloudChannel which automates the syndication and monetization of video streams to digital devices.  CloudChannel uses sophisticated, user-defined business and royalty management rules to enable rights holders to maximize revenues from each and every digital asset they own, offering a disruptive media monetization mechanism which will render inefficient blanket licensing deals obsolete.

CloudChannel is being developed to attract a significant strategic partner which could lead to a buyout in part, as a whole, or as a spin off to optimize shareholder value. The Media Systems Division is also developing a consumer product, Flowcaster, which will stream content from the CloudChannel application to the web, mobile phones and IPTV platforms.

The Software & Systems Division offers low risk, sustainable revenues to support development and evolution of disruptive technologies. One of the operating units, Digital Clarity, has cutting edge marketing capabilities which are attracting blue chip clients, while the other unit, BMC, provides merchandising capabilities which utilize short production runs and global franchising opportunities.

RTG Ventures is a full-service digital media & monetization company with an integrated value proposition unique in the industry. The Company will grow both organically and by acquisition to build sustainable shareholder value and competitive advantage. RTG Ventures’ management team is networked at the highest levels in the industry globally and the recent addition of one of Europe’s most accomplished Web TV experts will continue the Company’s ascent.

Sales and Marketing

The Company has employed a business development executive, and through its officers and directors is preparing to launch its technology. The acquired companies have direct marketing programs.

Research and Development

The Company is developing disruptive technologies in media systems and payment systems through the iPayu joint venture and media systems platforms.

Employees

We currently have two full-time employees.

Item 1A. Risk Factors In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Associated with Our Business and the Share Exchange Agreement (“Agreement”) with CloudChannel Limited aka RTG Ventures (Europe) Limited.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the fiscal year ended August 31, 2010, which are included in Item 8 of this annual report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

We will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

There are infrastructure costs associated with a public company including regulatory and investor awareness programs during the first year following the Share Exchange with RTG Ventures Europe. Thereafter, we will need to raise substantial additional capital in fiscal years 2011 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations. We may also need to raise funds in order to respond to competitive pressures or acquire complementary related products, services, businesses and/or technologies. We cannot assure you that any such financing will be available to us in the future on acceptable terms or at all. If if we cannot raise required funds on acceptable terms, we may not be able to, among

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

Following closing, certain divisions of the Company will remain in a start-up mode. Despite the fact that our proposed business strategies in such event will incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services or that such products or services will be embraced, or even accepted, by the market. Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process. If we are unable to develop or implement any such model or strategies through our projects and our technology, we may never achieve profitability. And even if we do achieve profitability, we can predict neither its sustainability nor its level.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We currently do not own or lease any real property.  Our executive offices are located c/o David Price, Esq., Top Tier Strategies LLC, 1915 Eye Street NW, 5th FL, Washington, DC 20006. We do not pay rent for our executive offices.  We believe that our current offices are sufficient for our immediate and near-term needs. Eventually we expect to open offices in Los Angeles and New York. In November we contracted for an office in London.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

Our shareholders have approved an increase in our share capital allowing for an increase in the number of authorized common shares from 200,000,000 to 300,000,000 with an effective date of August 31, 2010. We filed the amended articles of incorporation with the state of Florida on December 10, 2010. This filing remains pending.

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

Year Ended August 31, 2009:	High Bid	Low Bid
First Quarter	$0.039	$0.010
Second Quarter	$0.018	$0.010
Third Quarter	$0.055	$0.010
Fourth Quarter	$0.070	$0.023

Year Ended August 31, 2010:	High Bid	Low Bid
First Quarter	$0.080	$0.030
Second Quarter	$0.04	$0.02
Third Quarter	$0.045	$0.02
Fourth Quarter	$0.027	$0.01

The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 13, 2010 was $0.017 per share.  As of December 13, 2010, there were 112 holders of record of our common stock.

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2010.

Recent issuances of Unregistered Securities

In November 2008, we issued an aggregate of 5,000,000 shares of common stock to our directors and executive officers upon the exercise of options previously granted to such individuals (September 2007 and September 2008). The Company received a total of $127,500 as consideration for such exercise. These amounts were offset against officer compensation payable by the Company. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

In April, 2009 1,200,000 shares of common stock were provided to a consultant in advance of the provision of consideration, as a show of good faith, under a contract for those anticipated services. In June, 2009, the contract was extended and an additional 1,200,000 shares of common stock provided under the same provisions. The Company has sent a Demand Letter to the consultant for the return of all shares issued because of non-performance on the part of said consultant. The contract is governed by Arbitration, and if the shares are not returned voluntarily, the Company will file for an arbitration action. As of November, 2010, the shares remain restricted.

In September 2009, we issued an aggregate of 2,500,000 shares of common stock to our directors and executive officers upon the exercise of options granted to such individuals (September 2009). The Company received a total of $125,000 as consideration for such exercise. These amounts were offset against officer compensation payable by the Company. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

In September, 2009, 1,000,000 shares of common stock for $50,000 were issued to a non-affiliate for services rendered for investor relations awareness in recognition of the protracted close of the Share Exchange and to ensure continuation of services.

In October, 2009, 2,000,000 shares of common stock for $82,000 were issued to a non-affiliate for services rendered to provide the design, development, execution and maintenance of the Company's website, www.rtgventures.com. The Company owns the domain name and the site as a result of this transaction.

In October, 2009 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 million shares.

In December, 2009 the Company issued 2,500,000 shares of common stock for $90,000 to a consultant for business services regarding financial structure amid tactical analysis for a 12 month period.

In January, 2010, 3,000,000 shares of common stock for $90,000 were issued in connection with certain guarantees provided to the Company.

In April, 2010, 3,000,000 shares of common stock for $69,000 were issued to a Company officer as a sign-on bonus under the terms of the agreement for services. 1,500,000 shares of common stock for $34,500 were issued to another Company officer as a sign-on bonus under the terms of the agreement for services.

In May, 2010 the Company converted two convertible debentures totaling $25,000 at $0.015, for a total of 1,666,668 shares issued.

In May, 2010 the Company issued 266,666 shares as additional consideration associated with convertible debentures issued in November, 2009.

In June, 2010 the Company converted a convertible debenture for $15,000 at $0.015 at 0% interest and issued 1,000,000 million shares.

In June, 2010 the Company entered into a 2 year consulting agreement to ensure the trading public has an accurate understanding of the Company’s Business Plan and execution. $4,000,000 restricted shares were issued as payment valued at $72,000.

In July, 2010, 300,000 shares of common stock for $4,800 were issued to a company executive as a sign on bonus under terms of an employment contract.

In October, 2010, the Company entered into a three month consulting agreement. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock for $6,350. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock in November, 2010 and another 1,000,000 shares of restricted stock in December, 2010. The contract was terminated prior to the issuance of the 1,000,000 restricted shares to be issued in December, 2010.

In October, 2010 the Company converted a convertible debenture for $25,000 at $0.01 at 0% interest and issued 2,500,000 shares.

In November, 2010, 500,000 shares of common stock were issued for $5,900 to a consultant as a sign-on bonus under the terms of the agreement for services.

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

The Company is operating with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded on March 30, 2010. A new agreement with Cloud Channel Limited renamed RTG Ventures (Europe) Limited was consumated on March 31, 2010.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) Ltd from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of Bitemark MC Limited and Stylar Limited. RTG Ventures (Europe) Ltd has been valued 12 months forward using forecasts submitted by them and agreed by the Company. Based on the results after 12 months, shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. At conversion the valuations will be adjusted up to a maximum of 25% in either direction using performance against forecast. All preferred stock will be held by RTGV's transfer agent for the 12 month period.

RTG Ventures, Inc. has developed a unique model that enables live music video rights owners to control and monetize their assets through internet and mobile internet distribution. The Company also enables destination site owners to source top quality media content without the need to negotiate rights for each media item they stream.

RTG Ventures, Inc. is a technology and marketing services company with disruptive products in the hottest areas in digital technology, mobile and video, at its core. The Company is organized in three divisions: Media Systems, Payment Systems and Software & Services.

The Payment Systems Division is rolling-out a disruptive mobile payment platform built on a full banking system. The divisions first commercial product, IPayu, enable payments to be made from a mobile phone with funds executed bank-to-bank. No prior relationships are needed with banks. The product has completed its alpha testing phase and will offer commercial customers the ability to create their own virtual digital currencies, mobile gift certificates and promotional coupon programs.

The Media Systems Division is developing an application called CloudChannel which automates the syndication and monetization of video streams to digital devices. CloudChannel uses sophisticated, user-defined business and royalty management rules to enable rights holders to maximize revenues from each and every digital asset they own, offering a disruptive media monetization mechanism which will render inefficient blanket licensing deals obsolete.

CloudChannel is being developed to attract a significant strategic partner which could lead to a buyout in part, as a whole, or as a spin off to optimize shareholder value. The Media Systems Division is also developing a consumer product, Flowcaster, which will stream content from the CloudChannel application to the web, mobile phones and IPTV platforms.

The Software & Systems Division offers low risk, sustainable revenues to support development and evolution of disruptive technologies. One of the operating units, Digital Clarity, has cutting edge marketing capabilities which are attracting blue chip clients, while the other unit, BMC, provides merchandising capabilities which utilize short production runs and global franchising opportunities.

RTG Ventures is a full-service digital media & monetization company with an integrated value proposition unique in the industry. The Company will grow both organically and by acquisition to build sustainable shareholder value and competitive advantage. RTG Ventures’ management team is networked at the highest levels in the industry globally and the recent addition of one of Europe’s most accomplished Web TV experts will continue the Company’s ascent.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at August 31, 2010 we had an accumulated deficit of $7,457,962. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  We have adopted the Codification in the period ending March 31, 2010.  The adoption of the Codification did not result in any change in our significant accounting policies.

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of the Codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

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

We have audited the accompanying consolidated balance sheet of RTG Ventures, Inc (a development stage company), as of August 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2010 and 2009 and for the period July 17, 2000 (inception) to August 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. (a development stage company) as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended August 31, 2010 and 2009, and the period from July 17, 2000 (inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc.  (a development stage company), will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2010 of approximately $7,458,000. The Company incurred a net loss for the year ended August 31, 2010 of approximately $1,332,000 and has negative working capital at August 31, 2010 of approximately $1,449,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP.
Certified Public Accountants
 New York, New York
 December 14, 2010

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$-	$-

TOTAL	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,197	$128,340
Due to related party	73,841	-
Accrued compensation	869,522	805,247
Convertible notes payable	125,000	-
Loans payable	275,000	135,000

TOTAL CURRENT LIABILITIES	1,448,560	1,068,587

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001;
authorized 2,000,000 shares, issued – none	-	-
Common stock, par value .001; authorized 200,000,000 shares;
151,452,219 and 126,218,885 shares issued and outstanding, respectively	151,453	126,219
Additional paid in capital	5,857,949	4,931,550
Deficit accumulated during development stage	(7,457,962)	(6,126,356)

TOTAL STOCKHOLDERS' DEFICIT	(1,448,560)	(1,068,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See accompanying notes to consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From July 17,
			2000 (Inception)
	Year ended August 31,		To August 31,
	2010	2009	2010

REVENUES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	1,254,355	495,410	5,976,315
Impairment of intangibles	-	-	26,475
Interest expense	80,333	19,500	1,004,333
Merger and acquisition costs	-	-	634,751

LOSS BEFORE OTHER INCOME	(1,334,688)	(514,910)	(7,641,874)

OTHER INCOME
Gain on foreign currency translation	3,082	-	3,082
Forgiveness of debt	-	-	180,830

NET LOSS	$(1,331,606)	$(514,910)	$(7,457,962)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	142,036,062	124,212,858

See accompanying notes to consolidated financial statements

RTG VENTURES INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	in Capital	Stage	Deficit

Balance, July 17, 2000 to May 31, 2002	5,208,000	$5,208	$-	$-	$5,208
Issuance of common stock for services	500,000	500	-	-	500
Reverse acquisition of RTG	22,750,000	22,750	84,656	-	107,406
Shares issued for certain intangible rights	3,725,000	3,725	-	-	3,725
Value of stock options / warrants issued	-	-	4,500	-	4,500
Exchange of MJWC pre-merger shares for shares in the company	(500,000)	(500)	-	-	(500)
Net loss	-	-	-	(786,573)	(786,573)
Balance, May 31, 2003	31,683,000	31,683	89,156	(786,573)	(665,734)
Issuance of common stock for services	450,000	450	4,050	-	4,500
Net loss	-	-	-	(227,500)	(227,500)
Balance, August 31, 2003	32,133,000	32,133	93,206	(1,014,073)	(888,734)
Issuance of common stock for services	500,000	500	239,500	-	240,000
Shares issued for exercise of options and warrants	3,500,000	3,500	611,500	-	615,000
Value of stock options issued	-	-	1,078,000	-	1,078,000
Shares issued for payment of accounts payable and services	2,100,000	2,100	634,900	-	637,000
Net loss	-	-	-	(2,435,303)	(2,435,303)
Balance, August 31, 2004	38,233,000	38,233	2,657,106	(3,449,376)	(754,037)
Capital contribution			13,500		13,500
Shares issued for payment of accounts payable and services	65,935,885	65,936	1,037,781	-	1,103,717
Shares cancelled	(300,000)	(300)	(89,700)	-	(90,000)
Shares issued for exercise of options and warrant	2,450,000	2,450	58,000	-	60,450
Interest expense	-	-	100,000	-	100,000
Net loss	-	-	-	(618,697)	(618,697)
Balance, August 31, 2005	106,318,885	106,319	3,776,687	(4,068,073)	(185,067)
Capital contribution	-	-	8,000	-	8,000
Value of stock options granted	-	-	6,123	-	6,123
Net loss	-	-	-	(133,836)	(133,836)
Balance, August 31, 2006	106,318,885	106,319	3,790,810	(4,201,909)	(304,780)
Shares issued for payment of interest expense	-	-	650,000	-	650,000
Shares issued for exercise of options	2,500,000	2,500	-	-	2,500
Shares issued for conversion of debentures	10,000,000	10,000	90,000	-	100,000
Net loss	-	-	-	(1,019,464)	(1,019,464)
Balance, August 31, 2007	118,818,885	118,819	4,530,810	(5,221,373)	(571,744)
Share based compensation	-	-	33,500	-	33,500
Extinguishment of debt	-	-	129,940	-	129,940
Net loss	-	-	-	(390,073)	(390,073)
Balance, August 31, 2008	118,818,885	118,819	4,694,250	(5,611,446)	(798,377)
Share based compensation	-	-	50,000	-	50,000
Shares issued for exercise of options	5,000,000	5,000	122,500	-	127,500
Shares issued for payment of accounts payable	2,400,000	2,400	64,800	-	67,200
Net loss	-	-	-	(514,910)	(514,910)
Balance, August 31, 2009	126,218,885	126,219	4,931,550	(6,126,356)	(1,068,587)
Share based compensation	-	-	100,000	-	100,000
Shares issued for exercise of options	2,500,000	2,500	122,500	-	125,000
Shares issued for services	12,500,000	12,500	375,500	-	388,000
Beneficial conversion feature	-	-	75,000	-	75,000
Shares issued for conversion of debentures @ $0.01 per share	2,500,000	2,500	22,500	-	25,000
Shares issued for conversion of debentures @ $0.015 per share	2,666,668	2,667	37,333	-	40,000
Shares issued in connection with interest incurred	266,666	267	5,066	-	5,333
Shares issued in connection with employment agreements	4,800,000	4,800	103,500	-	108,300
Capital contribution	-	-	85,000	-	85,000
Net loss	-	-	-	(1,331,606)	(1,331,606)
Balance, August 31, 2010	151,452,219	$151,453	$5,857,949	$(7,457,962)	$(1,448,560)

See accompanying notes to consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative From July 17, 2000
				(Inception)
	Year ended August 31,			To August 31,
	2010		2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,331,606)	$(514,910)	$(7,457,962)

Adjustments to reconcile net loss to
net cash used in operating activities:
Share based compensation		100,000	177,500	2,519,623
Impairment of intangibles		-	-	26,475
Shares issued in payment of interest expense		5,333	-	755,333
Shares issued for services		496,300	-	496,300
Beneficial conversion feature on notes payable		75,000	-	75,000
Other income		-	-	(146,044)
Changes in assets and liabilities:
Notes receivable		-	-	88,178
Refundable income taxes		-	-	2,257
Due to related party		73,841	-	73,841
Accrued compensation		329,275	-	329,275
Accounts payable and accrued expenses		(23,143)	227,340	2,576,284
Total adjustments		1,056,606	404,840	6,746,522

NET CASH USED IN OPERATING ACTIVITIES		(275,000)	(110,070)	(661,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan/note payable		190,000	135,000	579,940
Principal payment on loan/note payable		-	(25,000)	(25,000)
Capital contribution		85,000	-	106,500

NET CASH PROVIDED BY FINANCING ACTIVITIES		275,000	110,000	661,440

INCREASE (DECREASE) IN CASH		-	(70)	-

CASH - BEGINNING OF PERIOD		-	70	-

CASH - END OF PERIOD		$-	$-	$-

CASH PAID FOR :
Interest	$		$27,000	$27,000
Taxes		$-	$-	$-

Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Adjustment to additional paid in capital to record extinguishment of note payable		$-	$-	$129,940
Assignment of shareholder debt		$140,000	$-	$140,000
Common stock issued for payment of accounts payable and loans payable	$		$67,200	$1,592,417
Proceeds from exercise of option and warrants offset in payment of accounts payable		$125,000	$127,500	$805,450
Acquisition of intangibles for common stock		$-	$-	$26,475
Common stock issued in connection with conversion of debentures		$65,000	$-	$65,000

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

In July 2005, the Company discontinued pursuing the aforementioned lines of business and chose instead to focus on identifying a privately-owned company with revenues, a solid business plan and the need for a public entity to raise capital with which to merge or effect a share exchange.

On August 12, 2005, the Company increased the number of authorized shares of no par value common stock from 100,000,000 to 200,000,000 and authorized capital of 2,000,000 no par value preferred shares. The Company amended both common and preferred stocks to reflect a par value of $.001 per share.

In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving our Business Plan (“plan”) to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement.

On March 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met and the agreement was rescinded on March 30, 2010.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS (continued)

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Plan. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures Europe”). On March 31, 2010, the same date as the above Exchange Agreement, RTG Ventures Europe entered into share purchase agreements with Stylar Limited, a private limited company, whereby RTG Ventures (Europe) acquired 100% of its shares and with Bitemark MC Limited a private limited company, whereby RTG Ventures (Europe) acquired 100% of its shares. Pursuant to the Exchange Agreement, RTG Ventures, Inc. acquired 100% of the outstanding capital stock of RTG Ventures (Europe) Ltd from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of Bitemark MC Limited and Stylar Limited. RTG Ventures (Europe) Ltd has been valued 12 months forward using forecasts submitted by them and agreed by the Company. Based on the results after 12 months, shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. At conversion the valuations will be adjusted up to a maximum of 25% in either direction using performance against forecast. All preferred stock will be held by RTGV's transfer agent for the 12 month period ending September 3, 2011.

On September 3, 2010, the Company acquired 100% of the common stock of Stylar Limited. (“Stylar”), under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805.

On September 3, 2010, the Company acquired 100% of the common stock of Bitemark MC Ltd (“Bitemark”), under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805.

RTG Ventures, Inc. has developed a unique model that enables live music video rights owners to control and monetize their assets through internet and mobile internet distribution. The Company also enables destination site owners to source top quality media content without the need to negotiate rights for each media item they stream.

RTG Ventures, Inc. is a technology and marketing services company with disruptive products in the hottest areas in digital technology, mobile and video, at its core. The Company is organized in three divisions: Media Systems, Payment Systems and Software & Services.

The Payment Systems Division is rolling-out a disruptive mobile payment platform built on a full banking system. The divisions first commercial product, IPayu, enable payments to be made from a mobile phone with funds executed bank-to-bank. No prior relationships are needed with banks. The product has completed its alpha testing phase and will offer commercial customers the ability to create their own virtual digital currencies, mobile gift certificates and promotional coupon programs.

The Media Systems Division is developing an application called CloudChannel which automates the syndication and monetization of video streams to digital devices. CloudChannel uses sophisticated, user-defined business and royalty management rules to enable rights holders to maximize revenues from each and every digital asset they own, offering a disruptive media monetization mechanism which will render inefficient blanket licensing deals obsolete.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS (continued)

CloudChannel is being developed to attract a significant strategic partner which could lead to a buyout in part, as a whole, or as a spin off to optimize shareholder value. The Media Systems Division is also developing a consumer product, Flowcaster, which will stream content from the CloudChannel application to the web, mobile phones and IPTV platforms.

The Software & Systems Division offers low risk, sustainable revenues to support development and evolution of disruptive technologies. . One of the operating units, Digital Clarity, has marketing capabilities which are attracting blue chip clients, while the other unit, BMC, provides merchandising capabilities which utilize short production runs and global franchising opportunities.

RTG Ventures is a full-service digital media & monetization company with an integrated value proposition unique in the industry. The Company will grow both organically and by acquisition to build sustainable shareholder value and competitive advantage. RTG Ventures’ management team is networked at the highest levels in the industry globally and the recent addition of one of Europe’s most accomplished Web TV experts will continue the Company’s ascent.

Our shareholders have approved an increase in our share capital allowing for an increase in the number of authorized common shares from 200,000,000 to 300,000,000 with an effective date of August 31, 2010. We filed the amended articles of incorporation with the state of Florida on December 10, 2010. This filing remains pending.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

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

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at August 31, 2010 for fiscal year ended August 31, 2010.

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable, accrued expenses and loans payable. The Company considers the carrying amounts of these financial instruments to approximate fair value due to the short-term nature of these liabilities.

Stock Based Compensation

We account for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements and disclosure.  This guidance amends the fair value measurements and disclosures by improving the disclosure of fair value measurements.  We have adopted the Codification in the period ending March 31, 2010.  The adoption of the Codification did not result in any change in our significant accounting policies.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  We have adopted the Codification in the period ending September 30, 2009.  The adoption of the Codification did not result in any change in our significant accounting policies.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  The adoption of the new accounting guidance did not have a significant impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit for the period from July 17, 2000 (inception) through August 31, 2010 of $7,457,962 and had negative working capital at August 31, 2010 of $1,448,560. The Company incurred a net loss for the year ended August 31, 2010 of $1,331,606. These factors, among others, raise substantial doubt about its ability to continue as a going concern. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. The Company completed its business consolidation on September 3, 2010 and will seek long term financing

NOTE 4 - LOAN PAYABLE

During the fiscal year ended August 31, 2009, certain shareholders advanced $135,000 to the Company in anticipation of the completion of the pending transaction. The capital infusion was intended to facilitate the merger. The advances bear no interest. The conditions of closing were not met and the agreement was rescinded on March 30, 2010.

In July 2010 an officer of the Company assigned $140,000 of debt to a shareholder. The debt is due on demand and bears no interest.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At August 31, 2010 and 2009 accounts payable and accrued expenses consisted of the following:

	2010	2009
Trade payables	$113,483	$39,755
Professional fees	65,555	88,585
Total	$179,038	$128,340

NOTE 6 – CONVERTIBLE NOTES PAYABLE

In April 2009, the Company issued a convertible debenture for $25,000 at 0% interest. The note matured in October, 2009 and was converted into shares of the Company’s common stock at $.01 per share as of that date and 2,500,000 shares were issued.

In November, 2009, the Company issued convertible debentures for a total of $25,000 at 0% interest. The notes matured in May, 2010 and were converted into shares of the Company’s common stock at $.015 per share as of that date and 1,666,668 shares were issued.

In December, 2009 the Company issued a convertible debenture in the amount of $15,000 at 0% interest. The notes matured in June, 2010 and were convertible into shares of the Company’s common stock at $.015 per share as of that date and 1,000,000 shares were issued.

In February, 2010 the Company issued convertible debentures in the amount of $50,000 at 0% interest. The notes matured in August 2010 and are convertible into shares of the Company’s common stock at $.01 per share at that date. 5,000,000 shares were issued October, 2010.

In March, 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matures in September 2010 and is convertible into shares of the Company’s common stock at $.01 per share at that date.

In May, 2010, the Company issued a convertible debenture in the amount of $50,000 at 0% interest. The note matures in November 2010 and is convertible into shares of the Company’s common stock at $.01 per share at that date.

In September 2010, the Company agreed with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in nine months. The balance can be paid in full or can be converted into shares on or after March 26, 2011 at an average share price computed on the 30 days prior to conversion.

During the year ended August 31, 2010 we have included charges of $75,000 in interest expense related to beneficial conversion features associated with the issuance of these debentures.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DUE TO RELATED PARTY

As of August 31, 2010, a related party paid $73,841 in various expenses on behalf of the Company. These amounts have no payment terms and bear no interest.

NOTE 8 – ACCRUED SALARIES

As of August 31, 2010 the Company owes $869,522 to its employees. The amounts are non-interest bearing.

NOTE 9 - COMMON STOCK

In November 2008, we issued an aggregate of 5,000,000 shares of common stock to our directors and executive officers upon the exercise of options previously granted to such individuals (September 2007 and September 2008). The Company received a total of $127,500 as consideration for such exercise. These amounts were offset against officer compensation payable by the Company. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

In April, 2009 1,200,000 shares of common stock were provided to a consultant in advance of the provision of consideration, as a show of good faith, under a contract for those anticipated services. In June, 2009, the contract was extended and an additional 1,200,000 shares of common stock provided under the same provisions. The Company has sent a Demand Letter to the consultant for the return of all shares issued because of non-performance on the part of said consultant. The contract is governed by Arbitration, and if the shares are not returned voluntarily, the Company will file for an arbitration action. As of November, 2010, the shares remain restricted.

In September 2009, we issued an aggregate of 2,500,000 shares of common stock to our directors and executive officers upon the exercise of options granted to such individuals (September 2009). The Company received a total of $125,000 as consideration for such exercise. These amounts were offset against officer compensation payable by the Company. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for such issuance.

In September, 2009, 1,000,000 shares of common stock for $50,000 were issued to a non-affiliate for services rendered for investor relations awareness in recognition of the protracted close of the Share Exchange and to ensure continuation of services.

In October, 2009, 2,000,000 shares of common stock for $82,000 were issued to a non-affiliate for services rendered to provide the design, development, execution and maintenance of the Company's website, www.rtgventures.com. The Company owns the domain name and the site as a result of this transaction.

In October, 2009 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In December, 2009 the Company issued 2,500,000 shares of common stock for $90,000 to a consultant for business services regarding financial structure amid tactical analysis for a 12 month period.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK (continued)

In January, 2010, 3,000,000 shares of common stock for $90,000 were issued in connection with certain guarantees provided to the Company.

In April, 2010, 3,000,000 shares of common stock for $69,000 were issued to a Company officer as a sign-on bonus under the terms of the agreement for services. 1,500,000 shares of common stock for $34,500 were issued to another Company officer as a sign-on bonus under the terms of the agreement for services.

In May, 2010 the Company converted two convertible debentures totaling $25,000 at $0.015, for a total of 1,666,668 shares issued.

In May, 2010 the Company issued 266,666 shares as additional consideration associated with convertible debentures issued in March, 2010.

In June, 2010 the Company converted a convertible debenture for $15,000 and issued 1,000,000 shares.

In June, 2010 the Company entered into a 2 year consulting agreement to ensure the trading public has an accurate understanding of the Company’s Business Plan and execution. 4,000,000 restricted shares were issued as payment valued at $76,000.

In July, 2010, 300,000 shares of common stock for $4,800 were issued to a company executive as a sign on bonus under terms of an employment contract.

On October 11, 2010, the Company entered into a three month consulting agreement. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock for $6,350. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated prior to the issuance of the 1,000,000 restricted shares to be issued on December 11, 2010.

In October, 2010 the Company converted a convertible debentures for $25,000 at $0.01 and issued 2,500,000 shares.

In November, 2010, 500,000 shares of common stock were issued for $5,900 to a consultant as a sign-on bonus under the terms of the agreement for services.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS

 On September 1, 2009 the Company granted 2,500,000 stock options with a fair value of $50,000. The Black - Scholes option valuation model was used to estimate the fair value of the options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. This valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model for options granted along with the result from the model were as follows:

September 1, 2009
Exercise price	$0.05
Market price	$0.05
Risk-free interest rate	.42%
Expected life in years	1 year
Expected volatility	256%

No options to management and directors were issued and outstanding as of August 31, 2010 and no options to management and directors were outstanding as of August 31, 2009 respectively.

NOTE 11 - INCOME TAXES

For the years ended August 31, 2010 and 2009, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

	Year Ended August 31,
	2010	2009
Benefit computed at statutory rate	$(453,000)	$(181,000)
State tax (benefit), net of federal affect	(53,000)	(21,000)
Permanent differences (primarily non deductible compensation)	222,000	-
Increase in valuation allowance	284,000	202,000

Net income tax benefit	$-	$-

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $2,200,000 at August 31, 2010 which expire variously through 2030. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

Tax benefit of net operating loss carry-forward	$836,000
Accrued officer compensation	331,000
Compensation paid with options	67,000
Valuation allowance	(1,234,000)

Net deferred tax asset	$-

NOTE 12 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 13 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2006, the Company entered into three year employment and consulting agreements with two officers for annual remuneration of $185,000 and $120,000, the contracts are rolling, renewable annual contracts thereafter. Options to purchase 2,500,000 common shares will be granted each September that the agreement is in effect, beginning in September, 2007. Such option will be granted at market prices and expire after five years from the date of the grant. The contracts concluded on March 31, 2010. No further accruals took place after March 31, 2010.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYMENT AND CONSULTING AGREEMENTS (continued)

On April 29, 2008, the Company entered into a one year consulting agreement to provide investor relation services. The consultant was issued 500,000 restricted shares and a payment of $20,500 which is still outstanding. In Sept, 2009 an addendum was included for an additional 1,000,000 restricted shares reflecting the protracted delay in closing the transaction with ANHL et al. The ANHL transaction was rescinded in March, 2010. The addendum was for one year. The amount owed is non-interest bearing.

In April, 2010 term sheets were agreed with Company officers for annual remuneration of £100,000 ($155,000) for the Chairman and Director of the Company and £100,000 ($155,000) for the President and CEO of the Company. The contracts are for three years. Both may receive bonuses totaling 50-75% of their base salaries after certain Company performance objectives are achieved. The Chairman and Director decided to defer the annual remuneration of £100,000 ($155,000) but received 3.0 million restricted shares as a sign-on bonus and the President and CEO received 1.5 million restricted shares as a sign-on bonus.

On October 11, 2011, the Company entered into a three month consulting agreement for the purpose of consulting for equity and bond placements as well as financial relations, public relations and research services. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated prior to the last equity payment.

In November, 2010, the Company entered into a one year agreement with a consultant in the media systems division. 500,000 shares of common stock were issued to the consultant as a sign-on bonus under the terms of the agreement for services.

NOTE 14 – CAPITAL CONTRIBUTION

In July 2010 an officer of the Company made contributions of $85,000 to assist with various professional fees. These contributed funds are considered as paid in capital.

NOTE 15 – ACQUISITIONS

 RTGV acquired 100% of the shares of RTG Ventures Europe, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTG shall issue and transfer 500,000 from an aggregate amount of 1,273,059 preferred shares which convert into its common stock, .001 par value per share (the “RTG Common Stock”). The conversion rate is calculated in each individual contract and agreed by RTG.  It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by Cloud Channel. All shares held in escrow will be voted by management.

On March 31, 2010, the same date as the above Stock Exchange Agreement, RTG Ventures Europe entered into share purchase agreements with Stylar Limited, a private limited company, registered in England and Wales, company number 07009951, whereby RTGV acquired 100% of its shares and with Bitemark MC Limited a private limited company, registered in England and Wales, company number 4258735, whereby RTGV acquired 100% of its shares.

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACQUISITIONS (continued)

Stylar Limited

On September 3, 2010, the Company acquired 100% of the common stock of Stylar Limited. (“Stylar”), under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805.

The resultant Intangible Asset from the acquisition of Stylar totaling $30,671 has been deemed Non Contractual Customer Relationships that is being amortized over the estimated life of the asset of five years.

Bitemark MC Ltd

On September 3, 2010, the Company acquired 100% of the common stock of Bitemark MC Ltd (“Bitemark”), under the terms of a Stock Exchange Agreement.  The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for under the purchase method in accordance with ASC 805.

The resultant Intangible Asset from the acquisition of Bitemark totaling $777,244 has been deemed Non Contractual Customer Relationships that is being amortized over the estimated life of the asset of five years.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	Stylar Limited	Bitemark MC Ltd
ASSETS	(UNAUDITED)	(UNAUDITED)

Current assets	$137,307	$447,657

Intangible assets	930,671	777,244

Tangible assets	-	10,532

LIABILITIES

Current liabilities	72,478	343,933

Net purchase price	$995,500	$891,501

RTG VENTURES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ACQUISITIONS (continued)

The following  Unaudited pro forma consolidated  results of operations have been prepared as if the acquisition of Stylar Limited and Bitemark MC Ltd had occurred as of the following period:

	For the year ended August 31, 2010	For the year ended August 31, 2009
	(UNAUDITED)	(UNAUDITED)
Net revenues	$857,338	$583,903

Net profit (loss) from continuing operations	$(1,721,357)	$(908,254)

Net profit (loss) per share from continuing operations	$(0.00)	$(0.00)

Weighted average number of shares - Basic and diluted	287,179,908	269,356,704

NOTE 16 – SUBSEQUENT EVENTS

We have evaluated subsequent events through, 2010, the date the financial statements were available to be issued.

In September 2010, the Company agreed with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in six months. The balance can be paid in full or can be converted into shares at an average share price computed on the 30 days prior to conversion.

On October 11, 2010, the Company entered into a three month consulting agreement for the purpose of consulting for equity and bond placements as well as financial relations, public relations and research services. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated prior to the issuance of the last equity payment.

In November, 2010, RTG Ventures (Europe) Limited signed a month to month lease for office space in London.

In November, 2010, the Company entered into a one year agreement with a consultant for 500,000 shares of common stock were issued to the consultant as a sign-on bonus under the terms of the agreement for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2010, our management, consisting of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of August 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). On September 3, 2010, the Company filed an 8-K acquiring two companies operating in the UK, as such, materially affected the systems in place. An analysis will be undertaken for the next fiscal year to determine the appropriate internal control system required now that RTG Ventures is an operating company with global businesses. The inherent complexities of such an organization require a thorough study. A recommendation will be made and implemented by the end of the second quarter.

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

PART III MANAGEMENT

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2010, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

Name	Position
Neil Gray	Chairman and Director

Dominic Hawes-Fairley	Chief Executive Officer, President and Director

Linda Perry	Director, Chair Nomination/Compensation and Audit Committees

Barrington Fludgate	Non Executive Director

The following is a brief account of the business experience of each of our Directors and executive officers:

Neil Gray. Between 1999 and 2007, Gray was involved as an officer and equity participant of a privately held UK based Healthcare Group. Prior to leaving the group, a stable, conservative growth model was created to establish growth organically and by acquisition through operational knowledge and accurate prediction of cash flow/interest rates within the group’s debt/equity structure. The group’s interests were not restricted to the UK with alliances and interests developed into the European Union.

From 1994 to 1999, a “Hands On” approach to operational involvement and investment with personal financial incentives was garnered whist working in different cultural and geographical locations. These locations were Africa (South-West and West), South America (Equatorial), Spain (Mainland and The Canary Islands) and the Black Sea. The projects developed and entered into were engineering, textiles and import/export with the UK and EU.

The initial development of Gray’s understanding of business strategy was as part of a “think tank” team of individuals in a UK based insurance company between 1989 and 1994. The team’s role was to understand, develop and test their ideas against actuarial professionals. Gray sought out risk management knowledge and understanding of the global business of his employer during this time.

Gray’s formative years were spent as an employee of a UK based electrical engineering firm based in Northern England from 1985 to 1989 and in the engineering department of a British Coal deep mine colliery between 1979 and 1985.

Dominic Hawes-Fairley. Dominic Hawes-Fairley is the Chief Executive Officer and President of RTG Ventures, Inc. and is one of the authors of the company’s business strategy. Dominic has spent the last ten years building or consulting businesses in rapid growth. He is an early adopter of new technology with a strong marketing background who has recently focused on cloud computing and the retail market.

Dominic’s last business, BMC was acquired by RTG Ventures to provide a retail channel and expert sourcing capability in China. Dominic co-founded the business in 2002.

Prior to BMC, Dominic consulted with technology and media start-ups, helping them to define their business models, marketing strategies and sales plans. He was VP Marketing at Europe’s largest technology business incubator and prior to that ran a strategic marketing consultancy in London. Dominic also served as a commissioned officer in the Household Cavalry.

Linda Perry. Ms. Perry had served as our President, Chief Executive Officer and a Director until March 31, 2010 (excepting the period from April 19, 2005 to April 24, 2006). Currently she serves as a director and chair nomination/compensation and audit committees. She has had an extensive career in global and entrepreneurial businesses. Prior to that time, from 2001-2002, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a senior executive at ExxonMobil Corporation from 1983-1996, holding general management positions with global responsibility in finance, marketing and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

Barrington J. Fludgate. Mr. Fludgate had served as RTGV’s Chief Financial Officer until June 16, 2010 and as a Director since June 7, 2003 (excepting the period from April 19, 2005 to April 24, 2006). From June 7, 2003 until August 31, 2003 he served as our President and Chief Executive Officer and from April 1, 2010 through June 15, 2010 was Chief Executive Officer and Director. Mr. Fludgate currently serves as a Non Executive Director. Since May 2003, Mr. Fludgate has also served as the Chief Executive Officer of Lancer Corporation; a company that specializes in assisting non-US companies to enter the US public market. Prior to 1994, Mr. Fludgate held the positions of Chairman, CEO and CFO for Management Technologies Inc., a NASDAQ listed company which he founded. Mr. Fludgate has lectured on International Banking to European, US, Asia and Eastern European banks. Mr. Fludgate has considerable software experience, being the designer of one of the world’s largest installed international banking and payment systems. He holds a Masters degree in Business Administration from the City of London Business School. He is a Freeman of the City of London.

Board Committees

We currently do not have any standing committees on our Board of Directors; our full Board of Directors currently acts in such capacities.

Audit Committee

We have established an Audit Committee of the Board of Directors, for which a charter is being developed. The Audit Committee's duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship which would interfere with the exercise of independent  judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

We have established a Compensation Committee of the Board of Directors. The compensation committee will review and approve our total remuneration, including compensation of executive officers. The Compensation Committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Compensation of Directors

At present, none of our directors received any remuneration for acting as such. Directors are, however, reimbursed for their expenses. It is intended the directors will be compensated in accordance with industry and competitive factors.

Compliance with Section 16(A) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2010. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2010, or 2009, except as follows:

Name and	Fiscal year							All
principal	Ended			Other	Options/	Restricted	LTIP	other
position	August 31,	Salary	Bonus	Compensation	SARs	stock awards	Payouts	Compensation

Linda Perry	2010	107,917 (1)	0	0	0	0	0	0
President/CEO	2009	185,000 (2)	0	0	1,500,000 (4)	0	0	0

Lancer Corp.	2010 (6)
Barrington	2009	0	0	$120,000 (3)	1,000,000 (5)	0	0	0
Fludgate
Secretary/CFO

(1)
For the fiscal year ending August 31, 2010, Ms. Perry earned $107,917 through March 31, 2010. An offset to this compensation expense in the amount of $75,000 has been charged to share based compensation related to the grant and exercise of stock options by Ms. Perry during the period.

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

(3)
For the fiscal year ending August 31, 2009, Lancer Corporation earned $120,000, of which $0 has been paid. An offset in the amount of $51,000 has been charged to share based compensation related to the grant and exercise of stock options by Mr. Fludgate. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(4)	For the fiscal year ended August 31, 2009, Ms. Perry received 1,500,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share.

(5)
For the fiscal year ended August 31, 2009, Lancer Corporation received 1,000,000 stock options, each to purchase one share of our common stock at an exercise price of $.034 per share. Mr. Fludgate is the sole shareholder, officer and director of Lancer Corporation.

(6)	For the fiscal year ended August 31, 2010, Lancer Corporation did not receive compensation in excess of $100,000 therefore Mr. Fludgate’s compensation is not disclosed.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal year ended August 31, 2010.

OPTION GRANTS

On September 1, 2009, the Company granted 2,500,000 stock options as reported in the financial statements at November 30, 2009.

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

In September 2009, Linda Perry exercised 1,500,000 stock options at an exercise price of $.05 per share or $75,000 and Lancer Corporation exercised 1,000,000 stock options at an exercise price of $.05 or $50,000. During the fiscal year ended August 31, 2010 there were no other exercises of stock options by the named executives. The named executives have never received stock appreciation rights.

 Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2010.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Employment Agreement

Effective April 24, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Perry. The Agreement is for an initial three year term and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for her services, the Company has agreed to a base salary of $185,000. Ms. Perry will receive 1,500,000 5-year options on each September 1 that the Agreement is in effect, beginning on September 1, 2007. Such options will have an exercise price equal to the market price of our common stock on the date of grant. The contract concluded March 31, 2010.

Consulting Agreements

Effective April 24, 2006, the Company entered into a consulting agreement with Lancer Corporation ("Lancer") for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The Agreement is for an initial three year term and thereafter and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. Lancer will receive 1,000,000 5-year options on each September 1 that the agreement is in effect, beginning on September 1, 2007. Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer. This contract concluded March 31, 2010.

On April 29, 2008, the Company entered into a one year consulting agreement to provide investor relation services. The consultant was issued 500,000 restricted shares and a payment of $20,500 which is still outstanding. In Sept, 2009 an addendum was included for an additional 1,000,000 restricted shares reflecting the protracted delay in closing the transaction with ANHL et al. The ANHL transaction was rescinded in March, 2010. The addendum was for one year. The amount owed is non-interest bearing.

In December, 2009 the Company entered into a consulting agreement for business services regarding financial structure amid tactical analysis. The period is for twelve months and payment was 2,500,000 restricted shares.

 In April, 2010 term sheets were agreed with Company officers for annual remuneration of £100,000 ($155,000) for the Chairman and Director of the Company and £100,000 ($155,000) for the President and CEO of the Company. The contracts are for three years. Both may receive bonuses totaling 50-75% of their base salaries after certain Company performance objectives are achieved. The Chairman and Director decided to waive the annual remuneration of £100,000 ($155,000) but received 3.0 million restricted shares and the President and CEO received 1.5 million restricted shares.

In June, 2010 the Company entered into a consulting agreement to ensure the trading public has an accurate understanding of the Company’s Business Plan and execution. The period is for two years and payment was 4,000,000 restricted shares.

On October 11, 2010, the Company entered into a three month consulting agreement for the purpose of consulting for equity and bond placements as well as financial relations, public relations and research services. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract can be terminated at the end of each period. As such, the last payment will not be paid.

In November, 2010, the Company entered into a one year agreement with a consultant in the media systems division. 500,000 shares of common stock were issued to the consultant as a sign-on bonus under the terms of the agreement for services.

Report on Repricing of Options/Sars

During the fiscal year ended August 31, 2010 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2010 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons  listed below have sole voting and investment power with respect to all shares of our common  stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Common Stock percentage owned:

Neil Gray	6,000,000	3.96%
Dominic Hawes-Fairley	1,740,000	1.15%
Linda Perry	16,060,781	10.60%
Lancer Corporation	17,851,625	11.79%
All Directors and Executive Officers as a Group (4 persons)	41,652,406	27.5%

Item 13. Certain Relationships and Related Transactions

Effective April 24, 2006, we entered into a Consulting Agreement with Lancer for the services of Barrington J. Fludgate as our Chief Financial Officer, Secretary and Director. The agreement is for an initial three year term and thereafter is renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for these services, the Company has agreed to pay Lancer an annual consulting fee of $120,000. Lancer will receive 1,000,000 5-year options each September 1 that the agreement is in effect, beginning September 1, 2007. Such options will have exercise prices equal to the market price of our common stock on the date of grant. Mr. Fludgate is the sole shareholder of Lancer. This contract concluded March 31, 2010.

 Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2010 and 2009 are set forth in the table below:

	August 31, 2010	August 31, 2009
Audit Fees(1)	$29,500	$29,500

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Committee's Pre-Approval Practice.

Since our share exchange agreement did not conclude until September 3, 2010, the audit committee is still being developed and its charter being written. The Board of Directors performs the functions of the audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit  services" unless such services are pre-approved by the board of directors (in lieu of the  audit committee) or unless the services meet certain de minimis standards.

PART IV

Item 15. Exhibits

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

10.1(5)	Share Exchange Agreement, dated March 30, 2010, between RTG Ventures, Inc., and Cloud Channel Limited.
10.2(5)
Recession Resolution of Share Exchange Agreement, dated March 20, 2007, by and among RTG Ventures, Inc., Atlantic Network Holdings Limited, the Outside Stockholders Listed on Exhibit A thereto and New Media Television (Europe) Limited.

10.3(5)	Share purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.4(5)	Share purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.5(5)	Executive Summary of RTG Ventures Business Plan.
10.6(5)	Dominic Hawes-Fairley Curriculum Vitae
10.4(6)	Amendment to Share Exchange Agreement, dated March 30, 2010, between RTG Ventures, Inc., and Cloud Channel Limited.
10.5(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.6(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Stylar Limited.
14.1(3)	Code of Ethics
21.1(3)	Subsidiaries of the Registrant
31.1*	Section 302 Certification of Chief Executive Officer
32.1*	Section 906 Certification of Chief Executive Officer

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
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-KA filed with the Commission on April 9, 2010.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-KA filed with the Commission on July 15,, 2010.
(7) Previously filed as an exhibit to the Company's Current Report on Form 8-KA filed with the Commission on September 8, 2010.
* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: December 14, 2010	By:	/s/ Dominic Hawes-Fairley
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2010	/s/ Dominic Hawes-Fairley
Dominic Hawes-Fairley, Chief Executive Officer (Chief Executive Officer)