Form 10-Q
period 2010-11-30
RTG VENTURES INC
filed 2011-01-19
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 167,202,219 shares of Common Stock, par value $.001 per share, as of January 19. 2011.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

 RTG VENTURES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

 RTG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$88,111	$-
Accounts receivable, less allowance for doubtful accounts of $31,174 and $nil at November 30, 2010 and August 31, 2010, respectively	184,724	-
Prepaid expenses	9,737	-
Inventory	215,024	-
Total current assets	497,597	-

Property and equipment, net	12,574	-

Intangible asset, net	1,622,519	-

TOTAL ASSETS	$2,132,690	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$304,321	$105,197
Due to related party	-	73,841
Accrued compensation	1,089,212	869,522
Convertible notes payable, net	89,210	125,000
Loans payable	373,000	275,000
Derivative liability	53,000	-

TOTAL CURRENT LIABILITIES	1,908,743	1,448,560

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value .001;
authorized 2,000,000 shares, issued; 500,000 and nil shares issued and outstanding, respectively	500	-
Common stock, par value .001; authorized 200,000,000 shares;
162,452,219 and 151,452,219 shares issued and outstanding, respectively	162,453	151,453
Additional paid in capital	7,974,099	5,857,949
Other comprehensive income	1,519	-
Accumulated deficit	(7,914,624)	(7,457,962)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	223,947	(1,448,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,132,690	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2010	2009

SALES	$451,303	$-

COST OF SALES	230,160	-

GROSS PROFIT	221,143	-
COSTS AND EXPENSES:
General and administrative	167,887	218,949
Payroll	294,594	93,770
Legal and professional fees	101,964	27,765
Amortization and depreciation	118,191	-

TOTAL OPERATING EXPENSES	682,636	340,484

OPERATING LOSS	(461,493)	(340,484)

OTHER INCOME

Gain on foreign currency transactions	4,831	-

NET LOSS	$(456,662)	$(340,484)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	1,519	-
COMPREHENSIVE LOSS	$(455,143)	$(340,484)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	158,441,230	130,729,874

See notes to unaudited consolidated financial statements.

RTG VENTURES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Deficit

Balance, August 31, 2010	-	$-	151,452,219	$151,453	$5,857,949	$(7,457,962)	$-	$(1,448,560)
Shares issued in connection with conversion of debentures @ $0.01 per share			5,000,000	5,000	45,000	-		50,000
Shares issued in connection with employment term agreements			500,000	500	6,500	-		7,000
Shares issued for services			1,500,000	1,500	18,650	-		20,150
Shares issued for payment of loan payable			4,000,000	4,000	48,000	-		52,000
Capital contribution					95,000			95,000
Beneficial conversion feature in connection with convertible notes payable					16,500			16,500
Shares issued in connection with purchase of subsidiaries	500,000	500			1,886,500			1,887,000
Comprehensive income:
Net loss			-	-	-	(456,662)		(456,662)
Other comprehensive income(loss)							1,519	1,519
Subtotal			-	-	-	-		(455,143)

Balance, November 30, 2010	500,000	$500	162,452,219	$162,453	$7,974,099	$(7,914,624)	$1,519	$255,121

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,662)	$(340,484)

Adjustments to reconcile net loss to
net cash used in operating activities:
Fair value of shares issued for compensation	7,000	200,000
Fair value of shares issued for services	20,150	-
Depreciation	2,287	-
Amortization of intangible	85,395	-
Amortization of debt discount	30,710	-
Bad debt expense	31,174	-
Changes in assets and liabilities:
Prepaid expenses	14,897	-
Inventory	12,564	-
Accounts receivable	36,077	-
Due to related party	295,849	-
Accounts payable and accrued expenses	(217,285)	140,484
NET CASH USED IN OPERATING ACTIVITIES	(137,844)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection to acquisition of subsidiaries	80,766	-
Purchases of fixed assets	(4,329)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	76,437	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	53,000	-
Capital contribution	95,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	148,000	-

NET INCREASE (DECREASE) IN CASH	86,592	-

EFFECT OF VARIATION OF EXCHANGE RATE ON CASH HELD IN FOREIGN CURRENCY	1,519	-

CASH – BEGINNING OF PERIOD	-	-

CASH – END OF PERIOD	$88,111	$-

CASH PAID FOR :
Interest	$-	$-
Taxes	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Issuance of convertible note payable to satisfy liabilities – related party	$150,000	$-
Conversion of convertible notes payable into common stock	$50,000	$-
Conversion of loans payable into common stock	$52,000	$-
Fair value of preferred shares issued for acquisition	$1,887,000	$-
Purchase price of subsidiaries	$1,707,914	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of RTG Ventures Inc., . (“we,” “us,” “our,” “RTG” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, availability of capital resources, the timing of acquisitions, and the sensitivity of our business to economic conditions. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the RTG Ventures, Inc.  Annual Report on Form 10-K for the year ended August 31, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Description of Business

RTG Ventures, Inc. is a NASDAQ BB listed company (OTCBB: RTGV) offering a turnkey media monetization solution to rights owners of music video content.  RTGV's total product offering is a Monetization Platform which allows rights owners to define and tag media content in detail, set and enforce rights management and distribution rules, receive payment on distribution and obtain detailed analytics in real time.

RTG Ventures is organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contains both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contribute to RTG Ventures' total product offering for media rights owners.

NOTE 2 - DEVELOPMENT STAGE

For all periods prior to August 31, 2010, the Company considered itself a development stage enterprise. During the three months ended November 30, 2010, the Company has generated approximately $450,000 in revenue and made significant progress toward achieving it’s intended business plan  in becoming a  full-service digital media and monetization company with an integrated value proposition unique in the industry. As a result of the generation of historically significant revenue as well as a result of the Company development we no longer consider ourselves a development stage enterprise.

NOTE 3 - LIQUIDITY

As of November 30, 2010, we had a working capital deficit of $1,411,146 for the three months ended November 30, 2010 our cash used in operating activities amounted to $137,844.  Our results of operations for the three months ended November 30, 2010 resulted in net loss of $455,143.  During the three months ended November 30, 2010 the Company borrowed $148,000 in the form of notes and capital contributions. (Note 7 and Note 12). We will need to raise equity or borrow additional capital to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interests.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2010 and August 31, 2010, management has determined that an allowance is not necessary.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Inventory

Inventory is stated at the lower of cost or market and consists of finished goods.  Cost is determined using the FIFO method.  To ensure inventories are carried at the lower of cost or market, the Company periodically evaluates the carrying value of its inventories.  The Company also periodically performs an evaluation of inventory for excess and obsolete items.  Such evaluations are based on management’s judgment and use of estimates.  Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

Revenue Recognition

The Company follows the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenues from services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions are eliminated.

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

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at November 30, 2010.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30,  2010, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

The Company believes that certain conversion features embedded in its convertible notes payable and rights to the Company’s common stock are not clearly and closely related to the economic characteristics of the Company’s stock price.  The Company does not have a sufficient amount of authorized shares to satisfy its obligations under the convertible notes payable and rights to the shares of common stock.  Accordingly, the Company has recognized derivative liabilities in connection with such instruments.  The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter.  The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2010, with the exception of its convertible  notes payable and derivative liability.  The carrying amounts of these liabilities at November 30, 2010 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of November 30, 2010 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Recently Issued Accounting Pronouncements

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended November 30, 2010 to determine their impact, if any, on our financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		November 30,
	Estimated life	2010
Computer and office equipment	3 to 5 years	$55,917
Less: Accumulated depreciation		(43,343)
		$12,574

Depreciation expense amounted to $2,086 during the three-month period ended November 30, 2010.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At November 30, 2010 and August 31, 2010 accounts payable and accrued expenses consisted of the following:

	November 30,	August 31,
	2010	2010
Trade Payables	$204,478	$39,642
Professional Fees	99,843	65,555
Total	$304,321	$105,197

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

At November 30, 2010 and August 31, 2010 convertible debentures and loans payable consisted of the following:

	November 30,	August 31,
	2010	2010
Convertible notes payable	$128,000	$125,000
Unamortized debt discount	(38,790)	-
Loans payable	373,000	275,000
Total	$462,210	$400,000

In September, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In September 2010, the Company agreed with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in nine months. The balance can be paid in full or can be converted into shares on or after March 26, 2011 at an average share price computed on the 30 days prior to conversion. This convertible note contains round down provisions relative to the conversion price of the note.  Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion.  The adoption of ASC 815 affects the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down - round" provisions).  The Company recorded an initial valuation of the derivative liability equal to the amount of the estimated fair value of the  embedded conversion features amounting to $53,000. The company utilized a Black-Scholes stock option valuation model to calculate the fair value of the convertible shares at the date of issuance and as of November 30, 2010.  As of November 30, 2010 there has been no change in the fair value of the derivative liability.

In October, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In October 2010, a note holder received 4,000,000 shares for $52,000 valued at $0.013 per share in connection with the conversion of a portion of a loan payable.

In November 2010, an officer of the Company assigned $150,000 of debt to a shareholder, a non-affiliated third party. The debt is due on demand and bears no interest, can be paid in full or converted into shares.

NOTE 8 – ACCRUED SALARIES

As of November 30, 2010 the Company owes $1,0891,212 to its officers and employees. The amounts are non-interest bearing

NOTE 9 - COMMON STOCK AND PREFERRED STOCK

As of November 30, 2010 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 500,000 were outstanding.

As of November 30, 2010 we had authorized 200,000,000 shares of $.001 par value common stock, of which 162,452,219 were outstanding.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - COMMON STOCK (continued)

Our shareholders have approved an increase in our share capital allowing for an increase in the number of authorized common shares from 200,000,000 to 300,000,000 with an effective date of August 31, 2010. The amended articles of incorporation were filed with the state of Florida on December 15, 2010.

In September, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

On October 11, 2010, the Company entered into a three month consulting agreement. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock for $6,350. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 for $13,800 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated prior to the last equity payment.

In October, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In October 2010, a note holder received 4,000,0000 shares of common stock for $52,000 in connection with the conversion of a portion of a loan payable.

In November, 2010, 500,000 shares of common stock were issued for $7,000 to a consultant as a sign-on bonus under the terms of the agreement for services.

NOTE 10 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 11 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April, 2010 term sheets were agreed with Company officers for annual remuneration of £100,000 ($155,000) for the Chairman and Director of the Company and £100,000 ($155,000) for the President, CEO and Director of the Company. The contracts are for three years. Both may receive bonuses totaling 50-75% of their base salaries after certain Company performance objectives are achieved. The Chairman and Director received 3.0 million restricted shares as a sign-on bonus and the President, CEO and Director received 1.5 million restricted shares as a sign-on bonus.

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

NOTE 12 – CAPITAL CONTRIBUTION

In July 2010 an officer of the Company made contributions of $85,000 to assist with various professional fees. These contributed funds are considered as paid in capital.

In November 2010 an officer of the Company made contributions of $95,000 to assist with various professional fees. These contributed funds are considered paid in capital.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – ACQUISITIONS

 RTGV acquired 100% of the shares of RTG Ventures Europe, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTG shall issue and transfer 500,000 from an aggregate amount of 1,273,059 preferred shares which convert into its common stock, .001 par value per share (the “RTG Common Stock”). The conversion rate is calculated in each individual contract and agreed by RTG.  It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures (Europe) Ltd. All shares held in escrow will be voted by management.

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

The resultant Intangible Asset from the acquisition of Stylar totaling $930,671 has been deemed Non Contractual Customer Relationships that is being amortized over the estimated life of the asset of five years.

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

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – ACQUISITIONS (continued)

 The following  Unaudited pro forma consolidated  results of operations have been prepared as if the acquisition of Stylar Limited and Bitemark MC Ltd had occurred as of the following period:

For the three months ended November 30, 2009
(UNAUDITED)
Net revenues	$224,652

Net profit (loss) from continuing operations	$(472,324)

Net profit (loss) per share from continuing operations	$(0.00)

Weighted average number of shares - Basic and diluted	275,873,720

NOTE 14 – SUBSEQUENT EVENTS

In December 2010 the Company entered into a one year agreement with a consultant in the payment systems division. 500,000  shares of common stock were issued to the consultant on January 11, 2011 as a sign on bonus under the terms of the agreement for services. The consultant is working on a per diem basis during the month of December.

In December 2010, the Company provided an incentive payment of 250,000 shares to an employee which is project oriented.

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

Company Overview

The following Results of Operation should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

The Company is operating with a Business Plan in place. In 2006, the Company identified a business in digital and broadband internet media and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded on March 30, 2010. A new agreement with Cloud Channel Limited renamed RTG Ventures (Europe) Limited was consummated on March 31, 2010. The consolidated financials were filed as an 8-K on September 3, 2010 which is also the closing date for the transaction.

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

RTG Ventures, Inc. is a NASDAQ BB listed company (OTCBB: RTGV) offering a turnkey media monetization solution to rights owners of music video content.  RTGV's total product offering is a Monetization Platform which allows rights owners to define and tag media content in detail, set and enforce rights management and distribution rules, receive payment on distribution and obtain detailed analytics in real time.

RTG Ventures is organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contains both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contribute to RTG Ventures' total product offering for media rights owners.

Results of Operations

For the Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009

Revenues for the three months ended November 30, 2010 were $451,303, compared to $nil for the three months ended November 30, 2009.  Cost of sales was $230,160 for the three months ended November 30, 2010, compared to $nil for the comparable period of 2009.  Changes are the result of the acquisition of the operating entities as described herein that took place in September 2010. The Company did not have any operations in 2009.

Total operating expenses for the quarter ended November 30, 2010 were $682,636compared to $340,484 for the comparable period of 2009, an increase of 44%.  The increased operating expenses in 2010 resulted primarily from the acquisitions of operating entities as well as  the professional fees associated with the closing of the transactions

We recognized a comprehensive net loss of $455,143 for the three months ended November 30, 2010 compared to a loss of $340,484 for the three months ended November 30, 2009, a increase of 34%.  Net losses in prior periods were attributable to general and administrative expenses whereas losses incurred during the current period result from losses incurred in the operation of our subsidiaries.

Liquidity and Capital Resources

As of November 30, 2010, we had $88,111 in cash and total liabilities of $1,908,743.  Our current liabilities exceed our current assets as of November 30, 2010, and we have recorded negative cash flows from operations in this and prior fiscal years.  To date, the Company has not generated sufficient revenue to support the operating costs of the business, and no assurance can be made that the Company will generate revenues sufficient to support operating costs in the foreseeable future.  As a result, as of November 30, 2010, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Cash Used in Operations

Net cash used in operations for the periods ended November 30, 2010 and 2009 amounted to $137,844 and $nil respectively.  The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Cash Used in Investing Activities

Net cash provided by investing activities for the periods ended November 30, 2010 and 2009 amounted to $76,437 and nil respectively.  The changes in net cash provided by investing activities are attributable to the acquisitions made in September 2010  as well as the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the periods ended November 30, 2010 and 2009 amounted to $148,000 and nil respectively.  The changes in net cash provided by financing activities are attributable to the proceeds received from the issuance of a convertible notes payable and the capital contribution made by an officer of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.  Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at November 30, 2010 we had an accumulated deficit of  $7,914,624 The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

On August 2, 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.” The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026 , which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), “Business Combinations” (ASC 805), and SFAS No. 160 , “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” ( FASB ASC 810). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended November 30, 2010 to determine their impact, if any, on our financial statements.

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

Item 4T. CONTROLS AND PROCEDURES

CEO Certification

As of the end of the period covered by this quarterly report, our company carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("the Certifying Officer"), an evaluation of the effectiveness of our "disclosure controls and procedures". The certification of the CEO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of this report contains information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2010 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: January 19, 2010	By: /s/ Dominic Hawes - Fairley
Dominic Hawes - Fairley Chief Executive Officer