Form 10-Q
period 2011-02-28
RTG VENTURES INC
filed 2011-04-14
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 175,294,757 shares of Common Stock, par value $.001 per share, as of April 1, 2011.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X].

RTG VENTURES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)

RTG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$106,811	$-
Accounts receivable	172,474	-
Prepaid expenses	8,602	-
Inventory	164,754	-
Total current assets	452,641	-

Property and equipment, net	11,864	-

Other assets:
Website development costs, net	20,801	-
Intangible asset, net	1,537,124	-

TOTAL ASSETS	$2,022,430	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$317,444	$105,197
Due to related party	-	73,841
Accrued compensation	1,024,292	869,522
Convertible notes payable, net	56,493	125,000
Loans payable	435,000	275,000

TOTAL CURRENT LIABILITIES	1,833,229	1,448,560

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value .001;
authorized 2,000,000 shares, issued; 500,000 and nil shares issued and outstanding, respectively	500	-
Common stock, par value .001; authorized 200,000,000 shares; 175,294,757
and 151,452,219 shares issued and outstanding, respectively	175,296	151,453
Additional paid in capital	8,213,466	5,857,949
Other comprehensive income	6,329	-
Accumulated deficit	(8,206,390)	(7,457,962)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	189,201	(1,448,560)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,022,430	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,
	2011	2010

SALES	$456,209	$-

COST OF SALES	163,503	-

Reserve for inventory obsolescence	60,749

GROSS PROFIT	231,957	-

COSTS AND EXPENSES:
General and administrative	140,442	220,623
Payroll	292,819	-
Legal and professional fees	15,372	-
Amortization and depreciation	106,164	-

TOTAL OPERATING EXPENSES	554,797	220,623

OPERATING LOSS	(322,840)	(220,623)

OTHER INCOME (EXPENSE):

Interest expense	1,045	114,000
Gain on derivative liability	53,000	-
Loss on settlement of debt	(22,710)	-
Gain on foreign currency transactions	1,828	-

NET LOSS	$(291,767)	$(334,623)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	4,810	-
COMPREHENSIVE LOSS	$(286,957)	$(334,623)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	162,452,219	131,589,051

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended February 28,
	2011	2010

SALES	$907,512	$-

COST OF SALES	393,663	-

Reserve for inventory obsolescence	60,749

GROSS PROFIT	453,100	-

COSTS AND EXPENSES:
General and administrative	307,467	561,107
Payroll	587,414	-
Legal and professional fees	117,335	-
Amortization and depreciation	224,356	-

TOTAL OPERATING EXPENSES	1,236,572	561,107

OPERATING LOSS	(783,472)	(561,107)

OTHER INCOME (EXPENSE):

Interest expense	1,905	114,000
Gain on derivative liability	53,000	-
Loss on settlement of debt	(22,710)	-
Gain on foreign currency transactions	6,659	-

NET LOSS	$(748,428)	$(675,107)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	6,329	-
COMPREHENSIVE LOSS	$(742,099)	$(675,107)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	160,043,886	131,589,051

See notes to unaudited consolidated financial statements.

RTG VENTURES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity (Deficit)

Balance, August 31, 2010	-	$-	151,452,219	$151,453	$5,857,949	$(7,457,962)	$-	$(1,448,560)
Shares issued in connection with conversion of debentures @ $0.01 per share			10,000,000	10,000	90,000	-		100,000
Shares issued in connection with employment term agreements			1,250,000	1,250	14,750	-		16,000
Shares issued for services			1,500,000	1,500	18,650	-		20,150
Shares issued for payment of loan payable			11,092,538	11,093	151,617	-		162,710
Capital contribution					177,500			177,500
Beneficial conversion feature in connection with convertible notes payable					16,500			16,500
Shares issued in connection with purchase of subsidiaries	500,000	500			1,886,500			1,887,000
Comprehensive income:
Net loss			-	-	-	(748,428)		(748,428)
Other comprehensive income(loss)							6329	6,329
Subtotal			-	-	-	-		(742,099)

Balance, February 28, 2011	500,000	$500	175,294,757	$175,296	$8,213,466	$(8,206,390)	$6,329	$189,201

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(748,428)	$(675,107)

Adjustments to reconcile net loss to
net cash used in operating activities:
Fair value of shares issued for compensation	16,000	284,000
Fair value of shares issued for services	20,150	-
Depreciation	6,689	-
Amortization of intangible	170,790	-
Amortization of debt discount	47,993	-
Beneficial conversion feature on notes payable	-	114,000
Amortization of website development costs	594	-
Gain on write-off of derivative liability	(53,000)
Loss on settlement of debt	22,710
Changes in assets and liabilities:
Prepaid expenses	16,032	-
Inventory	62,834	-
Accounts receivable	79,502	-
Due to related party	380,929	-
Accounts payable and accrued expenses	(204,164)	187,107
NET CASH USED IN OPERATING ACTIVITIES	(181,369)	(90,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with acquisition of subsidiaries	80,766
Capitalized website development costs	(21,395)
Purchases of fixed assets	(8,021)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	51,350	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	53,000	90,000
Capital contribution	177,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,500	90,000

NET INCREASE (DECREASE) IN CASH	100,482	-

EFFECT OF VARIATION OF EXCHANGE RATE ON CASH HELD IN FOREIGN CURRENCY	6,329	-

CASH – BEGINNING OF PERIOD	-	-

CASH – END OF PERIOD	$160,811	$-

CASH PAID FOR :
Interest	$-	$-
Taxes	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Issuance of convertible note payable to satisfy liabilities – related party	$300,000	$-
Conversion of convertible notes payable into common stock	$100,000	$-
Conversion of loans payable into common stock	$162,710	$-
Fair value of preferred shares issued for acquisition	$1,887,000	$-
Stock issued to acquire subsidiaries	$1,707,914	$-
Proceeds from exercise of option and warrants offset in payment of accounts payable	$-	$125,000

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

Description of Business

RTG Ventures, Inc. is an OTC:QB listed company offering a turnkey media monetization solution to rights owners of music video content.  RTGV's total product offering is a Monetization Platform which allows rights owners to define and tag media content in detail, set and enforce rights management and distribution rules, receive payment on distribution and obtain detailed analytics in real time.

RTG Ventures is organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contains both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contribute to RTG Ventures' total product offering for media rights owners.

NOTE 2 - DEVELOPMENT STAGE

For all periods prior to August 31, 2010, the Company considered itself a development stage enterprise. During the six months ended February 28, 2011, the Company has generated approximately $900,000 in revenue and made significant progress toward achieving it’s intended business plan in becoming a full-service digital media and monetization company with an integrated value proposition unique in the industry. As a result of the generation of historically significant revenue as well as a result of the Company development we no longer consider ourselves a development stage enterprise.

NOTE 3 - LIQUIDITY

As of February 28, 2011, we had a working capital deficit of $1,380,588 at February 28, 2011 our cash used in operating activities amounted to $181,369.  Our results of operations for the six months ended February 28, 2011 resulted in net loss of $748,428.  During the six months ended February 28, 2011 the Company received $230,500 in the form of notes and capital contributions (Note 7 and Note 12). We will need to raise equity or borrow additional capital to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interests.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2011 and August 31, 2010, management has determined that an allowance is not necessary.

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

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at February 28, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2011, with the exception of its convertible notes payable and derivative liability.  The carrying amounts of these liabilities at February 28, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of February 28, 2011 and therefore classified as Level 1 within our fair value hierarchy.

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

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended August 31, 2010 to determine their impact, if any, on our financial statements.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 28,
	Estimated life	2011
Computer and office equipment	3 to 5 years	$59,609
Less: Accumulated depreciation		(47,745)
		$11,864

Depreciation expense amounted to $4,979 during the six-month period ended February 28, 2011.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2011 and August 31, 2010 accounts payable and accrued expenses consisted of the following:

	February 28,	August 31,
	2011	2010
Trade Payables	$228,102	$39,642
Professional Fees	89,342	65,555
Total	$317,444	$105,197

NOTE 7 – NOTES PAYABLE AND DERIVATIVE LIABILITY

At February 28, 2011 and August 31, 2010 convertible debentures and loans payable consisted of the following:

	February 28,	August 31,
	2011	2010
Convertible notes payable	$78,000	$125,000
Unamortized debt discount	(21,507)	-
Loans payable	435,000	275,000
Total	$491,493	$400,000

In September, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In September 2010, the Company agreed with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in nine months. The balance can be paid in full or can be converted into shares on or after March 26, 2011 at an average share price computed on the 30 days prior to conversion. This convertible note contains round down provisions relative to the conversion price of the note.  Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion.  The adoption of ASC 815 affects the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down - round" provisions).  The Company recorded an initial valuation of the derivative liability equal to the amount of the estimated fair value of the embedded conversion features amounting to $53,000. The company utilized a Black-Scholes stock option valuation model to calculate the fair value of the convertible shares at the date of issuance and as of February 28, 2011. In March 2011, the Company paid in full obligation the balance of the convertible debenture.

In October, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In October 2010, a note holder received 4,000,000 shares for $52,000 valued at $0.013 per share in connection with the conversion of a portion of a loan payable.

In November 2010, an officer of the Company assigned $150,000 of debt to a shareholder, a non-affiliated third party. The debt is due on demand and bears no interest, can be paid in full or converted into shares at the market price on the date of issuance.

In January, 2011 the Company converted a convertible debenture for $50,000 at $0.01 and issued 5,000,000 shares.

In December 2010, a note holder received 4,000,000 shares for $73,600 valued at $0.0184 per share in connection with the conversion of a portion of a loan payable.

In January, 2011, a note holder received 3,092,538 shares for $37,110 valued at $0.012 per share in connection with the conversion of a portion of a loan payable.

In December 2010, an officer of the Company assigned $150,000 of debt to a shareholder, a non-affiliated third party. The debt is due on demand and bears no interest, can be paid in full or converted into shares at the market price on the date of issuance.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – ACCRUED SALARIES

As of February 28, 2011 the Company owes $1,024,292, to its officers and employees. The amounts are non-interest bearing

NOTE 9 - COMMON STOCK AND PREFERRED STOCK

As of February 28, 2011 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 500,000 were outstanding.

As of February 28, 2011 we had authorized 200,000,000 shares of $.001 par value common stock, of which 175,294,757 were outstanding.

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

In October 2010, a note holder received 4,000,000 shares of common stock for $52,000 in connection with the conversion of a portion of a loan payable.

In November, 2010, 500,000 shares of common stock were issued for $7,000 to a consultant as a sign-on bonus under the terms of the agreement for services.

In December 2010, a note holder received 4,000,000 shares for $73,600 valued at $0.0184 per share in connection with the conversion of a portion of a loan payable.

In January, 2011 the Company converted a convertible debenture for $50,000 at $0.01 and issued 5,000,000 shares.

In January, 2011, a note holder received 3,092,538 shares for $37,110 valued at $0.012 per share in connection with the conversion of a portion of a loan payable.

In December 2010, 250,000 shares of common stock for $3,000 were issued to a company executive as a sign on bonus under terms of an employment contract.

In December 2010, 500,000 shares of common stock for $6,000 were issued to a company executive as a sign on bonus under terms of an employment contract.

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

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 11 - EMPLOYMENT AND CONSULTING AGREEMENTS (continued)

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

In February, 2011 an officer of the Company made contributions of $82,500 to assist with various professional fees. These contributed funds are considered paid in capital.

NOTE 13 – INTANGIBLE ASSET

Intangible assets consisted of the following:

		February 28,
	Estimated life	2011
Non Contractual Customer Relationships – Stylar Limited	5 years	$930,671
Non Contractual Customer Relationships – Bitemark MC Ltd.	5 years	777,243
Less: Accumulated amortization		(170,790)
		$1,537,124

Amortization expense amounted to $170,790 during the six-month period ended February 28, 2011.

The non contractual customer relationships are amortized on a straight line basis over 5 years (2011-2015) at $341,580 per year.

NOTE 14 – ACQUISITIONS

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

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – ACQUISITIONS (continued)

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

The resultant Intangible Asset from the acquisition of Bitemark totaling $777,243 has been deemed Non Contractual Customer Relationships that is being amortized over the estimated life of the asset of five years.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

	Stylar Limited	Bitemark MC Ltd
ASSETS	(UNAUDITED)	(UNAUDITED)

Current assets	$137,307	$447,657
Intangible assets	930,671	777,243
Tangible assets	-	10,532

LIABILITIES

Current liabilities	72,478	343,933

Net purchase price	$995,500	$891,501

 The following  Unaudited pro forma consolidated  results of operations have been prepared as if the acquisition of Stylar Limited and Bitemark MC Ltd had occurred as of the following period:

For the six months ended February 28, 2010
(UNAUDITED)
Net revenues	$366,279

Net profit (loss) from continuing operations	$(701,399)

Net profit (loss) per share from continuing operations	$(0.00)

Weighted average number of shares - Basic and diluted	276,732,897

NOTE 15 – SUBSEQUENT EVENTS

In March 2011, the Company paid in full obligation the balance of a convertible debenture totaling $53,000. Based on the initial valuation of the convertible instrument, the Company recorded a derivative liability equal to the amount of the estimated fair value of the embedded conversion features totaling $53,000. The company utilized a Black-Scholes stock option valuation model to calculate the fair value of the convertible shares at the date of issuance. Because of the subsequent payment of the convertible debenture, the derivative liability of $53,000 has been recorded as Other Income for the quarter ended February 28, 2011.

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

RTG Ventures, Inc. is an OTC:QB listed company offering a turnkey media monetization solution to rights owners of music video content.  RTGV's total product offering is a Monetization Platform which allows rights owners to define and tag media content in detail, set and enforce rights management and distribution rules, receive payment on distribution and obtain detailed analytics in real time.

RTG Ventures is organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contains both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contribute to RTG Ventures' total product offering for media rights owners.

Results of Operations

For the Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010

Revenues for the three months ended February 28, 2011 were $456,209, compared to $nil for the three months ended February 28, 2010.  Cost of sales was $224,252 for the three months ended February 28, 2011, compared to $nil for the comparable period of 2010.  Changes are the result of the acquisition of the operating entities as described herein that took place in September 2010. The Company did not have any operations in 2009 and most of 2010.

Total operating expenses for the quarter ended February were $555,843 compared to $334,623 for the comparable period of 2010, an increase of 66%.  The increased operating expenses in 2010 resulted primarily from the acquisitions of operating entities as well as the professional fees associated with the closing of the transactions

We recognized a comprehensive net loss of $286,958 for the three months ended February 28, 2011 compared to a loss of $334,623 for the three months ended February 28, 2010, a decrease of 14%.  Net losses in prior periods were attributable to general and administrative expenses whereas losses incurred during the current period result from losses incurred in the operation of our subsidiaries.

For the Six Months Ended February 28, 2011 Compared to the Six Months Ended February 28, 2010

Revenues for the six months ended February 28, 2011 were $907,512, compared to $nil for the six months ended February 28, 2010.  Cost of sales was $454,412 for the six months ended February 28, 2010, compared to $nil for the comparable period of 2009.  Changes are the result of the acquisition of the operating entities as described herein that took place in September 2010. The Company did not have any operations in 2009 and most of 2010.

Total operating expenses for the six months ended February 28, 2011 were $1,238,477compared to $675,107 for the comparable period of 2010, an increase of 83%.  The increased operating expenses in 2010 resulted primarily from the acquisitions of operating entities as well as the professional fees associated with the closing of the transactions

We recognized a comprehensive net loss of $742,099 for the six months ended February 28, 2011 compared to a loss of $675,107 for the six months ended February 28, 2010, a increase of 10%.  Net losses in prior periods were attributable to general and administrative expenses whereas losses incurred during the current period result from losses incurred in the operation of our subsidiaries.

Liquidity and Capital Resources

As of February 28, 2011, we had $106,811 in cash and total liabilities of $1,833,229.  Our current liabilities exceed our current assets as of February 28, 2011, and we have recorded negative cash flows from operations in this and prior fiscal years.  To date, the Company has not generated sufficient revenue to support the operating costs of the business, and no assurance can be made that the Company will generate revenues sufficient to support operating costs in the foreseeable future.  As a result, as of February 28, 2011, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Cash Used in Operations

Net cash used in operations for the periods ended February 28, 2011 and 2010 amounted to $181,369 and $90,000 respectively.  The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Cash Used in Investing Activities

Net cash provided by investing activities for the periods ended February 28, 2011 and 2010 amounted to $51,350 and nil respectively.  The changes in net cash provided by investing activities are attributable to the acquisitions made in September 2010 as well as the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the periods ended February 28, 2011 and 2010 amounted to $230,500 and $90,000 respectively.  The changes in net cash provided by financing activities are attributable to the proceeds received from the issuance of a convertible notes payable and the capital contribution made by an officer of the Company.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies are discussed in our annual report on Form 10-K for the fiscal year ended August 31, 2010.  Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current period presentation.

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at February 28, 2011 we had an accumulated deficit of $8,206,390. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

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

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended August 31, 2010 to determine their impact, if any, on our financial statements.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the six month period ended February 28, 2011 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: April 14, 2011	By: /s/ Dominic Hawes - Fairley
Dominic Hawes - Fairley Chief Executive Officer