Form 10-Q
period 2011-05-31
RTG VENTURES INC
filed 2011-07-18
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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
Washington, DC 20006-2107
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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X ]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 175,294,757 shares of Common Stock, par value $.001 per share, as of July 16, 2011.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]   No [X].

RTG VENTURES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011
(Unaudited)

RTG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$104,801	$-
Accounts receivable	75,575	-
Prepaid expenses	6,558	-

Total current assets	186,934	-

Property and equipment, net	4,774	-

Other assets:
Website development costs, net	19,018	-
Intangible asset, net	791,072
Assets from discontinued operations	221,934	-

TOTAL ASSETS	$1,223,731	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$276,817	$105,197
Due to related party	-	73,841
Accrued compensation	809,825	869,522
Convertible notes payable, net	54,781	125,000
Loans payable	666,653	275,000

TOTAL CURRENT LIABILITIES	1,808,166	1,448,560

Liabilities for discontinued operations	418,807	-

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001; authorized 2,000,000 shares, issued; 500,000 and nil shares issued and outstanding, respectively	500	-
Common stock, par value .001; authorized 200,000,000 shares; 175,294,757 and 151,452,219 shares issued and outstanding, respectively	175,296	151,453
Additional paid in capital	8,397,880	5,857,949
Other comprehensive income	(1,278)	-
Accumulated deficit	(9,575,640)	(7,457,962)

TOTAL STOCKHOLDERS' DEFICIT	(1,003,242)	(1,448,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,223,731	$-

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,
	2011	2010

SALES	$249,683	$-

COST OF SALES	33,059	-

GROSS PROFIT	216,624	-

COSTS AND EXPENSES:
General and administrative	141,196	223,505
Payroll	405,843	-
Legal and professional fees	31,726	-
Amortization and depreciation	132,975	-

TOTAL OPERATING EXPENSES	711,740	223,505

OPERATING LOSS	(495,116)	(223,505)

OTHER INCOME (EXPENSE):

Interest expense	-	51,000
Impairment of intangible asset	(660,657)		-
Gain (loss) on foreign currency transactions	(875)	-
TOTAL OTHER INCOME (EXPENSE)	(661,532)	(274,505)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(1,156,648)		-

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(212,602)	-
TOTAL LOSS FROM DISCONTINUED OPERATIONS	(212,602)

NET LOSS	$1,369,250	$(274,505)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(6,088)	-
COMPREHENSIVE LOSS	$1,375,338	$(274,505)

NET LOSS PER SHARE:
Basic and Diluted – Continuing operations	$(0.01)	$(0.00)
Basic and Diluted – Discontinued operations	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	175,294,757	131,589,051

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended May 31,
	2011	2010

SALES	$651,844	$-

COST OF SALES	112,012	-

GROSS PROFIT	539,832	-

COSTS AND EXPENSES:
General and administrative	222,107	784,612
Payroll	864,788	-
Legal and professional fees	131,803	-
Amortization and depreciation	353,157	-

TOTAL OPERATING EXPENSES	1,571,856	784,612

OPERATING LOSS	(1,032,024)	(784,612)

OTHER INCOME (EXPENSE):

Interest expense	(30,877)	165,000
Gain on derivative liability	53,000	-
Loss on settlement of debt	(22,710)	-
Impairment of intangible asset	(660,657)	-
Gain on foreign currency transactions	328	-
TOTAL OTHER INCOME (EXPENSE)	(766,916)	165,000

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	(1,798,940)	(949,612)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(318,737)	-
TOTAL LOSS FROM DISCONTINUED OPERATIONS	(318,737)	-

NET LOSS	$(2,117,677)	$(949,612)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,278)	-
COMPREHENSIVE LOSS	$(2,118,955)	$(949,612)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.00)
Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	160,928,145	131,589,051

See notes to unaudited consolidated financial statements.

RTG VENTURES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	(Deficit)

Balance, August 31, 2010	-	$-	151,452,219	$151,453	$5,857,949	$(7,457,962)	$-	$(1,448,560)
Shares issued in connection with conversion of debentures @ $0.01 per share			10,000,000	10,000	90,000	-		100,000
Shares issued in connection with employment term agreements			1,250,000	1,250	14,750	-		16,000
Shares issued for services			1,500,000	1,500	18,650	-		20,150
Shares issued for payment of loan payable			11,092,538	11,093	151,617	-		162,710
Capital contribution					215,000			215,000
Beneficial conversion feature in connection with convertible notes payable					163,414			163,414
Shares issued in connection with purchase of subsidiaries	500,000	500			1,886,500			1,887,000
Comprehensive income:
Net loss			-	-	-	(2,117,677)		(2,028,099)
Other comprehensive income(loss)							(1,278)	(1,278)
Subtotal			-	-	-	-		(2,118,955)

Balance, May 31, 2011	500,000	$500	175,294,757	$175,296	$8,397,880	$(9,575,640)	$(1,278)	$(1,003,242)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,117,677)	$(949,612)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	318,737
Fair value of shares issued for compensation	16,000	284,000
Fair value of shares issued for services	20,150	-
Depreciation	1,347	-
Amortization of intangible	139,601	-
Amortization of debt discount	93,285	-
Beneficial conversion feature on notes payable	-	165,000
Amortization of website development costs	2,377	-
Gain on write-off of derivative liability	(53,000)
Loss on settlement of debt	22,710
Impairment of intangible asset	660,657
Changes in assets and liabilities:
Prepaid expenses	(6,558)	-
Inventory	-	-
Accounts receivable	4,462	-
Due to related party	(73,841)	-
Accounts payable and accrued expenses	489,446	335,612
NET CASH USED IN OPERATING ACTIVITIES – CONTINUING OPERATIONS	(482,305)	(165,000)

NET CASH USED IN OPERATING ACTIVITIES – DISCONTINUED OPERATIONS	85,483	-
	(396,822)	(165,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection with acquisition of subsidiaries	80,765
Capitalized website development costs	(21,395)
Purchases of fixed assets	(6,121)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	53,249	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	(53,000)	-
Proceeds from loan payable	81,653	-
Proceeds from convertible notes payable	206,000	165,000
Capital contribution	215,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	449,653	165,000

NET INCREASE (DECREASE) IN CASH	106,080	-

EFFECT OF VARIATION OF EXCHANGE RATE ON CASH HELD IN FOREIGN CURRENCY	(1,278)	-

CASH – BEGINNING OF PERIOD	-	-

CASH – END OF PERIOD	$104,801	$-

CASH PAID FOR :
Interest	$-	$-
Taxes	$-	$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Issuance of convertible note payable to satisfy liabilities – related party	$450,000	$-
Conversion of convertible notes payable into common stock	$100,000	$-
Conversion of loans payable into common stock	$162,710	$-
Fair value of preferred shares issued for acquisition	$1,887,000	$-
Stock issued to acquire subsidiaries	$1,707,914	$-
Proceeds from exercise of option and warrants offset in payment of accounts payable	$-	$125,000

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of RTG Ventures Inc. (“we,” “us,” “our,” “RTG” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, availability of capital resources, the timing of acquisitions, and the sensitivity of our business to economic conditions. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the RTG Ventures, Inc.  Annual Report on Form 10-K for the year ended August 31, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

NOTE 2 - DEVELOPMENT STAGE

For all periods prior to August 31, 2010, the Company considered itself a development stage enterprise. During the nine months ended May 31, 2011, the Company has generated approximately $1,150,000 in revenue and made significant progress toward achieving its intended business plan in becoming a full-service digital media and monetization company with an integrated value proposition unique in the industry. As a result of the generation of historically significant revenue as well as a result of the Company development we no longer consider ourselves a development stage enterprise.

NOTE 3 - LIQUIDITY

As of May 31, 2011, we had a working capital deficit of $1,621,232 at May 31, 2011 our cash used in operating activities amounted to $373,328.  Our results of operations for the nine months ended May 31, 2011 resulted in net loss of $2,117,677.  During the nine months ended May 31, 2011 the Company received $502,653 in the form of notes and capital contributions (Note 7 and Note 12). We will need to raise equity or borrow additional capital to finance our operating deficit and our continued participation in planned activities. If additional financing is not available, we may be compelled to reduce the scope of our business activities.  If we are unable to fund our operating cash flow needs and planned capital investments, it may be necessary to sell a portion of our interests.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2011 and August 31, 2010, management has determined that an allowance is not necessary.

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

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at May 31, 2011.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended August 31, 2010 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 5 – DISCONTINUED OPERATIONS

Since the share exchange agreement with RTG Ventures (Europe) Limited (f/k/a Cloud Channel Ltd.), which brought Bitemark MC Limited (“BMC”) into the Company, was completed, RTG Ventures' (“RTG”) business model has been further developed. BMC was originally acquired to provide manufacturing and logistics capabilities to the group to offer merchandising solutions to the Company's core client base in the music industry. With specific expertise in producing high quality electronic products, in low volumes and at value prices, BMC offered the Company the opportunity to earn incremental revenues from its customers.

As RTG has commenced launching its technology products, it has partnered with other companies, like Aderra, who are able to offer exactly the same kind of services, but with an existing track record, customer base and product portfolio. It became apparent to the Company's Board of Directors that, strategically, it would be better to partner with companies to deliver non-core services in order to enable greater focus being applied to RTG's unique selling point, its technology.

While BMC was producing revenues but, as its traditional market declined and it evolved out of its previous business as intended, revenues were dwindling, losses were mounting and BMC would have needed significant re-investment to continue operations. With existing partners able to bring new revenue sources to the company for its core products and provide a complementary set of products too, it became clear that BMC no longer had a role to play within RTG Ventures and BMC reorganized accordingly.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – DISCONTINUED OPERATIONS (continued)

Summarized operating results for discontinued operations of BMC is as follows:

September 8, 2010
through May 31, 2011

Revenue	$581,488
Operating Expenses	900,225
Operating Income (Loss)	(318,737)

Loss from operations	(318,737)

Gain (loss) to be recognized from discontinued operations,	$(318,737)

Summary of assets and liabilities of discontinued operations of BMC is as follows:

May 31, 2011

Accounts receivable	$147,737
Other Assets	74,196

Total assets from discontinued operations	$221,934

Accrued liabilities and other current liabilities	$418,807

Total liabilities associated with discontinued operations	$418,807

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 28,
	Estimated life	2011
Computer and office equipment	3 to 5 years	$6,121
Less: Accumulated depreciation		(1,347)
		$4,774

Depreciation expense amounted to $505 during the nine-month period ended May 31, 2011.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At May 31, 2011 and August 31, 2010 accounts payable and accrued expenses consisted of the following:

	May 31,	August 31,
	2011	2010
Trade Payables	$166,660	$39,642
Professional Fees	110,157	65,555
Total	$276,817	$105,197

NOTE 8 – NOTES PAYABLE

At May 31, 2011 and August 31, 2010 convertible debentures and loans payable consisted of the following:

	May 31,	August 31,
	2011	2010
Convertible notes payable	$178,000	$125,000
Unamortized debt discount	(123,129)	-
Total	$54,871	$125,000

	May 31,	August 31,
	2011	2010
Loans payable	$666,653	$275,000
Total	$666,653	$275,000

Notes payable
In March, 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matures in September 2010 and is convertible into shares of the Company’s common stock at $.01 per share at that date.

In September, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In September 2010, the Company agreed with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in nine months. The balance can be paid in full or can be converted into shares on or after March 26, 2011 at an average share price computed on the 30 days prior to conversion. This convertible note contains round down provisions relative to the conversion price of the note.  Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion.  The adoption of ASC 815 affects the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down - round" provisions).  The Company recorded an initial valuation of the derivative liability equal to the amount of the estimated fair value of the embedded conversion features amounting to $53,000. In March 2011, the Company repaid in full this convertible debenture.  In connection with this debenture, the Company recorded a $53,000 discount on debt, related to the beneficial conversion feature of the note, to be amortized over the life of the note or until the note was converted or repaid.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – NOTES PAYABLE (continued)

In March, April and May 2011, the Company agreed with a third party non-affiliate to three 8% interest bearing convertible debentures for $153,000 due in nine months. The balance can be paid in full or can be converted into shares on or after December 8, 2011, January 4, 2012 and February 16, 2012 respectively at an average share price computed on the 30 days prior to conversion.  In connection with this debenture, the Company recorded a $110,414 discount on debt, related to the beneficial conversion feature of the note, to be amortized over the life of the note or until the note was converted or repaid.

During the nine month period ended May 31, 2011, the Company amortized $95,285 of of debt discount associated with convertible debentures.

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

Loans payable
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

In March 2011, an officer of the Company assigned $150,000 of debt to a shareholder, a non-affiliated third party. The debt is due on demand and bears no interest, can be paid in full or converted into shares at the market price on the date of issuance.

In March 2011, the Company received $81,653 from a non-affiliated third party in the form of a non interest bearing loan.

RTG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – ACCRUED SALARIES

As of May 31, 2011 the Company owes $809,825 to its officers and employees. The amounts are non-interest bearing

NOTE 10 - COMMON STOCK AND PREFERRED STOCK

As of May 31, 2011 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 500,000 were outstanding.

As of May 31, 2011 we had authorized 300,000,000 shares of $.001 par value common stock, of which 175,294,757 were outstanding.

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

NOTE 11 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 12 - EMPLOYMENT AND CONSULTING AGREEMENTS

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
(Unaudited)

NOTE 12 - EMPLOYMENT AND CONSULTING AGREEMENTS (continued)

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

In December, 2010, the Company entered into a one year agreement with a consultant in the payment systems division. 500,000 shares of common stock were issued to the consultant under the terms of the agreement for services.

NOTE 13 – CAPITAL CONTRIBUTION

In July 2010 an officer of the Company made contributions of $85,000 to assist with various professional fees. These contributed funds are considered as paid in capital.

In November 2010 an officer of the Company made contributions of $95,000 to assist with various professional fees. These contributed funds are considered paid in capital.

In February, 2011 an officer of the Company made contributions of $95,000 to assist with various professional fees. These contributed funds are considered paid in capital.

In May, 2011 an officer of the Company made contributions of $25,000 to assist with various professional fees. These contributed funds are considered paid in capital.

NOTE 14 – INTANGIBLE ASSET

Intangible assets consisted of the following:

		May 31,
	Estimated life	2011
Non Contractual Customer Relationships – Stylar Limited	5 years	$930,671
Less: Accumulated amortization		(139,601)
		$791,070

When the Company originally acquired BMC, $777,243 of identified intangible assets were recognized.  However, when RTG Ventures, Inc. reported BMC as a “discontinued operation” (Note 5) previously identified intangible assets of BMC were reported as impaired.

Amortization expense amounted to $256,185 during the nine-month period ended May 31, 2011. This amount includes the accumulated amortization of $116,584 for BMC.

The non contractual customer relationships are amortized on a straight line basis over 5 years (2011-2015) at $186,134 per year.

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

The resultant Intangible Asset from the acquisition of Bitemark totalled $777,243 and was deemed Non Contractual Customer Relationships that was being amortized over the estimated life of the asset of five years. However, when RTG Ventures, Inc. reported BMC as a “discontinued operation” (Note 5) previously identified intangible assets of BMC were reported as impaired (Note 13).

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Stylar Limited
ASSETS	(UNAUDITED)

Current assets	$137,307
Intangible assets	930,671
Tangible assets	-

LIABILITIES

Current liabilities	72,478

Net purchase price	$995,500

 The following unaudited pro forma consolidated  results of operations have been prepared as if the acquisition of Stylar Limited had occurred as of the following period:

For the nine months ended May 31, 2010
(UNAUDITED)

Net revenues	$181,107

Net profit (loss) from continuing operations	$55,954

Net profit (loss) per share from continuing operations	$(0.00)

Weighted average number of shares - Basic and diluted	276,732,897

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

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu/Paylogy, another dimension in the payment systems division of our Business Plan as described on our website. www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

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

Results of Operations

For the Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

Revenues for the three months ended May 31, 2011 were $249,683, compared to $nil for the three months ended May 31, 2010.  Cost of sales was $33,059 for the three months ended May 31, 2011, compared to $nil for the comparable period of 2010.  Changes are the result of the acquisition of the operating entities as described herein that took place in September 2010. The Company did not have any operations in 2009 and most of 2010.

Total operating expenses for the quarter ended February were $495,116 compared to $223,505 for the comparable period of 2010.  The increased operating expenses in 2010 resulted primarily from the acquisitions of operating entities as well as the professional fees associated with the closing of the transactions and ongoing operations.

We recognized a comprehensive net loss of $1,370,528 for the three months ended May 31, 2011 compared to a loss of $274,505 for the three months ended May 31, 2010.  Net losses in prior periods were attributable to general and administrative expenses whereas losses incurred during the current period result from losses incurred in the operation of our subsidiaries.

For the Nine Months Ended May 31, 2011 Compared to the Nine Months Ended May 31, 2010

Revenues for the nine months ended May 31, 2011 were $651,844, compared to $nil for the nine months ended May 31, 2010.  Cost of sales was $112,012 for the nine months ended May 31, 2010, compared to $nil for the comparable period of 2009.  Changes are the result of the acquisition of the operating entities as described herein that took place in September 2010. The Company did not have any operations in 2009 and most of 2010.

Total operating expenses for the nine months ended May 31, 2011 were $1,571,856 compared to $784,612 for the comparable period of 2010.  The increased operating expenses in 2010 resulted primarily from the acquisitions of operating entities as well as the professional fees associated with the closing of the transactions and ongoing operations.

We recognized a comprehensive net loss of $2,118,955 for the nine months ended May 31, 2011 compared to a loss of $946,612 for the nine months ended May 31, 2010.  Net losses in prior periods were attributable to general and administrative expenses whereas losses incurred during the current period result from losses incurred in the operation of our subsidiaries.

Liquidity and Capital Resources

As of May 31, 2011, we had $104,801 in cash and total liabilities of $1,808,166.  Our current liabilities exceed our current assets as of May 31, 2011, and we have recorded negative cash flows from operations in this and prior fiscal years.  To date, the Company has not generated sufficient revenue to support the operating costs of the business, and no assurance can be made that the Company will generate revenues sufficient to support operating costs in the foreseeable future.  As a result, as of May 31, 2011, management could not be assured that the Company’s current finances would enable us to implement our plans and satisfy our estimated financial needs over the next 12 months.

Cash Used in Operations

Net cash used in operations for the periods ended May 31, 2011 and 2010 amounted to $373,328 and $165,000 respectively.  The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Cash Used in Investing Activities

Net cash provided by investing activities for the periods ended May 31, 2011 and 2010 amounted to $29,753 and nil respectively.  The changes in net cash provided by investing activities are attributable to the acquisitions made in September 2010 as well as the purchase of fixed assets.

Cash Provided by Financing Activities

Net cash provided by financing activities for the periods ended May 31, 2011 and 2010 amounted to $449,653 and $165,000 respectively.  The changes in net cash provided by financing activities are attributable to the proceeds received from the issuance of a convertible notes payable and the capital contribution made by an officer of the Company.

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

We have financed our activities to date from sales of debentures and loans from shareholders, officers and third parties. As at May 31, 2011 we had an accumulated deficit of $9,575,640. The report of our independent registered public accounting firm, Sherb & Co., LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  We regularly  review all new pronouncements that have been issued since the filing of our Form 10K for the year ended August 31, 2010 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the nine month period ended May 31, 2011 the Company did not sell any stock nor repurchase any of its equity securities.

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

RTG VENTURES, INC.

Date: July 18, 2011	By: /s/ Dominic Hawes - Fairley
Dominic Hawes - Fairley Chief Executive Officer