Form 10-K
period 2011-08-31
RTG VENTURES INC
filed 2011-12-15
CIK 1127475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2011

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-85072

RTG VENTURES, INC.
(Name of small business issuer in its charter)

Florida	59-3666743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o David Price, Esq.
1915 I Street NW, 5th FL
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

The aggregate market value of the issuer’s Common Stock (the only class of voting stock), held by non-affiliates was approximately $1,530,000 based on the average closing bid and ask price for the Common Stock on February 28, 2011 of $0.01 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:	197,692,250
(Class)	(Outstanding as of December 13, 2011)

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K
For the Fiscal Year Ended August 31, 2011

 PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loan; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact occur.

Item 1. Description of Business

General

RTG Ventures, Inc. is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreements of Bitemark MC Limited and Stylar Limited, a/k/a Digital Clarity Limited. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition which completed the transactions. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock will be held by RTGV's transfer agent for the 12 month period ending September 3, 2011, until conversion.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website, www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Initially and for the first year of operations, RTG Ventures was organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contained both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contributed to RTG Ventures' total product offering for media rights owners.

Subsequent to the close of the fiscal year following substantial investment and rapid change within the three main operating sectors of the business, the Company has had a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that due to the shift in the market, the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product and to re-align and address the new social and analytics needs of the market. Within this shift, it was agreed that a new, more appropriate name be given to the technology that reflected the change and would allow the building of brand value in its own right. That effort is underway.

Certain business lines were eliminated from the Business Plan immediately. In October, 2011 the joint venture with iPayu was mutually withdrawn and in December, 2011 the acquisition of Bitemark Ltd. was rescinded. The companies reverted to the same position each held prior to the contracts. The rescission of the Bitemark Ltd. share purchase agreement is included as an exhibit to this filing for the 2011 fiscal year even though it constitutes a subsequent event.

As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced augmented to the technology offering would position the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

RTG Ventures, Inc. offers Music & Entertainment Technology Solutions and Digital Marketing Services. Harnessing the strength of its acquired online marketing agency Digital Clarity, the company has developed a software platform that fills the needs of artists, management and labels in a complex and ever increasing social economy. Using Digital Clarity’s application in the social and marketing arena, RTG Ventures offers a unique value proposition of intelligent, analytics based technology with the support and insight of an experienced digital marketing team. RTG Ventures offers companies a complete, seamless and powerful solution in marketing, alongside cutting edge technology platforms for web, mobile and tablet devices.

The Company is committed to rolling out the services of both the technology and marketing  services offering of the business from its current base in London, England into larger markets in the United States, namely Los Angeles and New York.

Sales and Marketing

Our sales team focuses on adding new advertisers to our business, while our business development and partnership initiatives focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, reseller partnerships, online acquisition, and referral agreements.

Research and Development

The Company has a strong forward looking focus in building out a robust and lean platform that will provide revenue generation through the business model described.

There is a current need for investment in building out the development team and creating a proprietary infrastructure to scale the new technology platform and to market to end user.

Employees

In fiscal 2011 the Company had six full-time employees.

Competition

There is strong competition in the digital marketing arena, though with the right level of investment and marketing, Digital Clarity has a confident outlook in using its experience to win new business in both local and international markets. RTG Ventures, Inc. has significant business relationships in place.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

Our executive offices are located c/o David Price, Esq., Top Tier Strategies LLC, 1915 I Street NW, 5th FL, Washington, DC 20006. We do not pay rent for our executive offices.  We currently have two offices located in the UK.  RTG Ventures (Europe) Ltd., a subsidiary of RTG Ventures, Inc. entered in to a one year lease commencing November 4, 2010. Under the terms of the lease the annual base rent is approximately $18,700. This office was located in London. RTG Ventures (Europe) Ltd. did not renew this lease. Stylar Ltd., a subsidiary of RTG Ventures (Europe) Ltd. entered in to a one year lease commencing July 15, 2011. Under the terms of the lease the annual base rent is approximately $50,000. This office is located in Guilford. Eventually we expect to open offices in Los Angeles and New York.

Item 3. Legal Proceedings

None

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed for quotation on the OTC:QB under the symbol "RTGV."

Per Share Market Price Data

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by on PinkSheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2010:	High Bid	Low Bid
First Quarter	$0.080	$0.030
Second Quarter	$0.04	$0.02
Third Quarter	$0.045	$0.02
Fourth Quarter	$0.027	$0.01

Year Ended August 31, 2011:	High Bid	Low Bid
First Quarter	$0.026	$0.01
Second Quarter	$0.02	$0.0077
Third Quarter	$0.015	$0.0061
Fourth Quarter	$0.017	$0.003

The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 13, 2011 was $0.0028 per share.  As of December 13, 2011, there were 112 holders of record of our common stock as well as over 1,700 shareholders under beneficial ownership through brokerage firms.

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2011.

Recent issuances of Unregistered Securities

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

In July 2011, 1,000,000 shares of common stock for $10,000 were issued to a company executive as a sign on bonus under terms of an employment contract.

In July 2011, a note holder received 10,000,000 shares of common stock for $115,000 in connection with the conversion of a portion of a loan payable.

In August 2011the Company cancelled 1,400,000 shares issued to a consultant. The company cancelled 1,200,000 shares of common stock issued in April 2009 and 200,000 shares issued in June, 2009. The shares were returned because of non-performance on the part of said consultant.

In August 2011, 1,500,000 shares of common stock for $23,850 were issued to a company executive as a sign on bonus under the terms of an employment agreement.

In August 2011, 1,572,327 shares of common stock for $25,000 were issued to a company executive in lieu of salary.

In August 2011, a note holder received 9,725,166 shares of common stock for $102,500 in connection with the conversion of a portion of a loan payable.

Item 6. Selected Financial Data

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. "Financial Statements and Supplementary Data," of this Report.

Background

RTG Ventures, Inc. is an OTC:QB listed company. Initially through the fiscal year 2011, RTG Ventures had been organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contained both wholly-owned companies and joint ventures with independent business plans, strategies and management. After substantial investment and rapid change within the three main operating sectors of the business, the Company has had a structural review of its total offering. The offering has been promoted by both market forces in the technology and rights management and mobile payments arenas, alongside the positive prospective growth of its acquired digital marketing company, Stylar Limited a/k/a Digital Clarity Ltd.

The review was carried out by the Board of Directors and it was unanimously agreed that due to the shift in the market, the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product, to re-align and address the new social and analytics needs of the market. Within this shift, it was agreed that a new, more appropriate name be given to the technology that reflected the change and would allow the building of brand value in its own right.

Payment Systems Division

The Company intended to roll-out a disruptive mobile payment platform built on a full banking system through a Joint Venture framework with UK’s International Financial Systems (IFS). Due to the growth in this sector by Internet, Media, Telecoms and Credit Card Companies, it was decided that the level of investment required indexed against the growth by competitive providers would leave the company exposed with a product that would struggle to progress in a highly competitive, well capitalized commercial environment. The joint venture between the RTG Ventures and International Financial Systems was mutually set aside in November 2011. Coincidently, the Payment Systems Division has been eliminated.

Media Systems Division

The Media Systems Division consisted of four separate yet complementary businesses. These were CloudChannel, ArchiveGo, FlowCaster and Audigist.

CloudChannel was the lead platform, with ArchiveGo and FlowCaster supporting the archive and streaming monetization element of the software platform. Audigist is the site established for independent artists and to which our partner Aderra has directed many artists who have no contractual relationships with record labels.

The software development of CloudChannel was outsourced to a company based in Ukraine. After a series of late development cycles and major changes in the need for a turnkey monetization platform,  it was decided to bring the development of this technology under the stewardship of RTG Ventures, digital marketing company Digital Clarity, a trading name of Stylar Limited.

The Solutions Division

The Solution Division comprised of Stylar Limited a/k/a Digital Clarity and Bitemark Limited (BMC), including NUA. NUA was a non-material business combination with BMC in order to provide retail support to the merchandising effort.

Digital Clarity remains a viable business, a 100% subsidiary of RTG Ventures, Inc.

The share purchase agreement with Bitemark Limited has been rescinded by RTG’s Board of Directors and included as an exhibit to this 10-K.

The Company has also agreed to focus on developing the business of its wholly owned and revenue generating online marketing services company, Stylar Limited. Stylar limited has the trading brand, Digital Clarity. With a deep DNA in its operating market, blending the services of an experienced augmented to the technology offering would position the company in a strong, forward looking structure. The company has focused on its core strengths with an intent to develop its technology vision in conjuction with the growth and identification of revenue streams.

Digital Clarity is a trading brand of wholly owned RTG Ventures, Inc Company, Stylar Limited. Currently through its office in London, England the Company operates in the growing area of digital marketing which helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

Digital Clarity is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets.

Specializing in Search Engine Marketing, SEO Services, Social Media & Digital analytics, at present we work with both major brands and medium sized companies to help develop and leverage online brand presence and new customer acquisition.

Pay per Click Advertising (PPC)

Pay per click (PPC) (also called Cost per click) is an Internet advertising model used to direct traffic to websites, where advertisers pay the publisher (typically a website owner) when the ad is clicked. With search engines, advertisers typically bid on keyword phrases relevant to their target market. Content sites commonly charge a fixed price per click rather than use a bidding system. PPC "display" advertisements are shown on web sites with related content that have agreed to show ads.

Search Engine Optimization (SEO)

Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the "natural" or un-paid ("organic" or "algorithmic") search results. In general, the earlier (or higher ranked on the search results page), and more frequently a site appears in the search results list, the more visitors it will receive from the search engine's users. SEO may target different kinds of search, including image search, local search, video search, academic search, news search and industry-specific vertical search engines.

Analytics

The measurement, collection, analysis and reporting of internet data for purposes of understanding and optimizing web usage.

Email Marketing

Description: Email marketing is a form of direct marketing which uses email as a means of communicating commercial or fund-raising messages to an audience. In its broadest sense, every email sent to a potential or current customer could be considered email marketing.

SMS Marketing

Users of an SMS service can exchange text messages either from mobile to mobile or through a specialist internet website to a handset about anything from promotional offers, to general information regarding a product or service. Messages are usually sent using a short code system. Short codes are around 5 or 6 digits in length and work by asking customers to text a certain keyword to a specific code. E.g. ‘Text WIN to 84841’.

Web Design & Development

The process of planning and creating a website. Text, images, digital media and interactive elements are used by Digital Clarity’s designers to produce the page seen on the web browser.  As a whole, the process of web design can include conceptualization, planning, producing, post-production, research, and advertising. The site itself can be divided into it pages. The site is navigated by using hyperlinks commonly these are blue and underlined but can be made to look like anything the client wishes.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Significant and Critical Accounting Policies

Our discussion of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

RTG Ventures, Inc. spent a full year focused on developing a product called Cloud Channel through outsourcing technology development. Long term financing was not available until the product was demonstratable and ready to launch commercially. At the same time Digital Clarity, Ltd. was generating revenues. After the Board’s strategic review post-2011 fiscal year, we have migrated the technology in-house and are concentrating on activities which will grow Digital Clarity, Ltd. organically.

We had $62,111 cash at August 31, 2011. Our working capital deficit amounted to approximately $1.66 million at August 31, 2011.

During fiscal 2011, we used cash in our operating activities amounting to approximately $525,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.48 million adjusted for the following:

•	Fair value of shares issued of $46,150;
•	Amortization of debt discount of $123,672;
•	Impairment of Intangible of $156,908;
•	Loss on settlement of debt of $43,343;
•	Gain on write off of payables of $218,999;
•	Depreciation of $1,844;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•
An increase in our accounts payable and accrued expenses of approximately $168,000, resulting from slower payment processing due to our financial condition as well as an increase in expenditures of RTG Ventures (Europe).

•	An increase in our accrued salaries of approximately $656,000, resulting from an increase in staff as well as partial salary payments made due to our financial condition.
•	A decrease in our accounts receivable of $13,950 resulting from sales made by acquisition.

During fiscal 2011, we generated cash from investing activities of approximately $80,037, which consist of cash acquired in connection to acquisition of Digital Clarity, Ltd. and 6,075 for purchase of fixed assets.

During fiscal 2011, we generated cash from financing activities of approximately $505,000, which consist of the proceeds from the issuance of loans, convertible notes, and capital contributions of approximately $560,000 offset by principal repayments on such debt amounting to approximately $53,000.

During fiscal 2010, we used cash in our operating activities amounting to approximately $275,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.33 million adjusted for the following:

•	Fair value of shares issued of approximately $601,000;
•	Amortization of debt discount of $75,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	A decrease in our accounts payable and accrued liabilities expenses of approximately $250,000, resulting from an effort from management to lower expenses.
•	An increase in our accrued salaries of approximately $330,000, resulting from no salary payments made due to our financial condition.
•	An increase in due to related party of approximately $74,000, resulting from expenses paid by a related party on behalf of the Company in connection with an acquisition.

During fiscal 2011, we generated cash from financing activities of approximately $275,000, which consists of the proceeds from the issuance of loans, convertible notes, and capital contributions.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure to move forward and management anticipates that delays will occur if long term funding is not identified.

RESULTS OF OPERATIONS

Comparison of the Results for the Years Ended August 31, 2011 and 2010

The fiscal year ending August 31, 2011was RTG Venture, Inc.’s first year as an operating company with revenues. There remains a development aspect to digital technology which must be separated.

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the years ended August 31, 2011 and 2010 was approximately $540,000 and $0, respectively. In 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 75% of our revenues or approximately $425,000. Our secondary sources of revenue are our Web Design Fees, Social Media and SMS Marketing. These secondary sources amounted to approximately 20% of our revenues or approximately $105,000. In 2010, the Company had not yet acquired its revenue producing subsidiary resulting in $0 revenue for the year.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the years ended August 31, 2011 and 2010 was approximately $460,000 and $0, respectively. In 2011, 99% of cost of sales included advertising, salaries and media spend. This resulted in gross margins of approximately $81,000 for the fiscal year 2011. In 2010, the Company had not yet acquired its revenue producing subsidiary resulting in $0 in cost of sales and $0 in gross profit for the year.

General and administrative costs decreased 18% to approximately $360,000 from approximately $440,000 for the fiscal years ended August 31, 2011 and 2010, respectively. This is primarily attributable to the streamlining of overhead in the parent company in the US resulting in a decrease in expenditures.

Payroll increased in 2011 by 56% to approximately $730,000 as a result of the Company’s addition of employees for running the day to day operations associated with RTG Ventures (Europe) Limited.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $90,000 for the fiscal year ended August 31, 2011. This is primarily a result of a decrease in shares issued for services to consultants. This decrease is due to streamlining of overhead in the parent company in the US resulting in a decrease in expenditures.

Amortization and depreciation for the years ended August 31, 2011 and 2010 was approximately $125,000 and $0 respectively. The increase is due to the amortization of debt discount of approximately $123,000 in 2011.

Interest expense for the years ended August 31, 2011 and 2010 was approximately $106,000 and $80,000 respectively. An increase of approximately $25,000 or 32% which is the result of interest associated with the additional notes payable issued in 2011.

Write off of payables totaled approximately $219,000 for the year ended August 31, 2011. Approximately $135,000 relates to a non refundable advance provided to the Company in connection with a potential merger that was never finalized. As a result of the circumstances and based on a legal evaluation the payable from 2009 has been written off to other income.

Loss on settlement of debt totaled approximately $43,000 for the year ended August 31, 2011 and was due to an issuance of shares to pay a loan in excess of the loan totaling approximately $67,000 and a gain on a settlement of salary owed to an employee of approximately $23,500.

Loss on impairment of goodwill of approximately $157,000 for the year ended August 31, 2011 is based on the acquisition of Stylar Limited. The Company has impaired the full amount of the goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
RTG Ventures, Inc.

We have audited the accompanying consolidated balance sheets of RTG Ventures, Inc. and Subsidiaries, as of August 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the results of their operations and cash flows for the years ended August 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $8,935,000. The Company incurred a net loss for the year ended August 31, 2011 of approximately $1,477,000 and has negative working capital at August 31, 2011 of approximately $1,660,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP
Certified Public Accountants
New York, New York
December 14, 2011

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$62,111	$-
Account receivable	43,318	-
Total current assets	105,429	-

Property and equipment - net	4,231	-

TOTAL ASSETS	$109,660	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$303,535	$105,197
Related party payable	-	73,841
Accrued salaries	1,003,040	869,522
Loan payable	253,000	275,000
Convertible debentures, net of debt discount	209,120	125,000

TOTAL CURRENT LIABILITIES	1,768,695	1,448,560

STOCKHOLDERS' DEFICIT

Preferred stock, par value .001; authorized 2,000,000 shares; 263,772 and -0- shares issued and outstanding	264	-
Common stock, par value .001; authorized 500,000,000 shares; 197,690,250 and 151,450,219 shares issued and outstanding, respectively	197,694	151,453
Additional paid in capital	7,080,069	5,857,949
Other comprehensive loss	(2,047)	-
Accumulated deficit	(8,935,015)	(7,457,962)

TOTAL STOCKHOLDERS' DEFICIT	(1,659,035)	(1,448,560)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109,660	$-

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
	2011	2010

Revenues	$539,068	$-

Cost of sales	457,916	-

Gross Profit	81,152	-

Operating expenses:
General and administrative	358,684	438,768
Payroll expense	728,542	468,102
Legal and professional fees	257,031	347,485
Amortization and depreciation	125,484	-

Total operating expenses	1,469,741	1,254,055

Operating loss	(1,388,589)	(1,254,055)

Other income (expense):
Interest income (expense)	(106,064)	(80,333)
Gain (loss) on foreign currency transactions	(1,147)	3,082
Loss on settlement of debt	(43,343)	-
Impairment of goodwill	(156,908)	-
Gain from writeoff of payables	218,998	-
Total other income (expense)	(88,464)	(77,251)

Net loss	$(1,477,053)	$(1,331,306)

Foreign currency translation adjustment	(2,047)	-
Comprehensive loss	$(1,479,100)	$(1,331,306)

Net loss per share:
Basic and dilute	$(0.01)	$(0.01)

Weighted average number of shares:
Basic and diluted	171,617,899	142,036,062

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,477,053)	$(1,331,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for compensation	26,000	100,000
Fair value of shares issued for services	20,150	496,300
Fair value of shares issued in payment interest expense	-	5,333
Depreciation	1,844
Amortization of debt discount	123,672	-
Impairment of goodwill	156,908	-
Loss on settlement of debt	43,343	-
Gain on write off of payable	(218,999)	-
Beneficial conversion feature on notes payable	-	75,000
Changes in operating assets and liabilities:
Accounts receivable	13,950
Due to related party	-	73,841
Accrued compensation	655,917	329,275
Accounts payable and accrued expenses	141,395	(23,143)
Net cash used in operating activities	(512,873)	(275,000)

Cash flows used in investing activities:
Cash acquired in connection to acquisition of subsidiary	80,037	-
Purchase of fixed assets	(6,075)

Net cash provided by investing activities	73.962	-

Cash flows from financing activities:
Proceeds from convertible notes payable	337,653	190,000
Proceeds from loans payable	30,500	-
Payments on convertible notes payable	(53,000)	-
Capital contributions	190,000	85,000

Net cash provided by financing activities	505,153	275,000

Net increase in cash	66,241	-

Effect of variation of exchange rate on cash held in foreign currency	(4,131)	-

Cash, beginning of year	-	-

Cash, end of year	$62,111	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,653	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Assignment of shareholder debt	$450,000	$140,000
Conversion of convertible notes payable into common stock	$100,000	$65,000
Conversion of loans payable into common stock	$367,500	$-
Conversion of accounts payable into common stock	$-	$125,000
Fair value of preferred shares issued for acquisition	$225,027	$-
Shares issued for accrued salaries	$48,850	$-

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Accumulated	Other	Total
	Preferred Stock		Common Stock		Paid in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Total	Loss	Deficit
Balance, August 31, 2009	-	$-	$126,216,885	$126,219	$4,931,550	$(6,126,356)	$-	$(1,068,587)

Share based compensation	-	-	-	-	100,000	-	-	100,000

Shares issued for exercise of options	-	-	2,500,000	2,500	122,500	-	-	125,000

Shares issued for services	-	-	12,500,000	12,500	375,500	-	-	388,000

Beneficial conversion feature in connection with convertible debt	-	-	-	-	75,000	-	-	75,000

Shares issued in connection with conversion of debt	-	-	2,500,000	2,500	22,500	-	-	25,000

Shares issued for conversion of debentures @ $0.015 per share	-	-	2,666,668	2,667	37,333	-	-	40,000

Shares issued in connection with interest incurred	-	-	266,666	267	5,066	-	-	5,333

Shares issued in connection with employment term sheets	-	-	4,800,000	4,800	103,500	-	-	108,300

Capital contribution	-	-	-	-	85,000	-	-	85,000

Net loss	-	-	-	-	-	(1,331,606)	-	(1,331,606)

Balance, August 31, 2010	-	-	151,450,219	151,453	5,857,949	(7,457,962)	-	(1,448,560)

Shares issued in connection with conversion of debentures	-	-	10,000,000	10,000	90,000	-	-	100,000

Shares issued in connection with employment term sheets	-	-	5,322,327	5,322	69,528	-	-	74,850

Shares issued for services	-	-	1,500,000	1,500	18,650	-	-	20,150

Shares issued for payment of loan payable	-	-	30,817,704	30,819	403,574	-	-	434,393

Capital contribution	-	-	-	-	190,000	-	-	190,000

Beneficial conversion feature in connection with convertible debt	-	-	-	-	224,205	-	-	224,205

Shares issued in connection with purchase of subsidiary	264,000	264	-	-	224,763	-	-	225,027

Cancellation of shares issued for services	-	-	(1,400,000)	(1,400)	1,400	-	-	-

Net loss	-	-	-	-	-	(1,477,053)	-	(1,477,052)

Other comprehensive loss	-	-	-	-	-	-	(2,047)	(2,047)

Balance, August 31, 2011	264,000	$264	$197,690,250	$197,694	$7,080,069	$(8,935,015)	$(2,047)	$(1,659,035)

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

RTG Ventures, Inc. is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

On March 31, 2010, RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of RTG Ventures (Europe) subsidiaries Bitemark MC Limited and Stylar Limited, a/k/a Digital Clarity Limited. RTG Ventures (Europe) has been valued 12 months forward using forecasts submitted by them and agreed by the Company as notional valuations. An 8-K/A was filed in September 2010 containing audited financials which completed the transactions. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. The methodology provides for a valuation of 4X net profit for Stylar Limited. All preferred stock will be held by RTGV's transfer agent for the 12 month period ending September 3, 2011. See footnotes 13 and 14 for additional information.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website, www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Initially and for the first year of operations, RTG Ventures was organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contained both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contributed to RTG Ventures' total product offering for media rights owners.

Subsequent to the close of the fiscal year following substantial investment and rapid change within the three main operating sectors of the business, the Company has had a structural review of its total product and services offering. The review was carried out by the board of directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that due to the shift in the market, the company would adopt a lean approach that focused on the relations built up over the year in the music arena as well as build on the early stage development of its CloudChannel product, to re-align and address the new social and analytics needs of the market. Within this shift, it was agreed that a new, more appropriate name be given to the technology that reflected the change and would allow the building of brand value in its own right. That effort is underway.

Certain business lines were eliminated from the Business Plan immediately. In October, 2011 the joint venture with iPayu was mutually withdrawn and in December, 2011 the acquisition of Bitemark was rescinded. The companies reverted to the same position each held prior to the contracts.  The Corporate Resolution for the rescission of the Bitemark Share Purchase Agreement is included as an exhibit to this filing for 2011 eventhough it constitutes a subsequent event.
As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced augmented to the technology offering would position the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RTG Ventures, Inc. offers Music & Entertainment Technology Solutions and Digital Marketing Services. Harnessing the strength of its acquired online marketing agency Digital Clarity, the company has developed a software platform that fills the needs of artists, management and labels in a complex and ever increasing social economy. Using Digital Clarity’s application in the social and marketing arena, RTG Ventures offers a unique value proposition of intelligent, analytics based technology with the support and insight of an experienced digital marketing team. RTG Ventures offers companies a complete, seamless and powerful solution in marketing, alongside cutting edge technology platforms for web, mobile and tablet devices.

The Company is committed to rolling out the services of both the technology and marketing  services offering of the business from its current base in London, England into larger markets in the United States, namely Los Angeles and New York.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has incurred an accumulated deficit of approximately $8,935,000 and had negative working capital at August 31, 2011 of approximately $1,663,000.The Company has incurred net losses of approximately $1.5 million during the year ended August 31, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term finance which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

For all periods prior to August 31, 2010, the Company considered itself a development stage enterprise. During the year ended August 31, 2011, the Company has generated approximately $540,000 in revenue and made significant progress toward achieving its intended business plan in becoming a full-service digital media and monetization company with an integrated value proposition unique in the industry. As a result of the generation of significant revenue as well as a result of the Company development we no longer consider ourselves a development stage enterprise.

 The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RTG Ventures (Europe), Ltd. All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2011 and 2010, the Company recognized $24,818 and $0 as allowance for doubtful accounts, respectfully.

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

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at August 31, 2011 for fiscal year ended August 31, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2011, with the exception of its convertible notes payable.  The carrying amounts of these liabilities at August 31, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of August 31, 2011 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Two of the Company's customers accounted for approximately 27% and 16% respectively of its revenues during the year ending August 31, 2011. The Company did not have any sales in 2010.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may require an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Impairment of Goodwill

Goodwill is tested for potential impairment at least annually, and whenever events or changes in circumstances suggest that the carrying value may be impaired. Judgment regarding the existence of impairment indicators are mainly based on operating results, changes in the manner of the use of the acquired assets or the Company’s overall business strategy, and market and economic trends.  As of August 31, 2011 the Company determined that the goodwill of $156,908 should be fully impaired based on the non profitable position of the subsidiary.  In addition, management has also taken into account the going concern issues of the parent company as an additional reason to impair the intangible.

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended August 31, 2010 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		AUGUST 31,
	Estimated life	2011
Computer and office equipment	3 to 5 years	$6,075
Less: Accumulated depreciation		(1,844)
		$4,231

Depreciation expense amounted to $1,844 for the year ended August 31, 2011.

NOTE 4 - LOAN PAYABLE

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

In 2011 an officer of the Company sold $450,000 of debt to the same shareholder. The debt is due on demand and bears no interest. During the year the Company issued approximately 30,817,704 shares as partial payment of the loan valued at $434,392, in which $367,500 related to the principal portion and $66,892 was recorded as a loss on debt settlement. The balance remaining is $228,500 as of August 31, 2011

In 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest.

During the fiscal year ended August 31, 2009, certain shareholders advanced $135,000 to the Company in anticipation of the completion of a merger. The capital infusion was intended to facilitate the merger. The advances bear no interest. The conditions of closing were not met and the agreement was rescinded on March 30, 2010. This balance was carried as a loan payable in 2010. As of August 31, 2011,  the Company has recognized the $135,000 as other income.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At August 31, 2011 and August 31, 2010 convertible debentures and loans payable consisted of the following:

	August 31,	August 31,
	2011	2010
Convertible notes payable	$309,653	$125,000
Unamortized debt discount	(100,533)	-
Total	$209,120	$125,000

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

In February, 2010 the Company issued convertible debentures in the amount of $50,000 at 0% interest. The notes matured in August 2010 and were convertible into shares of the Company’s common stock at $.01 per share at that date. 5,000,000 shares were issued October, 2010.

In March, 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matured in September 2010 and was convertible into shares of the Company’s common stock at $.01 per share. This note is currently in default.

In May, 2010, the Company issued a convertible debenture in the amount of $50,000 at 0% interest. The note matured in November 2010 and was convertible into shares of the Company’s common stock at $.01 per share at that date. 5,000,000 shares were issued January 2011.

In September, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares of common stock.

In September 2010, the Company entered into an agreement with a third party non-affiliate to an 8% interest bearing convertible debenture for $53,000 due in nine months. The balance can be paid in full or can be converted into shares on or after March 26, 2011 at an average share price computed on the 30 days prior to conversion. This convertible note contains round down provisions relative to the conversion price of the note.  Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion.  The adoption of ASC 815 affects the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down - round" provisions).  In connection with this debenture, the Company recorded a $44,828 discount on debt, related to the beneficial conversion feature of the note, to be amortized over the life of the note or until the note was converted or repaid. In March 2011, the Company repaid in full this convertible debenture.

 In October, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares of common stock.

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months. The balance can be paid in full or can be converted into shares on or after December 8, 2011, January 4, 2012, February 16, 2012 and April 7, 2011 respectively at an average share price computed on the 30 days prior to conversion.  In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid.

In March 2011, the Company received $81,653 from a non-affiliated third party in the form of a convertible debenture at 0% interest and is due on demand. This note is convertible into approximately 8,000,000 shares of common stock.

During the years ended August 31, 2011 and 2010 the Company amortized charges of $123,672 and $75,000, respectively of debt discount related to beneficial conversion features associated with the issuance of these debentures.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DUE TO RELATED PARTY

As of August 31, 2010, a related party paid $73,841 in various expenses on behalf of the Company in anticipation of the completion of a merger. The conditions of closing were not met and the agreement was rescinded in 2011. As of August 31, 2011 and as a result of the rescission of the agreement the Company has recognized the remaining balance of $73,841 as other income.

NOTE 7 – ACCRUED PAYROLL

For the years ended August 31, 2011 and 2010 the Company owes $1,003,040 and $869,522 respectively, in accrued salary to its employees. The amounts are non-interest bearing.
NOTE 8 - COMMON STOCK AND PREFERRED STOCK

As of August 31, 2011 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 264,000 were outstanding.

As of August 31, 2011 we had authorized 500,000,000 shares of $.001 par value common stock, of which 197,692,250 were issued and outstanding.

In June 2011, the  shareholders had approved an increase in our share capital allowing for an increase in the number of authorized common shares from 300,000,000 to 500,000,000. The amended articles of incorporation were filed with the state of Florida on June 22, 2011.

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

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK AND PREFERRED STOCK (continued)

During the year ended August 31, 2011, the Company issued 10 million shares of common stock valued at $100,000 as payment for convertible loans payable. In addition the Company issued 30,817,704 shares of common stock valued at $434,392 of which $367,500 was to pay principal portion of loans payable and the remaining $66,892 was recorded as loss on debt settlement.

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

In October 2010, a note holder received 4,000,000 shares of common stock valued at $54,000 in connection with the conversion of a portion of a loan payable of which $46,000 relates to the principal portion and $8,000 was recorded as a loss on settlement.

In November, 2010, 500,000 shares of common stock were issued for $7,000 to a consultant as a sign-on bonus under the terms of the agreement for services.

In December 2010, 250,000 shares of common stock for $3,000 were issued to a company executive as a project bonus under the terms of services.

In December 2010, 500,000 shares of common stock for $6,000 were issued to a company executive as a sign on bonus under the terms of services.

In April 2011, 1,000,000 shares of common stock for $10,000 were issued to a company executive as a sign on bonus under the terms of services.
In August 2011the Company cancelled 1,400,000 shares issued to a consultant. The company cancelled 1,200,000 shares of common stock issued in April 2009 and 200,000 shares issued in June, 2009. The shares were returned because of non-performance on the part of said consultant.

In August 2011, 1,500,000 shares of common stock for $23,850 were issued to a company executive as a sign on bonus under the terms of services.
In August 2011, 1,572,327 shares of common stock for $25,000 were issued to a company executive in lieu of salary.

NOTE 9 - INCOME TAXES

For the years ended August 31, 2011 and 2010, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

	Year Ended August 31,
	2011	2010
Benefit computed at statutory rate	$(501,000)	$(453,000)
State tax (benefit), net of federal affect	(59,000)	(53,000)
Permanent differences (primarily non deductible compensation)	126,000	222,000
Increase in valuation allowance	434,000	284,000

Net income tax benefit	$-	$-

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $3,210,000 at August 31, 2011 which expire at various times through 2031. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral asset is as follows:

Tax benefit of net operating loss carry-forward	$1,220,000
Accrued officer compensation	345,000
Compensation paid with options	103,0000
Valuation allowance	(1,668,000)

Net deferred tax asset	$-

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

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYMENT AND CONSULTING AGREEMENTS (continued)

In September 2010 a term sheet was agreed with a company officer for annual remuneration of $150,000 with Ms. Linda Perry for her role as a consultant and as Executive Director and US interface to provide oversight regarding external regulatory reporting requirements. In addition, she is lead executive for capital funding requirements and business development.

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the Chairman and Director of the Company, Mr. Neil Gray. Mr. Gray may receive a bonus totaling 50-75% of his base salary after certain Company performance objectives are achieved following the first year of operation. In 2010, Mr. Gray as a sign on bonus received 3.0 million restricted shares.

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the President and CEO of the Company, Mr. Dominic Hawes-Farley. In 2010 the President and CEO received 1.5 million restricted shares as a sign on bonus. Mr. Hawes-Fairley resigned on September 16, 2011.

On October 11, 2010, the Company entered into a three month consulting agreement for the purpose of consulting for equity and bond placements as well as financial relations, public relations and research services. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated December 10 and as such, the last payment was not paid.

In September 2010, the Company entered into a three year agreement with an officer of the company for annual remuneration of $150,000. The officer will perform all duties as executive director and chair the nomination/compensation and audit committees.

In November, 2010, a term sheet was agreed with a consultant in the media systems division. 500,000 shares of common stock were issued to the consultant as a sign-on bonus under the terms of the agreement for services.

In December, 2010, a term sheet was agreed with a consultant in the payment systems division. 500,000 shares of common stock were issued to the consultant under the terms of the agreement for services.

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

NOTE 13 – ACQUISITION

RTG Ventures, Inc. acquired 100% of the shares of RTG Ventures (Europe) Ltd., 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTG shall issue and transfer 263,772 preferred shares which convert into its common stock. The conversion rate is calculated and agreed by RTG.  It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures, Inc.. All shares held in escrow will be voted by management.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – ACQUISITION (continued)

Stylar Limited

Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodology outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity Limited. Stylar Limited was notionally valued 12 months forward. The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for as a purchase of a business under Accounting Standards Codification ("ASC") 805, Business Combinations.

The valuation methodology resulted in a purchase price agreed to by both parties of $225,027. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The result of the agreed upon purchase price would be the issuance of 263,772 shares of preferred stock at a ratio of 1 to 53.04 shares of common stock.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Stylar Limited
ASSETS

Current assets	$137,307

LIABILITIES

Current liabilities	69,188

Fair value of net assets	$87,922
Purchase price	225,027
Excess purchase price over fair value (goodwill)	$156,908

The purchase price resulted in the Company recognizing goodwill of $156,908. The transaction was accounted for under the purchase method in accordance with ASC 805.

In accordance with ASC 305 and as of August 31, 2011 the Company determined that the goodwill of $156,908 should be fully impaired.

RTG VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RESCISSION OF SHARE EXCHANGE AGREEMENT

Bitemark MC Limited.

On September 3, 2010, the Company acquired 100% of the common stock of Bitemark MC Ltd (“Bitemark”), according to the derivative valuation methodology outlined in the Share Exchange Agreement of Bitemark Limited (BMC).

In June 2011 Bitemark MC Ltd was liquidated and is no longer operating.  The original Share Purchase Agreement was rescinded leaving both companies in the same position prior to the first agreement between the parties. Since this dissolution occurred during the fiscal period, management determined that a deconsolidation would be appropriate in this case and therefore, the original transaction recorded in September 2010 was reversed.

NOTE 15 - FOREIGN OPERATIONS

As of August 31, 2011, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2011 and revenues for fiscal 2011 were as follows:

	United States	Great Britain	Total
Revenues	$-	$539,068	$539,068
Total revenues	$-	$539,068	$539,068
Identifiable assets at August 31, 2011	$19,949	$89,711	$109,660

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2011, our management, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of August 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in a start-up mode, with its operations solely in the UK, therefore, one board member is charged with US interface to ensure all regulatory and control requirements are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). On September 3, 2010, the Company filed an 8-K acquiring two companies operating in the UK, as such, materially affected the systems in place. After one year of operations management is centralizing its activities in the US going forward. This will provide further assurance that the internal controls regarding financial systems are in a state of continuous improvement.

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

Name	Position
Neil Gray	Chairman and Executive Director

Reggie James	Senior Vice President and Executive Director

Linda Perry	Executive Director, Chair Nomination/Compensation and Audit Committees

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Neil Gray. Mr. Gray has served as Chairman and Executive Director of RTG Ventures, Inc. since April 1, 2010. Between 1999 and 2007, Gray was involved as an officer and equity participant of a privately held UK based Healthcare Group. Prior to leaving the group, a stable, conservative growth model was created to establish growth organically and by acquisition through operational knowledge and accurate prediction of cash flow/interest rates within the group’s debt/equity structure. The group’s interests were not restricted to the UK with alliances and interests developed into the European Union.

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

Linda Perry. As of April 1, 2010 Ms. Perry serves as Executive Director and Chair Nomination/Compensation and Audit Committees. She had served as our President, Chief Executive Officer and a Director until March 31, 2010 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. Prior to that time, from 2001-2002, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Between 1999-2001, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a senior executive at ExxonMobil Corporation from 1983-1996, holding general management positions with global responsibility in finance, marketing and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

Reggie James. As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity, Ltd.

Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are common place today.

Mr. James is founder of Digital Clarity, a leading Digital Advertising Agency and a wholly owned business of RTG Ventures, Inc.

The company helps major brands and medium sized companies take advantage of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

Mr. James launched the European division of a VoIP technology company that became the first dot com to list of the Singapore Stock Exchange that was acquired by Spice Communications. In turn, Spice has been acquired by Idea Cellular, the 3rd largest mobile services operator in India.

Mr. James is also the co-founder of an internet analytics technology software house as well as shareholder in an AIM listed marketing services company. AIM is the London Stock Exchange’s international market for smaller growing companies.

Previously, Mr. James was involved with publishing groups VNU & Ziff-Davis where he launched titles such as Management Consultancy and IT Week. Prior to launching Digital Clarity, Mr. James was part of the global sales team at leading search company AltaVista where he managed global brands such as Compaq and Hewlett Packard (HP). AltaVista is now part of Yahoo! Inc.

Board Committees

We currently have standing committees on our Board of Directors. The audit committee and compensation committee are listed below.

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

Compensation of Directors

All directors are officers and their compensation is included on the summary compensation table (Item 11).

Compliance with Section 16(A) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2011. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2011, or 2010, except as follows:

Name and	Fiscal year							All
principal	Ended			Other	Options/	Restricted	LTIP	other
position	August 31,	Salary	Bonus	Compensation	SARs	stock awards	Payouts	Compensation

Dominic Hawes-Farley	2011	160,671(1)	0	0	0	0	0	0
President/CEO/Director	2010	(2)				1,500,000 (3)

Neil Gray	2011	160,671(4)	0	0	0	0	0	0
Chairman/Executive Director	2010	(5)				3,000,000 (6)

Reggie James	2011	170,414(7)	0	0	0	1,000,000 (9)	0	0
Executive Director/Senior Vice President	2010	(8)				250,000 (10)

Linda Perry	2011	150,000 (11)	0	0	0	0	0	0
Executive Director	2010	107,917 (12)	0	0	0	0	0	0

(1)	For the fiscal year ending August 31, 2011, Mr. Hawes-Fairley earned $166,071 of which $69,905 has been paid in cash and $48,850 in equivalent equity for a total of $118,755.
(2)	For the fiscal year ending August 31, 2010 Mr. Hawes-Fariley did not earn in excess of $100,000 in compensation.
(3)	Mr. Hawes-Farley received a sign on bonus in 2010 of 1,500,000 shares. Mr. Hawes-Fairley resigned on September 16, 2011.

(4)	For the fiscal year ending August 31, 2011, Mr. Gray earned $166,071 of which $0 has been paid.

(5)	For the fiscal year ending August 31, 2010 Mr. Gray did not earn in excess of $100,000 in compensation.

(6)	Mr. Gray received a sign on bonus in 2010 of 3,000,000 shares.

(7)	For the fiscal year ending August 31, 2011, Mr. James earned $170,414 of which $170,414 has been paid.

(8)	For the fiscal year ending August 31, 2010 Mr. James was not an employee of the Company.

(9)	For the fiscal year ending August 31, 2011 and 1,000,000 restricted shares as a sign on bonus.

(10)	In 2010 Mr. James received 250,000 restricted shares as a project bonus.

(11)	For the fiscal year ended August 31, 2011, Ms. Perry earned $150,000 of which $0 has been paid.

(12)	For the fiscal year ending August 31, 2010, Ms. Perry earned $107,917 through August 31, 2010 of which $0 has been paid. She was not compensated from April 1, 2011 – August 31, 2011

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2011 and 2010.

 Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2011.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Employment Agreement

Effective April 24, 2006, the Company entered into an employment agreement with its President and Chief Executive Officer, Linda Perry. The Agreement was for an initial three year term and thereafter was renewed annually on a rolling basis and terminable by either party upon 12 months' prior written notice. As consideration for her services, the Company agreed to a base salary of $185,000. Ms. Perry received 1,500,000 5-year options on each September 1 that the Agreement is in effect, beginning on September 1, 2007. Such options had an exercise price equal to the market price of our common stock on the date of grant. The contract concluded March 31, 2010.

In September 2010 a term sheet was agreed with a company officer for annual remuneration of $150,000 for her role as a consultant and as Executive Director as US interface to provide oversight external regulatory reporting requirements. In addition, she is lead executive for capital funding requirements and business development.

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the Chairman and Director of the Company, Mr. Neil Gray. Mr. Gray may receive a bonus totaling 50-75% of his base salary after certain Company performance objectives are achieved following the first year of operation. In 2010, Mr. Gray as a sign on bonus received 3.0 million restricted shares.

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the President and CEO of the Company, Mr. Dominic Hawes-Farley. In 2010 the President and CEO received 1.5 million restricted shares as a sign on bonus. Mr. Hawes-Farley resigned on September 16, 2011.

Consulting Agreements

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

On October 11, 2010, the Company entered into a three month consulting agreement for the purpose of consulting for equity and bond placements as well as financial relations, public relations and research services. For the term of this agreement, the consultant shall receive an up-front retainer fee of 500,000 shares of restricted stock. In addition the consultant shall receive an additional 1,000,000 shares of restricted stock on November 11, 2010 and another 1,000,000 shares of restricted stock on December 11, 2010. The contract was terminated December 10 and as such, the last payment was not paid.

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

Report on Repricing of Options/Sars

During the fiscal year ended August 31, 2011 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2011 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons  listed below have sole voting and investment power with respect to all shares of our common  stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Common Stock percentage owned:

(1) Neil Gray	6,000,000	3.04%
(2) Reggie James	1,250,000	0.63%
(3) Lancer Corp. (Owned 100% by Mr. Barrington J. Fludgate)	13,500,000
Mr. Barrington J. Fludgate	11,625
Mr. Mark Fludgate (son of Mr. Barrington Fludgate)	2,000,000
Total for Mr. Barrington Fludgate	15,511,625	7.85%
(4) Linda Perry	16,060,781	8.12%
All Directors and Executive Officers as a Group (3 persons)	23,310,781	11.79%

Item 13. Certain Relationships and Related Transactions
None.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2011 and 2010 are set forth in the table below:

	August 31, 2011	August 31, 2010
Audit Fees(1)	$43,000	$29,500

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Committee's Pre-Approval Practice.

During fiscal year ended August 31, 2011, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors

PART IV

Item 15. Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant, as amended.
3.2*	By-laws of the Registrant, as amended.
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

10.3(5)	Share purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.4(5)	Share purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.4(6)	Amendment to Share Exchange Agreement, dated March 31, 2010, between RTG Ventures, Inc., and Cloud Channel Limited.
10.5(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.6(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.7*	Rescission Resolution of Share Exchange Agreement, dated March 31, 2010, between RTG Ventures, Inc. and Bitemark MC Limited
14.1(3)	Code of Ethics
31.1*	Section 302 Certification of Executive Director
32.1*	Section 906 Certification of Executive Director

(1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K Filed with the Commission on October 6, 2004.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004    .
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

RTG VENTURES, INC.

Date: December 14, 2011	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2011	/s/ Linda Perry
Executive Director (Executive Director)