Form 10-Q
period 2011-11-30
RTG VENTURES INC
filed 2012-01-17
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o David E. Price

1915 I Street Northwest

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 238,868,865 shares of Common Stock, par value $.001 per share, as of January 13, 2012.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

1

 RTG VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

 RTG VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$12,505	$62,111
Accounts receivable, less allowance for doubtful accounts of $26,603 and $24,818 at November 30, 2011 and August 31, 2011, respectively	54,498	43,318
Total current assets	67,003	105,429

Property and equipment, net	3,544	4231

TOTAL ASSETS	$70,547	$109,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$329,096	$303,535
Accrued salaries	1,067,070	1,003,040
Loans payable	222,500	253,000
Convertible notes payable, net	254,212	209,120
Derivative liability	71,549	-

TOTAL CURRENT LIABILITIES	1,944,427	1,768,695

STOCKHOLDERS' DEFICIT
Preferred stock, par value .001; authorized 2,000,000 shares,
263,772 issued and outstanding, respectively	264	264
Common stock, par value .001; authorized 500,000,000 shares;
220,995,044 and 197,690,250 shares issued and outstanding, respectively	220,999	197,694
Additional paid in capital	7,277,274	7,080,069
Other comprehensive income	(2,996)	(2,047)
Accumulated deficit	(9,369,421)	(8,935,015)

TOTAL STOCKHOLDERS' DEFICIT	(1,873,880)	(1,659,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,547	$109,660

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,
	2011	2010

SALES	$83,158	$183,960

COST OF SALES	96,755	119,079

GROSS PROFIT (LOSS)	(13,597)	64,881

COSTS AND EXPENSES:
General and administrative	61,480	95,608
Payroll	77,002	160,766
Legal and professional fees	69,765	90,432
Amortization and depreciation	83,581	30,710

TOTAL OPERATING EXPENSES	291,828	377,516

OPERATING LOSS	(305,425)	(312,635)

OTHER INCOME (EXPENSE)

Interest expenses	(14,581)	(860)
Gain on foreign currency transactions	658	156
Other Interest – Derivative expense	(71,549)	-
Other Interest – Modification expense	(43,510)	-
Gain from write-off of payables	-	26,297

TOTAL OTHER INCOME (EXPENSE)	(128,982)	25,593

NET LOSS	$(434,407)	$(287,042)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(948)	(3,208)
COMPREHENSIVE LOSS	$(435,355)	$(290,250)

NET LOSS PER SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and Diluted	207,702,704	158,441,230

See notes to unaudited consolidated financial statements.

RTG VENTURES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Deficit

Balance, August 31, 2011	263,772	$264	197,690,250	$197,694	$7,080,069	$(8,935,014)	$(2,048)	$(1,659,035)
Shares issued in connection with conversion of debentures @ $0.002 per share	-	-	16,804,794	16,805	21,195	-	-	38,000
Shares issued for services			6,500,000	6,500	52,000	-	-	58,500
Interest related to modification of conversion price of debt	-	-	-	-	43,510	-	-	43,510
Capital Contribution	-	-	-	-	80,500	-	-	80,500

Comprehensive income:
Net loss	-	-	-	-	-	(434,407)	-	(434,407)
Other comprehensive income(loss)							(948)	(948)
Subtotal	-	-	-	-	-	-	-	(435,355)

Balance, November 30, 2011	263,772	$264	220,995,044	$220,999	$7,277,274	$(9,369,421)	$(2,996)	$(1,873,880)

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,407)		$(287,042)

Adjustments to reconcile net loss to
net cash used in operating activities:
Fair value of shares issued for compensation	-		7,000
Fair value of shares issued for services	58,500		20,150
Depreciation	392		-
Derivative expense	71,549		-
Amortization of debt discount	83,092		30,710
Bad debt expense	1,787		-
Interest related to modification of conversion price of debt	43,510		-
Gain on write-off of payables	-		26,297
Changes in assets and liabilities:
Accounts receivable	(12,964)		(5,735)
Due to related party	-		(73,841)
Accrued salaries	64,030		171,713
Accounts payable and accrued expenses	25,897		(18,091)
NET CASH USED IN OPERATING ACTIVITIES	(98,614)		(128,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection to acquisition of subsidiaries	-		57,269
Purchases of fixed assets	-		(4,039)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-		53,230

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable			53,000
Capital contribution	50,000		95,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000		148,000

NET INCREASE (DECREASE) IN CASH	(48,614)		72,391

EFFECT OF VARIATION OF EXCHANGE RATE ON CASH HELD IN FOREIGN CURRENCY	(992)		(3,208)

CASH – BEGINNING OF PERIOD	62,111		-

CASH – END OF PERIOD	$12,505		$69,183

CASH PAID FOR :
Interest	$-		$-
Taxes	$-		$-
Supplemental Cash Flow Information:
Non-Cash Investing and Financing Activities
Debt contributed to capital	$30,500	$
Issuance of convertible note payable to satisfy liabilities – related party	$-		$150,000
Conversion of convertible notes payable into common stock	$38,000		$50,000
Conversion of loans payable into common stock	$-		$52,000
Fair value of preferred shares issued for acquisition	$-		$225,027
Purchase price of subsidiaries	$-		$156,908

See notes to unaudited consolidated financial statements.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 31, 2010, RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the valuation methodologies outlined in the Share Exchange Agreements of RTG Ventures (Europe) subsidiaries Bitemark MC Limited and Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward using forecasts submitted by them and agreed by the Company as notional valuations. An 8-K/A was filed in September 2010 containing audited financials which completed the transactions. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. The methodology provides for a valuation of 4X net profit for Stylar Limited. All preferred stock will be held by RTGV's transfer agent for the 12 month period ending September 3, 2011. See footnotes 13 and 14 for additional information.

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

(Unaudited)

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred an accumulated deficit of approximately $9,370,000 and had negative working capital at November 30, 2011 of approximately $1,875,000.The Company has incurred net losses of approximately $435,000 for the quarter ended November 30, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term finance which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the RTG Ventures, Inc. Annual Report on Form 10-K for the year ended August 31, 2011.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2011 and August 31, 2011, the Company recognized $26,603 and $24,818 as allowance for doubtful accounts, respectfully.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at November 30, 2011.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2011, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the quarter ended November 30, 2011, the company had loans payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2011, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at November 30, 2011 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of November 30, 2011 and therefore classified as Level 1 within our fair value hierarchy.

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

RTG VENTURES, INC. AND SUBSIDIARIES

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		November 30,	August 31,
	Estimated life	2011	2011
Computer and office equipment	3 to 5 years	$5,780	6,075
Less: Accumulated depreciation		(2,236)	(1,844)
		$3,544	4,231

Depreciation expense amounted to $392 and $0 for the quarters ended November 30, 2011 and 2010 respectively.

NOTE 4 - LOAN PAYABLE

	November 30,	August 31,
	2011	2011
Loans payable	$222,500	$253,000
Total	$222,500	$253,000

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

In the year ended August 31, 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest. The debt is due on demand and bears no interest. In November 2011 this note was assumed by an officer of the Company and simultaneously contributed to capital.

In the year ended August 31, 2011 an officer of the Company sold $450,000 of debt to the same shareholder. The debt is due on demand and bears no interest. During the year the Company issued approximately 30,817,704 shares as partial payment of the loan valued at $434,392, in which $367,500 related to the principal portion and $66,892 was recorded as a loss on debt settlement. The balance remaining is $228,500 as of August 31, 2011

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

At November 30, 2011 and August 31, 2011 convertible debentures consisted of the following:

	November 30,	August 31,
	2011	2011
Convertible notes payable	$271,653	$309,653
Unamortized debt discount	(17,441)	(100,533)
Total	$254,212	$209,120

In March, 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matured in September 2010 and was convertible into shares of the Company’s common stock at $.01 per share.

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loan is convertible at an average share price computed on the 30 days prior to conversion. Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion. The adoption of ASC 815 affects the accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price ("down - round" provisions). In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of August 31, 2011 the Company recorded amortization expense amounting to approximately $107,000 related to these convertible notes.

As of November 30, 2011 $38,000 of these 8% Convertible Notes have been converted into 16,804,794 shares of common stock with a $165,000 principal balance remaining. The Company additionally has recorded amortization expense amounting to $83,093 with a $17,440 net discount balance remaining, thus the net loan balance being $147,500.

As of November 30, 2011, in relation to the 8% Convertible Notes, the conversion feature of the April and May 2011 notes had commenced. The conversion rates were based on variable undeterminable conversion prices and in accordance with ASC 815-40 the Company recorded a derivative liability and related expense amounting to $71,549. As of the filing date of this report the remaining unconverted balance amounted to approximately $87,000 which was used as the basis in determining the derivative liability.

In March 2011, the Company received $81,653 from a non-affiliated third party in the form of a convertible debenture at 0% interest and is due on demand. This note is convertible into approximately 8,000,000 shares of common stock.

During the quarter ended November 30, 2011 and the year ended August 31, 2011 the Company amortized charges of $83,092 and $123,672, respectively of debt discount related to beneficial conversion features associated with the issuance of these debentures.

NOTE 6 – ACCRUED PAYROLL

For the quarter ended November 30, 2011 and the year ended August 31, 2011 the Company owes $1,067,070 and $1,003,040 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

NOTE 7 - COMMON STOCK AND PREFERRED STOCK

As of November 30, 2011 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 264,000 were outstanding.

As of November 30, 2011 we had authorized 500,000,000 shares of $.001 par value common stock, of which 220,995,044 were issued and outstanding.

In September, 2011, 6,500,000 shares of common stock were valued at $58,000 to consultants under the terms of the agreements for services.

In October and November, 2011, 16,804,794 shares of common stock were issued to satisfy $38,000 of convertible notes payable. These conversions resulted in a modification expense of $43,510.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 9 – CAPITAL CONTRIBUTION

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

In November, 2011 an officer of the Company made contributions of $80,500 to assist with various professional fees. These contributed funds are considered paid in capital, of which $50,000 was cash and $30,500 relates to a prior year loan which was assumes by an officer of the company and simultaneously contributed to capital.

NOTE 10 – ACQUISITION

RTG Ventures, Inc. acquired 100% of the shares of RTG Ventures (Europe) Limited, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTG shall issue and transfer 263,772 preferred shares which convert into its common stock. The conversion rate is calculated and agreed by RTG. It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures, Inc.. All shares held in escrow will be voted by management.

Stylar Limited

Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodology outlined in the Share Exchange Agreement of Stylar, a/k/a Digital Clarity Limited. Stylar Limited was notionally valued 12 months forward. The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for as a purchase of a business under Accounting Standards Codification ("ASC") 805, Business Combinations.

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

Stylar Limited
ASSETS

Current assets	$137,307

LIABILITIES

Current liabilities	(69,188)

Fair value of net assets	$87,922
Purchase price	225,027
Excess purchase price over fair value (goodwill)	$156,908

The purchase price resulted in the Company recognizing goodwill of $156,908. The transaction was accounted for under the purchase method in accordance with ASC 805.

In accordance with ASC 305 and as of August 31, 2011 the Company determined that the goodwill of $156,908 should be fully impaired.

Revised November 30, 2010 financial information:

In the 1st Quarter ended November 30, 2010, the Company had recorded an intangible asset of approximately $930,000 and amortization expense of $47,000 based on the tentative purchase price determinable at the time. In December 2011, the conversion factors resulting from the 12 month forward pricing were finalized and both parties had agreed to the revised purchase price and consideration resulting in a measurement period adjustment. Accordingly, pursuant to generally accepted accounting principles, it was necessary to retrospectively restate the November 30, 2010 quarterly figures filed on January 19, 2011. In accordance with ASC 805, the Company has retrospectively adjusted the November 30, 2010 figures and has disclosed in this filing the November 30, 2010 comparative financial information to reflect the new purchase price of $225,027 and an increase in income of approximately $47,000 in the Statement of Operations.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RESCISSION OF SHARE EXCHANGE AGREEMENT – BITEMARK LIMITED

Bitemark MC Limited.

On September 3, 2010, the Company acquired 100% of the common stock of Bitemark MC Limited (“Bitemark”), according to the derivative valuation methodology outlined in the Share Exchange Agreement of Bitemark MC Limited (BMC).

In June 2011 Bitemark MC Limtied was liquidated and is no longer operating. The original Share Purchase Agreement was rescinded leaving both companies in the same position prior to the first agreement between the parties. Since this dissolution occurred during the fiscal period, management determined that a deconsolidation would be appropriate in this case and therefore, the original transaction recorded in September 2010 was reversed.

Revised November 30, 2010 financial info:

In the 1st Quarter ended November 30, 2010, based on the available information at the time, the Company had recorded an intangible asset of approximately $777,000 and amortization expense of $39,000 resulting from the aforementioned acquisition. Due to management’s subsequent evaluation, the rescission of the original purchase agreement and the subsidiary’s liquidation and dissolution in June 2011, the November 30, 2010 quarterly figures filed on January 19, 2011 have been revised to nullify the amounts resulting from this invalidated transaction. The Company has retrospectively adjusted the November 30, 2010 figures and has disclosed in this filing the November 30, 2010 comparative financial information to reflect the deconsolidation of the subsidiary resulting in an increase in income of approximately $123,000 in the Statement of Operations and a decrease in Cash at the end of the year of approximately $18,000 in the accompanying Statement of Changes in Cash Flows.

NOTE 12 - FOREIGN OPERATIONS

As of November 30, 2011, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2011 and revenues for the quarter ended November 30, 2011 were as follows:

	United States	Great Britain	Total
Total revenues	$-	$83,158	$83,158
Identifiable assets at November 30, 2011	$94	$70,453	$70,547

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Background

RTG Ventures, Inc. is an OTC:QB listed company. Initially through the fiscal year 2011, RTG Ventures had been organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contained both wholly-owned companies and joint ventures with independent business plans, strategies and management. After substantial investment and rapid change within the three main operating sectors of the business, the Company has had a structural review of its total offering. The offering has been promoted by both market forces in the technology and rights management and mobile payments arenas, alongside the positive prospective growth of its acquired digital marketing company, Stylar Limited a/k/a Digital Clarity.

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

The Company has also agreed to focus on developing the business of its wholly owned and revenue generating online marketing services company, Stylar Limited. Stylar Limited has the trading brand, Digital Clarity. With a deep DNA in its operating market, blending the services of an experienced marketing approach augmenting to the technology offering would position the company in a strong, forward looking structure. The company has focused on its core strengths with an intent to develop its technology vision in conjuction with the growth and identification of revenue streams.

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

In January 2011, the Company along with Aderra, Media Technologies announced the intention of the two companies to pursue a joint venture for the specific purpose of developing a fan application (app) which will leverage the global diversity to the fan base. A Letter of Intent has been agreed upon by both parties.

Operations Quarterly Summary

RTG Ventures, Inc. faced enormous challenges in the first quarter of fiscal year 2012 which resulted in a realignment of management and the assimilation by Digital Clarity of the technology which had been developed as an outsourced activity, concurrently. The focus of the operating management was to dramatically change the strategy and streamline the business model to result in increasing revenues and the user base.

For the quarter ended November 30, 2011 the Company made the necessary changes while business development required sharing the new vision with partners and prospective new business.

Though not ideal timing and a departure from Digital Clarity’s core digital business, it has not only been necessary but imperative to assess the technology platform in development entitled Cloud Channel to incorporate it into a broader concept encompassing the power and leverage of social media and its implications in increasing client revenues. We believe the result will be a powerful product and well placed competitively.

Digital Clarity has been balancing staff requirements for technology development, existing clients and prospective new clients in a very lean, cost effective manner to minimize the burn rate. It is clear additional funding will be required to meet minimum development standards in the digital technology and marketing industry. Preliminary meetings with partners and new clients in November were well received and will continue in January. The letter of intent with Aderra Media Technologies to execute a fan based application already announced is an example of the new direction and a precursor to the ultimate product.

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

LIQUIDITY AND CAPITAL RESOURCES

RTG Ventures, Inc. spent a full year focused on developing a product called Cloud Channel through outsourcing technology development. Long term financing was not available until the product was demonstrable and ready to launch commercially. At the same time Digital Clarity, was generating revenues. After the Board’s strategic review post-2011 fiscal year, we have migrated the technology in-house and are concentrating on activities which will grow Digital Clarity, organically.

We had $12,505 cash at November 30, 2011. Our working capital deficit amounted to approximately $1.877 million at November 30, 2011.

During the quarter ended November 30, 2011, we used cash in our operating activities amounting to approximately $99,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $434,000 adjusted for the following:

•	Fair value of shares issued of $58,500;
•	Derivative expense of $71,549;
•	Amortization of debt discount of $83,092;
•	Interest related to modification of conversion price of debt of $43,510;
•	Bad debt expense of $1,787;
•	Depreciation of $392;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $26,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $64,000,which is a significant decrease as compared to the first quarter in fiscal 2011.
•	An increase in our accounts receivable of $12,964 resulting from slower collections.

During the three months ended November 30, 2011, we generated cash from financing activities of approximately $50,000, which consist of the proceeds from capital contributions.

During the quarter ended November 30, 2010, we used cash in our operating activities amounting to approximately $129,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $287,000 adjusted for the following:

•	Fair value of shares issued of approximately $27,000;
•	Amortization of debt discount of $30,710;
•	Loss on settlement of debt of $26,297;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	A decrease in our accounts payable and accrued liabilities expenses of approximately $18,000, resulting from an effort from management to lower expenses.
•	A decrease of due to related party of $73,841 resulting from the Company severing its relationship with the related party.
•	An increase in our accrued salaries of approximately $172,000, resulting from no salary payments made due to financial condition.
•	An increase in our accounts receivable of $5,700 resulting from slower collections.

During the quarter ended November 30, 2010, we generated cash from investing activities of approximately $53,000, which consist of cash acquired in connection to acquisition of Digital Clarity, and $4,039 for purchase of fixed assets.

During the quarter ended November 30, 2010, we generated cash from financing activities of $148,000, which consists of the proceeds from the issuance of convertible notes and capital contributions.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure to move forward and management anticipates that delays will occur if long term funding is not identified.

RESULTS OF OPERATIONS

Comparison of the Results for the Quarters Ended November 30, 2011 and 2010

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the quarters ended November 30, 2011 and 2010 was approximately $83,000 and $184,000, respectively. For the quarter ended November 30, 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 80% of our revenues. Our secondary sources of revenue are our Web Design Fees, Social Media and Web Design. These secondary sources amounted to approximately 20% of our revenues. . For the quarter ended November 30, 2010 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 90% of our revenues

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the quarters ended November 30, 2011 and 2010 was approximately $97,000 and $120,000, respectively. For the quarter ended November 30, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross loss of approximately $13,600 for the quarter ended November 30, 2011. For the quarter ended November 30, 2010, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $65,000 for the quarter ended November 30, 2010.

General and administrative costs decreased 36% to approximately $61,500 from approximately $95,500 for the quarters ended November 30, 2011 and 2010, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the quarter ended 2011 by 52% to approximately $77,000 as a result of the Company’s decrease in the number of employees including an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $20,000 for the quarter ended November 30, 2011. This decrease in 2011 is primarily attributable to the increased professional fees in 2010 associated with the acquisition if the Company’s subsidiaries.

Amortization and depreciation for the quarters ended November 30, 2011 and 2010 was approximately $83,500 and $30,700 respectively. The increase is due to the amortization of debt discount of approximately $83,000 in 2011.

Interest expense for the quarters ended November 30, 2011 and 2010 was approximately $14,500 and $850 respectively. An increase of approximately $13,700 or 32% which is the result of interest associated with the additional notes payable issued in 2011.

Write off of payables totaled $0 and $26,297 for the quarters ended November 30, 2011 and 2010, respectively. The 2010 write-off relates to advances provided to the Company in connection with a potential merger that was never finalized.

Other interest – derivative expense totaled approximately $71,500 and $0 for the quarters ended November 30, 2011 and 2010, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2011.

Other interest – modification expense totaled approximately $43,500 and $0 for the quarters ended November 30, 2011 and 2010, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of November 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls

We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our management is responsible for establishing, maintaining and enhancing these procedures. Management is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2011 the Company did not sell any stock nor repurchase any of its equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Executive Director - Rule 13a-14(a) Certification
32.1	Executive Director - Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: January 17, 2012	By: /s/ Linda Perry
Linda Perry Executive Director

