Form 10-Q/A
period 2011-12-31
RTG VENTURES INC
filed 2012-02-16
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended November 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on January 17, 2012, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submission of interactive data files, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

31.1	Executive Director - Rule 13a-14(a) Certification
32.1	Executive Director - Sarbanes-Oxley Act Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: February 16, 2012	By: /s/ Linda Perry
Linda Perry Executive Director