Form 10-Q
period 2012-02-29
RTG VENTURES INC
filed 2012-04-23
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 573,685,605 shares of Common Stock, par value $.001 per share, as of April 18, 2012.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

 RTG VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$39,987	$62,111
Account receivable, net	52,520	43,318
Total current assets	92,507	105,429

Property and equipment, net	3,120	4,231

TOTAL ASSETS	$95,627	$109,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$270,124	$303,535
Accrued salaries	650,202	1,003,040
Loans payable	220,500	253,000
Derivative liability	285,337	-
Convertible debentures, net	172,565	209,120

TOTAL CURRENT LIABILITIES	1,598,728	1,768,695

STOCKHOLDERS' DEFICIT

Preferred stock, par value .001; authorized 2,000,000
shares; 1,003,484 and 263,772 shares issued
and outstanding, respectively	1,003	264
Common stock, par value .001; authorized 750,000,000
shares; 526,927,913 and 151,452,219 shares issued
and outstanding, respectively	526,930	197,694
Additional paid in capital	7,605,962	7,080,069
Other comprehensive loss	(3,534)	(2,047)
Accumulated deficit	(9,633462)	(8,935,015)

TOTAL STOCKHOLDERS' DEFICIT	(1,503,101)	(1,659,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,627	$109,660

See notes to unaudited consolidated financial statements

RTG Ventures, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 29,	February 28,
	2012	2011
SALES	$125,233	$241,523

COST OF SALES	62,538	16,132

GROSS PROFIT	62,695	225,391

COSTS AND EXPENSES
General and administrative	64,311	112,592
Payroll	40,862	256,299
Legal and professional fees	31,123	33,639
Amortization and depreciation	55,532	18,682

TOTAL OPERATING EXPENSES	191,792	421,212

OPERATING LOSS	(129,097)	(195,821)

OTHER INCOME (EXPENSE)
Interest expense	(17,974)	-
Gain (loss) on foreign currency transactions	(21)	(376)
Loss on settlement of debt	-	(22,710)
Gain from write off of payables	-	39,689
Gain (loss) on derivative liability	(113,788)	53,000
Other Interest - Modification expense	(12,490)	-
TOTAL OTHER INCOME (EXPENSE)	(144,273)	69,603

NET LOSS	(273,903)	(126,218)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(538)	(1,407)
COMPREHENSIVE LOSS	$(273,908)	$(127,625)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	297,710,548	162,452,219

See notes to unaudited consolidated financial statements

RTG Ventures, Inc.

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2012	2011

SALES	$214,205	$425,483

COST OF SALES	158,914	135,211

GROSS PROFIT	55,291	290,272

COSTS AND EXPENSES
General and administrative	122,638	209,061
Payroll	117,863	417,065
Legal and professional fees	100,871	124,071
Amortization and depreciation	139,112	49,392

TOTAL OPERATING EXPENSES	480,484	799,589

OPERATING LOSS	(425,193)	(509,317)

OTHER INCOME (EXPENSE)
Interest expense	(32,555)	-
Gain (loss) on foreign currency transactions	637	(219)
Loss on settlement of debt	-	(22,710)
Gain from write off of payables	-	65,986
Gain (loss) on derivative liability	(185,337)	53,000
Other Interest - Modification Expense	(56,000)	-
TOTAL OTHER INCOME (EXPENSE)	(273,255)	96,057

NET LOSS	(698,448)	(413,260)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,486)	112
COMPREHENSIVE LOSS	$(699,934)	$(413,148)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	252,706,626	160,043,886

See notes to unaudited consolidated financial statements

RTG VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, August 31, 2011	263,772	$264	197,692,250	$197,694	$7,080,069	$(8,935,014)	$(2,048)	$(1,659,035)

Shares issued for services			6,500,000	6,500	52,000			58,500
Common stock issued in connection with convertible debt			272,352,635	272,353	(97,659)			174,694
Interest related to modification of conversion price of debt					56,000			56,000
Common stock issued in connection with loan payable			40,000,000	40,000	12,000			52,000
Common stock issued for accrued interest			10,383,028	10,383	(4,263)			6,120
Capital Contribution					197,500			197,500
Preferred shares issued for accrued salary	268,367	268			228,661			228,929
Preferred shares issued for compensations	471,345	471			27,029			27,500
Beneficial conversion feature in connection with convertible debt					54,625			54,625
Comprehensive Loss:
Net loss					-	(698,448)		(698,448)
Other Comprehensive Loss							(1,486)	(1,486)
Subtotal								(699,934)

Balance, February 29, 2012	1,003,484	$1,003	526,927,913	$526,930	$7,605,962	$(9,633,462)	$(3,534)	$(1,503,101)

See notes to unaudited consolidated financial statements

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (698,446)	$ (413,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for compensation	27,500	16,000
Fair value of shares issued for services	58,500	20,150
Depreciation	392	820
Amortization of debt discount	138,139	63,500
Bad debt expense	2,284	-
Amortization of website development	-	594
Gain (loss) on derivative liability	185,337	(53,000)
Gain on writeoff of payables	-	65,986
Interest related to modification of conversion price of debt	56,000	-
Loss on settlement of debt	-	22,710
Changes in assets and liabilities:
Accounts receivable	(11,484)	(1,381)
Accrued salaries	26,090	68,169
Accounts payable and accrued expenses	(27,134)	48,638
NET CASH USED IN OPERATING ACTIVITIES	(242,822)	(161,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection to acquisition of subsidiaries	-	57,269
Capitalized website development costs	-	(21,395)
Purchases of fixed assets	-	(5,987)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	29,887

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	54,625	53,000
Capital contribution	167,000	177,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	221,625	230,500

NET INCREASE (DECREASE) IN CASH	(21,197)	99,313

EFFECT OF VARIATION OF EXCHANGE RATE ON CASH HELD IN FOREIGN CURRENCY	(927)	112

CASH - BEGINNING OF PERIOD	62,111	-

CASH - END OF PERIOD	$39,987	$ 99,425

CASH PAID FOR:
Interest	$ -	$ -
Taxes	$ -	$ -

Supplemental Cash Flow Information
Non-cash investing and financing activities:

Debt contributed to capital	$ 30,500	$ -
Issuance of convertible note payable to satisfy liabilities-related party	$ -	$ 300,000
Conversion of accrued interest	$ 6,120	$ -
Conversion of convertible notes payable into common stock	$ 174,694	$ 100,000
Conversion of loans payable into common stock	$ 228,929	$ 162,710
Fair value of preferred shares issued for acquisition	$ 27,500	$ 225,027
Purchase price of subsidiary	$ -	$ 156,908
Shares issued for accrued salaries	$ 52,000	$ -

See notes to unaudited consolidated financial statements

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

As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced workforce augmented to the technology offering positions the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has incurred an accumulated deficit of approximately $9,633,000 and had negative working capital at February 29, 2012 of approximately $1,506,000. The Company has incurred net losses of approximately $700,000 for the six months ended February 29, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 29, 2012 and August 31, 2011, the Company recognized $27,100 and $24,818 as allowance for doubtful accounts, respectfully.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at February 29, 2012.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 29, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the quarter ended February 29, 2012, the company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter. The Company uses judgment in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 29, 2012, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at February 29, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of February 29, 2012 and therefore classified as Level 1 within our fair value hierarchy.

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

Impairment of Goodwill

Goodwill is tested for potential impairment at least annually, and whenever events or changes in circumstances suggest that the carrying value may be impaired. Judgment regarding the existence of impairment indicators are mainly based on operating results, changes in the manner of the use of the acquired assets or the Company’s overall business strategy, and market and economic trends. At August 31, 2011 the Company determined that the goodwill of $156,908 should be fully impaired based on the non profitable position of the Company. In addition, management has also taken into account the going concern issues of the parent company as an additional reason to impair the intangible.

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended August 31, 2011 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 29,	August 31,
	Estimated life	2012	2011
Computer and office equipment	3 to 5 years	$5,889	6,075
Less: Accumulated depreciation		(2,769)	(1,844)
		$3,120	4,231

Depreciation expense amounted to $392 and $820 for the six months ended February 29, 2012 and February 28, 2010 respectively.

NOTE 4 - LOANS PAYABLE

	February 29,	August 31,
	2012	2011
Loans payable	$220,500	$253,000
Total	$220,500	$253,000

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

In the year ended August 31, 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest. In November 2011 this note was assumed by an officer of the Company and simultaneously contributed to capital.

In the year ended August 31, 2011 an officer of the Company sold $450,000 of debt to the same shareholder. The debt is due on demand and bears no interest. During the year the Company issued approximately 30,817,704 shares as partial payment of the loan valued at $434,392, in which $367,500 related to the principal portion and $66,892 was recorded as a loss on debt settlement. The balance remaining is $253,000 as of August 31, 2011.

During the quarter ended February 29, 2012, a shareholder assigned $100,000 of debt to a non affiliated third party.

In February 2012 the Company issued 40,000,000 shares valued at $52,500 as partial payment of a loan valued at $150,000.

In February 2012 an officer of the Company sold $150,000 of debt to a shareholder. The debt is due on demand and bears no interest.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

At February 29, 2012 and August 31, 2011 convertible debentures consisted of the following:

	February 29,	August 31,
	2012	2011
Convertible notes payable	$289,584	$309,653
Unamortized debt discount	(117,020)	(100,533)
Total	$172,564	$209,120

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

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of February 2012 , 235,602,635 shares of common stock have been issued relating to these convertible notes. The Company additionally has recorded amortization expense amounting to $78,600 with $0 net discount balance remaining, thus the net loan balance being $36,000.

During the six months ended February 29, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $54,655 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at discounts ranging between 40% and 75% based on average share prices ranging between 10 and 30 days. As a result the Company recorded $154,625 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $37,606 with $117,020 net discount balance remaining. As of February 2012 $36,750,000 shares have been issued relating to these convertible notes.

In relation to the 15% Convertible Notes, the conversion rates were based on variable undeterminable conversion prices and in accordance with ASC 815-40 the Company recorded a derivative liability of $285,336 and a related loss on the change in fair value of the derivative amounting to $185,336.

NOTE 6 – ACCRUED PAYROLL

As of February 29, 2012 and August 31, 2011 the Company owes $650,202 and $1,003,040 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

During the six months ended February 2012, the Company and an officer agreed to end accruing salary for officer as of August 31, 2011. The officer was issued preferred stock to satisfy the accrued salary through August 31, 2011.

NOTE 7 - COMMON STOCK AND PREFERRED STOCK

As of February 29, 2012 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 1,003,484 were outstanding.

As of February 29, 2012 we had authorized 750,000,000 shares of $.001 par value common stock, of which 526,927,913 were issued and outstanding.

In September, 2011, 6,500,000 shares of common stock were valued at $58,000 to consultants under the terms of the agreements for services.

In October and November, 2011, 16,804,794 shares of common stock were issued to satisfy $38,000 of convertible notes payable. These conversions resulted in a modification expense of $43,510.

During the six month period ended February 29, 2012, 255,547,841 shares of common stock were issued to satisfy approximately $137,000 of convertible notes payable and 10,383,027 shares of common stock were issued to satisfy $6,120 in accrued interest.

In January 2012, 268,367 shares of preferred stock were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of preferred stock were issued to three officers of the Company in connection with a Share Option Program established by the Company.

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

During the six months ended February, 2012 an officer of the Company made contributions of $117,000 to assist with various professional fees. These contributed funds are considered paid in capital.

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

The valuation methodology resulted in a purchase price agreed to by both parties of $225,027. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a common share price of $0.016083. The result of the agreed upon purchase price would be the issuance of 263,772 shares of preferred stock at a ratio of 1 to 53.04 shares of common stock.

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

Revised February 28, 2011 financial information:

In the 2nd Quarter ended February 28, 2011, the Company had recorded an intangible asset of approximately $930,000 and amortization expense of $47,000 based on the tentative purchase price determinable at the time. In December 2011, the conversion factors resulting from the 12 month forward pricing were finalized and both parties had agreed to the revised purchase price and consideration resulting in a measurement period adjustment. Accordingly, pursuant to generally accepted accounting principles, it was necessary to retrospectively restate the February 28, 2011 quarterly figures filed on April 14, 2011. In accordance with ASC 805, the Company has retrospectively adjusted the February 28, 2011 figures and has disclosed in this filing the February 28, 2011 comparative financial information to reflect the new purchase price of $225,027 and an increase in income of approximately $94,000 in the Statement of Operations.

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

Revised February 28, 2011 financial info:

In the 2nd Quarter ended February 28, 2011, based on the available information at the time, the Company had recorded an intangible asset of approximately $777,000 and amortization expense of $39,000 resulting from the aforementioned acquisition. Due to management’s subsequent evaluation, the rescission of the original purchase agreement and the subsidiary’s liquidation and dissolution in June 2011, the February 28, 2011 quarterly figures filed on April 14, 2011 have been revised to nullify the amounts resulting from this invalidated transaction. The Company has retrospectively adjusted the February 28, 2011 figures and has disclosed in this filing the February 28, 2011 comparative financial information to reflect the deconsolidation of the subsidiary resulting in an increase in income of approximately $274,000 in the Statement of Operations and a decrease in Cash at the end of the year of approximately $7,500 in the accompanying Statement of Changes in Cash Flows.

NOTE 12 – SUBSEQUENT EVENTS

The Company finalized discussions in April to acquire Brand Entertain, a private company in California. The parties agreed in principle to a business combination which the parties intend to form through a Share Purchase Agreement. It is intended the Company name and trading symbol will change.

Brand Entertain develops strategic, multi-channel branded entertainment properties and ventures that drive consumer engagement and grow product sales for brand partners online and in-store.

Brand Entertain plays the roles of developer, packager, co-producer and licensor when it comes to original branded entertainment and media platforms. The company provides the strategy, architiecture and strategic partner development necessary to finance and operate economically viable properties.

At the same time, RTG Ventures announced the appointment of an executive officer as Head, US Operations for RTG headquarted in Los Angeles, California and the establishment of an office there.

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

The share purchase agreement with Bitemark Limited has been rescinded by RTG’s Board of Directors and included as an exhibit to the August 31, 2011 Form 10-K.

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

Operations Quarterly Summary

RTG Ventures, Inc. faced enormous challenges in the first two quarters of fiscal year 2012 which resulted in a realignment of management and the assimilation by Digital Clarity of the technology which had been developed as an outsourced activity, concurrently. The focus of the operating management was to dramatically change the strategy and streamline the business model to result in increasing revenues and the user base.

During the six months ended February 29, 2012, the Company made necessary changes while business development required sharing the new vision with partners and prospective new business.

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

Digital Clarity has been balancing staff requirements for technology development, existing clients and prospective new clients in a very lean, cost effective manner to minimize the burn rate. It is clear additional funding will be required to meet minimum development standards in the digital technology and marketing industry. Preliminary meetings with partners and new clients were well received and will continue in January. The letter of intent with Aderra Media Technologies to execute a fan based application already announced is an example of the new direction and a precursor to the ultimate product.

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

We had $39,987 cash at February 29, 2012. Our working capital deficit amounted to approximately $1.506 million at February 29, 2012.

During the six months ended February 29, 2012, we used cash in our operating activities amounting to approximately $243,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $698,000 adjusted for the following:

•	Fair value of shares issued of $86,000;
•	Loss on derivative liability of $185,337;
•	Amortization of debt discount of $138,139;
•	Interest related to modification of conversion price of debt of $56,000;
•	Bad debt expense of $2,284;
•	Depreciation of $392;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	A decrease in our accounts payable and accrued expenses of approximately $27,000, resulting from management’s efforts to decrease (professional fees) and pay vendors on a timely basis.
•	An increase in our accrued salaries of approximately $26,000, resulting from management’s efforts to lower salaries as well as a decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.
•	An increase in our accounts receivable of $11,484 resulting from slower collections.

During the six months ended February 29, 2012, we generated cash from financing activities of approximately $222,000, which consist of the proceeds from capital contributions and proceeds from convertible notes payable.

During the six months ended February 28, 2011, we used cash in our operating activities amounting to approximately $161,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $413,000 adjusted for the following:

•	Fair value of shares issued of approximately $36,000;
•	Amortization of debt discount of $64,000;
•	Loss on settlement of debt of $23,000;
•	Gain on write-off of payables of $66,000;
•	Gain on derivative liability of $53,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	A decrease in our accounts payable and accrued liabilities expenses of approximately $49,000, resulting from an effort from management to lower expenses.
•	An increase in our accrued salaries of approximately $68,000, resulting from the Company’s decrease in the number of employees including an officer of the Company..
•	An increase in our accounts receivable of $1,381 resulting from slower collections.

During the six months ended February 28, 2011, we generated cash from investing activities of approximately $30,000, which consist of cash acquired in connection to acquisition of Digital Clarity, and the purchase of fixed assets of approximately $6,000.

During the six months ended February 28, 2011, we generated cash from financing activities of $230,500, which consists of the proceeds from the issuance of convertible notes and capital contributions.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure to move forward and management anticipates that delays will occur if long term funding is not identified.

RESULTS OF OPERATIONS

Comparison of the Results for the Six Months Ended February 29, 2012 and February 28, 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the six months ended February 29, 2012 and February 28, 2011 was approximately $214,000 and $426,000, respectively. For the six months ended February 29, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 80% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 20% of our revenues. For the six months ended February 28, 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the six months ended February 29, 2012 and February 28, 2011 was approximately $159,000 and $135,000, respectively. For the six months ended February 29, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $55,000 for the six months ended February 29, 2012. For the six months ended February 28, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $290,000 for the quarter ended February 28, 2011.

General and administrative costs decreased 41% to approximately $122,000 from approximately $209,000 for the six months ended February 29, 2012 and February 28, 2011, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the six months ended February 29, 2012 by 72% to approximately $118,000 as a result of the Company’s decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $23,000 for the six months ended February 29, 2012. This decrease is primarily attributable to the increased professional fees in 2010 associated with the acquisition if the Company’s subsidiaries.

Amortization and depreciation for the six months ended February 29, 2012 and February 28, 2011 was approximately $139,000 and $49,000 respectively. The increase is due to the amortization of debt discount of approximately $138,000 in 2012.

Interest expense for the six months ended February 29, 2012 and February 28, 2011 was approximately $32,000 and $0 respectively. An increase of approximately $32,000 which is the result of interest associated with the additional notes payable issued during the six months ended February 29, 2012.

Write off of payables totaled $0 and $65,986 for the six months ended February 29, 2012 and February 28, 2011, respectively. The 2011 write-off relates to advances provided to the Company in connection with a potential merger that was never finalized.

Gain (loss) on derivative liability totaled approximately $(185,000) and $53,000 for the six months ended February 29, 2012 and February 28, 2011, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2012 and 2011.

Other interest – modification expense totaled approximately $56,000 and $0 for the six months ended February 29, 2012 and February 28, 2011, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Comparison of the Results for the Three Months Ended February 29, 2012 and February 28, 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the three months ended February 29, 2012 and February 28, 2011 was approximately $125,000 and $242,000, respectively. For the three months ended February 29, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 85% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 15% of our revenues. For the three months ended February 28, 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the three months ended February 29, 2012 and February 28, 2011 was approximately $63,000 and $16,000, respectively. For the three months ended February 29, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $63,000 for the three months ended February 29, 2012. For the three months ended February 28, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $225,000 for the quarter ended February 28, 2011.

General and administrative costs decreased 43% to approximately $64,000 from approximately $113,000 for the three months ended February 29, 2012 and February 28, 2011, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the three months ended February 29, 2012 by 84% to approximately $41,000 as a result of the Company’s decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $2,500 for the three months ended February 29, 2012. This decrease is primarily attributable to the increased professional fees in 2010 associated with the acquisition if the Company’s subsidiaries.

Amortization and depreciation for the three months ended February 29, 2012 and February 28, 2011 was approximately $56,000 and $19,000 respectively. The increase is due to the amortization of debt discount of approximately $55,000 in 2012.

Interest expense for the three months ended February 29, 2012 and February 28, 2011 was approximately $18,000 and $0 respectively. An increase of approximately $18,000 which is the result of interest associated with the additional notes payable issued during the three months ended February 29, 2012.

Write off of payables totaled $0 and $39,689 for the three months ended February 29, 2012 and February 28, 2011, respectively. The 2011 write-off relates to advances provided to the Company in connection with a potential merger that was never finalized.

Gain (loss) on derivative liability totaled approximately $(114,000) and $53,000 for the six months ended February 29, 2012 and February 28, 2011, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2012 and 2011.

Other interest – modification expense totaled approximately $12,000 and $0 for the six months ended February 29, 2012 and February 28, 2011, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of February 29, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

RTG VENTURES, INC.

Date: April 23, 2012	By: /s/ Linda Perry
Linda Perry Executive Director

