Form 10-Q
period 2012-05-31
RTG VENTURES INC
filed 2012-07-16
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 686,867,611 shares of Common Stock, par value $.001 per share, as of July 5, 2012.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

 RTG VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2012	2011
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$ 28,926	$ 62,111
Account Receivable	61,081	43,318
Total current assets	90,007	105,429

Property and equipment - net	4,908	4,231

TOTAL ASSETS	$ 94,915	$ 109,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 290,570	$ 303,535
Accrued salaries	678,422	1,003,040
Loans payable	113,500	253,000
Derivative liability	549,815	-
Convertible debentures, net	196,675	209,120

TOTAL CURRENT LIABILITIES	1,828,982	1,768,695

STOCKHOLDERS' DEFICIT

Preferred stock, par value .001; authorized 2,000,000
shares; 955,888 and 263,772 shares issued and outstanding	955	264
Common stock, par value .001; authorized 750,000,000
shares; 686,867,611 and 197,692,250 shares issued
and outstanding, respectively	686,870	197,694
Additional paid in capital	7,575,125	7,080,069
Other comprehensive loss	(3,876)	(2,047)
Accumulated deficit	(9,993,141)	(8,935,015)

TOTAL STOCKHOLDERS' DEFICIT	(1,734,067)	(1,659,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 94,915	$ 109,660

See notes to unaudited consolidated financial statements

RTG Ventures, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,
	2012	2011

SALES	$ 118,098	$ 249,683

COST OF SALES	62,798	33,059

GROSS PROFIT	55,300	216,624

COSTS AND EXPENSES
General and administrative	69,649	141,196
Payroll	73,208	405,843
Legal and professional fees	54,341	31,726
Amortization and depreciation	66,850	94,113

TOTAL OPERATING EXPENSES	264,048	672,878

OPERATING LOSS	(208,748)	(456,254)

OTHER INCOME (EXPENSE):
Interest expense	(16,474)	-
(Loss) on foreign currency translation	-	(875)
(Loss) on derivative liability	(27,986)	-
Other Interest - Modification Expense	(106,196)	-
TOTAL OTHER INCOME (EXPENSE)	(150,656)	(875)

NET LOSS	$ (359,404)	$ (457,129)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(342)	(6,088)
COMPREHENSIVE LOSS	$ (359,746)	$ (463,217)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES:
Basic and diluted	625,149,249	175,294,757

See notes to unaudited consolidated financials statements

RTG Ventures, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine months ended May 31,
	2012	2011

SALES	$ 332,220	$ 651,844

COST OF SALES	221,866	112,012

GROSS PROFIT	110,354	539,832

COSTS AND EXPENSES
General and administrative	192,505	222,107
Payroll	191,104	864,788
Legal and professional fees	155,000	131,804
Amortization and depreciation	205,961	213,556

TOTAL OPERATING EXPENSES	744,570	1,432,255

OPERATING LOSS	(634,216)	(892,423)

OTHER INCOME (EXPENSE):
Interest expense	(49,029)	(30,877)
Gain on foreign currency translation	637	328
(Loss) on derivative liability	(213,323)	(53,000)
(Loss) on settlement of debt	-	(22,710)
Other Interest - Modification Expense	(162,196)	-
TOTAL OTHER INCOME (EXPENSE)	(423,911)	(106,259)

NET LOSS	$ (1,058,127)	$ (998,682)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,828)	(1,278)
COMPREHENSIVE LOSS	$ (1,059,955)	$ (999,960)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	377,760,353	160,928,145

See notes to unaudited consolidated financials statements

RTG VENTURES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid in	Accumulated Deficit	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Total	Income(Loss)	Deficit
Balance, August 31, 2011	263,772	$ 264	197,692,250	$ 197,694	$ 7,080,069	$ (8,935,014)	$ (2,048)	$ (1,659,035)

Shares issued for services			6,500,000	6,500	52,000			58,500

Common stock issued in connection with convertible debt			332,771,865	332,772	(108,736)			224,036

Common stock issued for accrued interest			11,921,489	11,922	(3,802)			8,120

Interest related to modification of conversion price of debt					162,196			162,196

Common stock issued in connection with loan payable			132,805,113	132,805	69,195			202,000

Common stock issued in connection with conversion of preferred shares	(97,596)	(98)	5,176,894	5,177	(5,079)			-

Capital Contribution					197,500			197,500

Preferred shares issued for conversion of accrued salary	268,367	268			228,661			228,929

Preferred shares issued to officers	521,345	521			32,018			32,539

Beneficial conversion feature in connection with convertible debt					63,764			63,764

Derivative liability associated with convertible preferred shares issued					(192,661)			(192,661)

Net loss					-	(1,058,127)		(1,058,127)
Other comprehensive loss							(1,828)	(1,828)
Subtotal								(1,059,955)

Balance, May 31, 2012	955,888	$ 955	686,867,611	$ 686,870	$ 7,575,125	$ (9,993,141)	$ (3,876)	$ (1,734,067)

See notes to unaudited consolidated financial statements

RTG VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED MAY 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,058,127)	$ (998,682)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of shares issued for compensation	-	16,000
Fair value of shares issued for services	58,500	20,150
Fair value of preferred shares issued for bonus	32,539	-
Fair value of shares issued for interest	8,120	-
Depreciation	1,496	1,347
Amortization of debt discount	204,356	93,285
Amortization of website development costs	-	2,377
Change in fair value of derivative liability	213,323	(53,000)
Bad debt expense	(24,816)	22,710
Interest related to modification of conversion price of debt	162,196	-
Changes in operating assets and liabilities:
Prepaid expenses	-	(6,558)
Accounts receivable	7,055	4,462
Due to related party	-	11,642
Accrued salaries	54,311	-
Accounts payable and accrued expenses	(12,965)	489,444

NET CASH USED IN OPERATING ACTIVITIES	(354,012)	(396,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection to acquisition of subsidiaries	-	80,765
Capitalized website development costs	-	(21,395)
Purchases of fixed assets	(2,174)	(6,121)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,174)	53,249

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	-	(53,000)
Proceeds from convertible notes payable	128,454	206,000
Proceeds from loans payable	43,000	81,653
Payments made for convertible notes payable	(13,625)	-
Capital contribution	167,000	215,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	324,829	449,653

NET (DECREASE) INCREASE IN CASH	(31,357)	106,079

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(1,828)	(1,278)

CASH - BEGINNING OF PERIOD	62,111	-

CASH - END OF PERIOD	$ 28,926	$ 104,801

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 6,510	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Debt contributed to capital	$ 30,500	$ -
Assignment of loan payable to convertible loan	$ 100,000	$ -
Assignment of officer salary to loan holder	$ 150,000	$ -
Issuance of convtible note payable to satisfy liabilities-related parties	$ -	$ 450,000
Conversion of convertible notes payable into common stock	$ 224,036	$ 100,000
Conversion of loans payable into common stock	$ 202,000	$ 162,710
Conversion of accrued salary to preferred stock	$ 228,929	$ -
Fair value of preferred shares issued for acquisition	$ -	$ 225,027
Stock issued to acquire subsidiaries	$ -	$ 156,908
Debt discount associated with convertible debt	$ 63,764	$ -

See notes to unaudited consolidated financials statements

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

RTG Ventures, Inc. (the “Company” or “RTGV”) is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. All of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders listed on Exhibit A to the Agreement to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years. The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

On March 31, 2010, RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. According to the valuation methodologies outlined in the Share Exchange Agreements of RTG Ventures (Europe) subsidiaries Bitemark MC Limited and Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward using forecasts submitted by them and agreed by the Company as notional valuations. An 8-K/A was filed in September 2010 containing audited financials of RTG Ventures (Europe) which completed the transactions. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding the conversion. The methodology for valuing purchase of RTG Ventures (Europe) provides for a valuation of 4X net profit for Stylar Limited. All preferred stock was to be held by RTGV's transfer agent for the 12 month period ending September 3, 2011. See footnotes 13 and 14 for additional information.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website, www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Initially and for the first year of operations, RTG Ventures was organized as three divisions: Media Systems, Payment Systems and Solutions, each of which contained both wholly-owned companies and joint ventures with independent business plans, strategies and management. In addition to servicing their discrete markets, these companies all contributed to RTGV's total product offering for media rights owners.

Subsequent to the close of the fiscal year following substantial investment and rapid change within the three main operating sectors of the business, the Company has had a structural review of their total product and services offerings. The review was carried out by the board of directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that due to the shift in the market, the Company would adopt a lean approach that focused on the relations built up over the year in the music arena as well as build on the early stage development of its CloudChannel product, to re-align and address the new social and analytics needs of the market. Within this shift, it was agreed that a new, more appropriate name be given to the technology that reflected the change and would allow the building of brand value in its own right. That effort is underway.

In October, 2011 the joint venture with iPayu was mutually withdrawn and in December, 2011 the acquisition of Bitemark was rescinded. The companies reverted to the same position each held prior to the contracts.

As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced workforce augmented to the technology offering positions of the company, placing the Company in a strong forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including design, analytics and mobile marketing.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RTGV offers music & entertainment technology solutions and digital marketing services harnessing the strength of its acquired online marketing agency Digital Clarity, the company has developed a software platform that fills the needs of artists, management and labels in a complex and ever increasing social economy. Using Digital Clarity’s application in the social and marketing arena, RTG Ventures offers a unique value proposition of intelligent, analytics based technology with the support and insight of an experienced digital marketing team. RTGV offers customerss a complete, seamless and powerful solution in marketing, alongside cutting edge technology platforms for web, mobile and tablet devices.

The Company is committed to rolling out the services of both the technology and marketing services offering of the business from its current base in London, England into larger markets in the United States, namely Los Angeles and New York.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $9,990,000 and a negative working capital at May 31, 2012 of approximately $1,740,000. The Company has incurred a net loss of approximately $1,060,000 for the nine months ended May 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2012 and August 31, 2011, the Company recognized $0 and $24,818 as allowance for doubtful accounts, respectfully.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Computation of Net Loss Per Share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of common share equivalents during the period. Common stock equivalents arise from the issuance of stock options and warrants. Dilutive earnings per share is not shown as the effect is anti-dilutive. There were no common stock equivalents at May 31, 2012.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the period ended May 31, 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. An addition, the Company’s shares that are required to be delivered under its existing commitments have exceeded the authorized shares. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2012, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at May 31, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of May 31, 2012 and therefore classified as Level 1 within our fair value hierarchy.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract then the underlying convertible equity instrument cannot be classified in equity.  At May 31, 2012, the Company believes that substantially all its outstanding convertible promissory notes and convertible preferred stock trigger this excess.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		May 31,	August 31,
		2012	2011
	Estimated life	(Unaudited)
Computer and office equipment	3 to 5 years	$8,249	$ 6,075
Less: Accumulated depreciation		(3,340)	(1,844)
		$4,908	$ 4,231

Depreciation expense amounted to $1,496 and $1,347 for the nine months ended May 31, 2012 and May 31, 2011 respectively.

NOTE 4 - LOANS PAYABLE

	May 31,	August 31,
	2012	2011
Loans payable	$113,500	$253,000

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

During the year ended August 31, 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest.

During the year ended August 31, 2011 an officer of the Company sold $450,000 of debt to the same shareholder. The debt is due on demand and bears no interest. During the year ended August 31, 2011, the Company issued approximately 30,817,704 shares as partial payment of the loan valued at $434,392, in which $367,500 related to the principal portion and $66,892 was recorded as a loss on debt settlement. The balance remaining to the shareholder is $253,000 as of August 31, 2011.

During the period ended May 31, 2012, $30,500 of the loan payable was assumed by an officer and $100,000 was assigned to a non affiliated third party. In addition this shareholder purchased $150,000 of debt that was owed to an officer of the Company and also loaned the Company $43,000. As of May 31, 2012, the Company has issued 132,805,113 common shares as a partial repayment of the debt. The balance remaining amounted to $113,500 which is due on demand and bears no interest.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At May 31, 2012 and August 31, 2011 convertible debentures consisted of the following:

	May 31,	August 31,
	2012	2011
Convertible notes payable	$300,448	$309,653
Unamortized debt discount	(103,773)	(100,533)
Total	$196,675	$209,120

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

Effective September 1, 2010 the Company adopted (FASB ASC 815-40-15-5) ("ASC 815") "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" which outlines new guidance for being indexed to an entity's own stock and the resulting liability or equity classification based on that conclusion. The adoption of ASC 815 affects the accounting for convertible instruments with provisions that protect holders from declines in the stock price ("down - round" provisions).

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract then the underlying convertible equity instrument cannot be classified in equity.  At May 31, 2012, the Company believes that substantially all its outstanding convertible promissory notes and convertible preferred stock trigger this excess.  (See Note 6).

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of May 31, 2012 these notes have been converted into 266,371,866 shares of common stock. The Company has recorded amortization expense amounting to $100,533 for the nine months ended May 31, 2012.

During the nine months ended May 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $128,456 was received in cash. These loans bear interest ranging from 0% - 7% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $207,595 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $103,822 for the nine months ended May 31, 2012 with $103,773 net discount balance remaining. As of May 31, 2012 $21,037 of debt was converted into 66,400,000 shares of common stock and $13,625 has been paid in cash.

NOTE 6 - DERIVATIVE LIABILITIES

The maximum number of shares required to be delivered during the period under which substantially all of the Company’s outstanding convertible preferred shares and convertible notes exceed the amount of authorized shares at May 31, 2012.

The Company accounts for the embedded conversion features included in its convertible instruments.

The aggregate fair value of derivative liabilities at May 31, 2012 and August 31, 2011 amounted to approximately $550,000 (in which $357,000 was related to convertible debt and $193,000 related to reclassifying convertible preferred shares out of equity) and $0, respectively.

In addition the Company has recorded a loss related to the change in fair value of the derivative liability amounting to $213,000.

During the nine-month period ended May 31, 2012, the convertible preferred stock that was issued by the Company was recognized as equity because, at the time, the Company had a sufficient amount of authorized shares of common stock to satisfy its obligations under such contracts.

At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

NOTE 7 – ACCRUED PAYROLL

As of May 31, 2012 and August 31, 2011 the Company owes $678,422 and $1,003,040 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

During the nine months ended May 2012, the Company and an officer agreed to end accruing the officer’s salary as of August 31, 2011. The officer was issued preferred stock to satisfy the accrued salary through August 31, 2011.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

As of May 31, 2012 we had authorized 2,000,000 shares of $.001 par value preferred stock, of which 955,888 were outstanding.

As of May 31, 2012 we had authorized 750,000,000 shares of $.001 par value common stock, of which 686,867,611 were issued and outstanding.

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

In March 2012, 97,596 shares of preferred stock were converted into 5,176,894 shares of common stock for the minority shareholders pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity Limited.

In May 2012, the Company announced the appointment of an executive officer as Head, US Operations and issued him 50,000 shares of preferred stock as a sign on bonus.

During the nine month period ended May 31, 2012, 332,771,865 shares of common stock were issued to satisfy approximately $224,000 of convertible notes payable and 11,921,489 shares of common stock were issued to satisfy $8,120 in accrued interest.

During the nine month period ended May 31, 2012, 132,805,113 shares of common stock were issued to satisfy $202,000 of loans payable. These conversions resulted in a modification expense of $162,196, reflected as additional paid in capital.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 - LITIGATION

The Company is not currently involved in any litigation.

NOTE 10 – CAPITAL CONTRIBUTION

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

During the nine months ended May, 2012 an officer of the Company made contributions of $197,500 to assist with Company accounts payable and various professional fees. These contributed funds are considered paid in capital.

NOTE 11 – ACQUISITION

RTGV acquired 100% of the shares of RTG Ventures (Europe) Limited, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTGV shall issue and transfer 263,772 preferred shares which convert into its common stock. The conversion rate is calculated and agreed by RTGV. It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures, Inc. All shares held in escrow will be voted by management.

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

In accordance with ASC 305 and as of August 31, 2011 the Company determined that the goodwill of $156,908 should be fully impaired and as a result has written it off.

Revised May 31, 2011 financial information:

For the nine and three months ended May 31, 2011, the Company recorded the write-off and amortization of the intangible asset of approximately $800,000 and $700,000, respectively which was based on the tentative purchase price determinable at the time. In December 2011, the conversion factors resulting from the 12 month forward pricing were finalized and both parties had agreed to the revised purchase price and consideration resulting in a measurement period adjustment. Accordingly, pursuant to generally accepted accounting principles, it was necessary to retrospectively restate the May 31, 2011 nine month and three month figures filed on July 18, 2011. In accordance with ASC 805, the Company has retrospectively adjusted the May 31, 2011 figures and has disclosed in this filing the May 31, 2011 comparative financial information to reflect the new purchase price of $225,027 and an increase in income for the nine and three months ended May 31, 2011 of approximately $800,000 and $700,000, respectively in the Statements of Operations.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – RESCISSION OF SHARE EXCHANGE AGREEMENT – BITEMARK LIMITED

Bitemark MC Limited.

On September 3, 2010, the Company acquired 100% of the common stock of Bitemark MC Limited (“Bitemark”), according to the derivative valuation methodology outlined in the Share Exchange Agreement of Bitemark MC Limited (BMC).

In June 2011 Bitemark MC Limited was liquidated and is no longer operating. The original Share Purchase Agreement was rescinded leaving both companies in the same position prior to the first agreement between the parties. Since this dissolution occurred during the fiscal period, management determined that a deconsolidation would be appropriate in this case and therefore, the original transaction recorded in September 2010 was reversed.

Revised May 31, 2011 financial info:

Due to management’s subsequent evaluation, the rescission of the original purchase agreement and the subsidiary’s liquidation and dissolution in June 2011, the May 31, 2011 quarterly figures filed on July 8, 2011 have been revised to nullify the amounts resulting from this invalidated transaction. For the nine and three months ended May 31, 2011, the Company recorded a loss from discontinue operations of approximately $319,000 and $220,000, respectively. The Company has retrospectively adjusted the May 31, 2011 figures and has disclosed in this filing the nine and three months ended May 31, 2011 comparative financial information to reflect the deconsolidation of the subsidiary resulting in an increase in income of approximately $319,000 and $220,000 respectively, in the Statement of Operations.

NOTE 13 – SUBSEQUENT EVENTS

On June 11, 2012 RTG Ventures, Inc. entered into an Agreement to Purchase LLC Interests from Brand Entertain, a private company, whereby RTGV would acquire 100% of its shares.

Brand Entertain will be issued Convertible Preferred Shares of RTG Ventures, Inc. according to an agreement filed as an 8-K on June 11, 2012. The Convertible Preferred Shares are Restricted for a minimum of one year, before they can be converted to common shares at a ratio of 34.35. This initial conversion ratio is subject to a future positive adjustment based on established performance-based milestones mutually agreed by the parties post-agreement.

Pursuant to the Agreement to Purchase LLC Interests, the Registrant acquired 100% of the outstanding ownership of Brand Entertain from its 2 shareholders for consideration consisting of 2,000,000 shares of Convertible (Restricted) Series 2 Preferred Shares according to determined valuation methodologies agreed mutually by the parties.

The purchase price is Two Hundred Fifty Two Thousand Four Hundred Seventy Two dollars and Fifty Cents ($252,472.5). The Series 2 Preferred Shares are convertible into 68,700,000 shares of RTG's common stock, which was ten percent (10%) of the outstanding stock of RTG at the closing date. The initial conversion ratio for Series 2 Preferred to common stock is 34.35. This conversion ratio of the Series 2 Preferred shall be subject to a future positive adjustment. The amount of any positive adjustment will be based upon a comparison of the post-closing business results of Brand Entertain and of RTGV.

On June 11, 2012 Jeffrey Wattenberg was appointed as a Director of the Company.

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

Operations Quarterly Summary

RTG Ventures, Inc. faced enormous challenges in the first three quarters of fiscal year 2012 which resulted in a realignment of management and the assimilation by Digital Clarity of the technology which had been developed as an outsourced activity, concurrently. The focus of the operating management was to dramatically change the strategy and streamline the business model to result in increasing revenues and the user base.

During the nine months ended May 31, 2012, the Company made necessary changes while business development required sharing the new vision with partners and prospective new business.

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

We had $28,926 cash at May 31, 2012. Our working capital deficit amounted to approximately $1,740,000 at May 31, 2012.

During the nine months ended May 31, 2012, we used cash in our operating activities amounting to approximately $ 354,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1,058,000 adjusted for the following:

•	Fair value of shares issued of $99,159;
•	Loss on derivative liability of $213,323;
•	Amortization of debt discount of $204,356;
•	Interest related to modification of conversion price of debt of $162,196;
•	Bad debt expense of $24,816;
•	Depreciation of $1,496;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	A decrease in our accounts payable and accrued expenses of approximately $13,000, resulting from management’s efforts to decrease (professional fees) and pay vendors on a timely basis.
•	An increase in our accrued salaries of approximately $54,000, resulting from management’s efforts to lower salaries as well as a decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.
•	An increase in our accounts receivable of $7,055 resulting from slower collections.

During the nine months ended May 31, 2012, we generated cash from financing activities of approximately $325,000, which consist of the proceeds from capital contributions, loans payable and convertible notes payable less a payment of debt made totaling $13,625.

During the nine months ended May 31, 2011, we used cash in our operating activities amounting to approximately $397,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $999,000 adjusted for the following:

•	Fair value of shares issued of approximately $36,000;
•	Amortization of debt discount of $93,000;
•	Loss on settlement of debt of $23,000;
•	Gain on derivative liability of $53,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued liabilities expenses of approximately $490,000, resulting from an increase in professional fees associated with the Company’s subsidiaries.
•	An increase in our accounts receivable of $4,462 resulting from slower collections.

During the nine months ended May 31, 2011, we generated cash from investing activities of approximately $53,000, which consist of cash acquired in connection to acquisition of Digital Clarity, the purchase of fixed assets of approximately $6,000 and capitalized website development costs of approximately $21,000

During the nine months ended May 31, 2011, we generated cash from financing activities of approximately $450,000, which consists of the proceeds from the issuance of convertible notes, loans payable and capital contributions less a payment of debt made totaling $53,000.

The Company may continue to face significant uncertainty relating to liquidity and intends to continue to search for additional sources of working capital, and to actively search for collaborative partners. Many of the existing contracts and initiatives require capital expenditure to move forward and management anticipates that delays will occur if long term funding is not identified.

RESULTS OF OPERATIONS

Comparison of the Results for the Nine Months Ended May 31, 2012 and 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the nine months ended May 31, 2012 and 2011 was approximately $332,000 and $652,000, respectively. For the nine months ended May 31, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 74% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 26% of our revenues. For the nine months ended May 31, 2011 our primary sources of revenue were the Per-Click Advertising, and Search Engine Optimization Services.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the nine months ended May 31, 2012 and 2011 was approximately $222,000 and $112,000, respectively. For the nine months ended May 31, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $110,000 for the nine months ended May 31, 2012. For the nine months ended May 31, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $540,000 for the nine months ended May 31, 2011.

General and administrative costs decreased 13% to approximately $193,000 from approximately $222,000 for the nine months ended May 31, 2012 and 2011, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the nine months ended May 31, 2012 by 78% to approximately $191,000 as a result of the Company’s decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $23,000 for the nine months ended May 31, 2012. This increase is primarily attributable to the increased professional fees in 2012 associated with the Company's use of consultants.

Amortization and depreciation for the nine months ended May 31, 2012 and 2011 was approximately $206,000 and $214,000 respectively. The slight decrease is due to the amortization of debt discount of approximately $204,000 in 2012.

Interest expense for the nine months ended May 31, 2012 and 2011 was approximately $49,000 and $31,000 respectively. An increase of approximately $18,000 which is the result of interest associated with the additional notes payable issued during the nine months ended May 31, 2012.

Gain (loss) on derivative liability totaled approximately $(213,000) and $(53,000) for the nine months ended May 31, 2012 and 2011, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2012 and 2011.

Other interest – modification expense totaled approximately $162,000 and $0 for the nine months ended May 31, 2012 and 2011, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Comparison of the Results for the Three Months Ended May 31, 2012 and 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the three months ended May 31, 2012 and 2011 was approximately $118,000 and $250,000, respectively. For the three months ended May 31, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 58% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 30% of our revenues. For the three months ended May 31, 2011 our primary sources of revenue was the Per-Click Advertising, and Search Engine Optimization Services.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the three months ended May 31, 2012 and 2011 was approximately $63,000 and $33,000, respectively. For the three months ended May 31, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $55,000 for the three months ended May 31, 2012. For the three months ended May 31, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $217,000 for the quarter ended May 31, 2011.

General and administrative costs decreased 51% to approximately $70,000 from approximately $142,000 for the three months ended May 31, 2012 and 2011, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the three months ended May 31, 2012 by 82% to approximately $73,000 as a result of the Company’s decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $22,000 for the three months ended May 31, 2012. This increase is primarily attributable to the increased professional fees in 2012 associated with the Company's use of consultants.

Amortization and depreciation for the three months ended May 31, 2012 and 2011 was approximately $67,000 and $94,000 respectively. The decrease is due to the amortization of debt discount of approximately $66,000 in 2012.

Interest expense for the three months ended May 31, 2012 and 2011 was approximately $16,000 and $0 respectively. An increase of approximately $16,000 which is the result of interest associated with the additional notes payable issued during the three months ended May 31, 2012.

Gain (loss) on derivative liability totaled approximately $(28,000) and $0 for the nine months ended May 31, 2012 and 2011, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2012 and 2011.

Other interest – modification expense totaled approximately $106,000 and $0 for the nine months ended May 31, 2012 and 2011, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of May 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

RTG VENTURES, INC.

Date: July 16, 2012	By: /s/ Linda Perry
Linda Perry Executive Director

