Form 10-K
period 2012-08-31
RTG VENTURES INC
filed 2012-12-17
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2012

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

The aggregate market value of the issuer’s Common Stock, held by non-affiliates was approximately $2,099,000 based on the average closing bid and ask price for the Common Stock on February 29, 2012 of $0.0043 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share:	750,000,000
(Class)	(Outstanding as of December 12, 2012)

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

For the Fiscal Year Ended August 31, 2012

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

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. Initially, all of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock was held by RTGV's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in the Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by RTG that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

Certain business lines were eliminated from the Business Plan immediately. In October, 2011 the joint venture with iPayu was mutually withdrawn and in December, 2011 the acquisition of Bitemark Ltd. was rescinded. The companies reverted to the same position each held prior to the contracts. The rescission of the Bitemark Ltd. share purchase agreement was included as an exhibit to the filing for the 2011 fiscal year even though it constituted a subsequent event at the time.

As a further result of the review, the Company also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced workforce augmented to the technology offering would position the company in a strong, forward looking structure.

Digital Clarity is a trading brand for Stylar Limited, a wholly owned company of RTG Ventures, Inc., through its office in London, England. The Company operates in the growing area of digital marketing which helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

Digital Clarity is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

▪

Search Engine Marketing – for search engines like Google, Yahoo etc

▪

Web Design – building sites for web, mobile and tablet devices

▪

Social Media – planning and measuring social metrix digitally in order to diagnose strategy

RTG Ventures, Inc. offers Music & Entertainment Solutions and Digital Marketing Services. Harnessing the strength of its acquired online marketing agency Digital Clarity, the company has been developing a platform that fills the needs of artists, management and labels in a complex and ever increasing social economy. Using Digital Clarity’s application in the social and marketing arena, RTG Ventures offers a unique value proposition of intelligent, analytics based technology with the support and insight of an experienced digital marketing team.

The Company is rolling out the services of both the technology and marketing  services offering of the business from its current base in London, England, and during 2012 into larger markets in the United States, namely Los Angeles and New York. The intent in fiscal year 2013 is to grow into many geographic areas through partnerships in order to develop multiple revenue streams following the model developed this year.

Fiscal year 2012 reflected the Company’s progress in making inroads into the United States by being awarded contracts for a number of clients in the search marketing sector. One of the contracts utilized the Company’s expertise in the web design arena by building a website with a media partner that it intends to expand globally and build upon in 2013 and beyond. This is an example of developing an ongoing relationship with a client which allows our Company to grow in tandem with a client company.

During the last quarter of fiscal 2012, RTG Ventures entered into an agreement with BrandEntertain. RTG Ventures, Inc. and Brand Entertain have agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition. Both parties agreed that arrangement was mutually beneficial and agreed by RTG’s professional advisors. As such, RTG expects to benefit from BrandEntertain’s platforms in the pipeline since a valuation would have taken place in one year’s time in either arrangement.

Therefore, no financial information will be contained in the 10-K for fiscal year 2012 (See Exhibit 10.9 – Amendment to Agreement to Purchase LLC interest).

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

There is a current need for investment in building out the development team and creating a proprietary infrastructure to scale and evolve the technology platform and to market to end users.

Employees

In fiscal 2012, the Company had five full-time employees.

Competition

There is strong competition in the digital marketing arena, though with the right level of investment and marketing, Digital Clarity has a confident outlook in using its experience to win new business in both local and international markets. RTG Ventures, Inc. has significant business relationships in place.

RTG Ventures Current Markets

•

Music & Entertainment Technology Solutions

•

Digital Marketing Services

Music & Entertainment Solutions

RTG Ventures has two Music platforms audigist360 and pulse station.

Audigist 360

Audigist is a beta music hosting service that allows artists and bands to sell their music direct to their fans.

Pulse Station

Pulse Station is a unique social management platform that is at the very leading edge of music and entertainment. The platform allows artists, their management and label to ‘house’ all the artists audio, music & video in one easy step to manage their environment. The system also allows the ability to upload gigs into a calendar environment and track the effectives of their live performances, PR and social media status and reach.

The ability to manage all activity in one place and index this against data that is displayed in a rich reporting format, allows artists and their respective parties to make critical business decisions that were not always available before.  No longer Social Media in isolation but Social Business for the new digital economy.

Pulse Station will also be used to understand and make sense of social activity that will help brands ‘engage’ rather than ‘push’ advertising to its clients and prospects.

Platforms Shape Payment Models

In PWC’s, ‘Global entertainment and media outlook: 2011-2015, it was noted that there were factors influencing what people buy via what payments model is the platform or device they are using. The explosive growth in mobile devices—smartphones, tablets and e-readers—is set to continue throughout the next five years. Some platforms impose a particular payment model, impacting both the consumer experience and the competitive environment.

For example, paid-for apps have taken off dramatically among smartphone and tablet users. But competing operating systems and handsets are now fragmenting the market, putting Apple’s market share under pressure from Android and Windows-based competitors. With no interoperability standards currently in place, app developers have to repurpose their offerings for multiple platforms.

The relationship between content providers and distributors may also influence payment methods. A deluge of data is putting communications operators’ bandwidth capacity under pressure, yet the returns on investing in network upgrades are uncertain. Telcos might favor a payment model based on charging for the amount of bandwidth used, but the size of the data downloaded does not necessarily reflect its value to the consumer.

As such, Digital Clarity currently is charging for Pulse Station via a freemium model. This will provide a level penetration into the wider market and generate revenues through a monthly charging model that sits on top.

The Growth of Social Technology

McKinsey’s fifth annual survey on social tools and technologies shows that when integrated into the daily work of employees and adopted on a large scale throughout a new kind of business—the networked enterprise—they can improve operations, financial performance, and market share. These new platforms have already reached critical scale at the organizations in our survey: 72 percent of the respondents report that their companies use at least one, and upward of 40 percent specify that they’re using social networks and blogs.

% of respondents reporting at least 1 measurable benefit at their companies
2011
2010
2009
Top 3 measurable benefits of technology adoption, by use
Internal purposes[1]
Increasing speed to access knowledge
74
77
69
Reducing communication costs
58
60
56
Increasing speed to access internal experts
51
52
44
Customer purposes[2]
Increasing effectiveness of marketing
69
63
54
Increasing customer satisfaction
47
50
44
Reducing marketing costs
43
45
39
Partners, suppliers, and external-expert purposes[3]
Increasing speed to access knowledge
65
57
53
Reducing communication costs
61
53
50
Increasing speed to access external experts
50
40
43

[1] In 2011, n = 1,949; in 2010, n = 1,598; in 2009, n = 1,008.
[2] In 2011, n = 2,227; in 2010, n = 1,708; in 2009, n = 956.
[3] In 2011, n = 1,142; in 2010, n = 1,008; in 2009, n = 686.

These technologies are being deployed across sectors, at the high level of 86 percent of the respondents’ companies in high tech and telecommunications, but at 62 percent of companies even in the energy industry. Levels of reported benefits not only remain high when respondents’ organizations use social tools for internal purposes but have also increased among those that use them for communicating with customers or for integration with partners and suppliers.

% of respondents (n = 4,261)
Companies using at least 1 social-technology tool
High tech, telecommunications 86
Business, legal, professional services 77
Public administration 74
Pharmaceuticals 74
Retailing 69
Transportation 69
Health care, social services 67
Manufacturing 64
Financial services 64
Energy 62

Digital Marketing Services

Digital Clarity is a specialist Digital Marketing Agency that has been at the forefront of online marketing. The company is a multi-service digital marketing agency who specialize in creating effective strategies and campaigns for clients and agencies across a wide range of verticals.

Specializing in Search Engine Marketing, Web Design, Social Media including Digital Analysis, the company works with both major brands and medium sized companies to help leverage online brand presence and new customer acquisition strategy.  Digital Clarity also delivers consultancy and strategy planning for both client companies and advertising agency partners.

The Company Profile:

•

Revenue Generating Company

•

Cash flow positive

•

Experienced team

•

Centers of Excellence Today – US & Europe

•

Future Geographic Reach – Middle East, Asia and BRIC economies – there are current discussions under way regarding partnerships in the Middle East in order to support ongoing client development

Services Offered by Digital Clarity are growing with client arelationships. In conjunction with the Head of US Operations, Steve Baughman, the company has begun to leverage with an objective to potentially integrate his music and entertainment contacts to help build on its existing service offering.

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

Web Design & Development

To lead a highly competitive environment, the process of planning and creating a website requires both art and technology prowess. Text, images, digital media and interactive elements are used by Digital Clarity’s designers to produce the page seen on the web browser.  As a whole, the process of web design can include conceptualization, planning, producing, post-production, research, and advertising. The site itself can be divided into it pages. The site is navigated by using hyperlinks commonly these are blue and underlined but can be made to look like anything the client wishes.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

 Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

For convenience RTG Ventures, Inc.’s mailing address is that of its corporate counsel, as follows: c/o David Price, Esq., Top Tier Strategies LLC, 1915 I Street NW, 5th FL, Washington, DC 20006. On July 15, 2011 Stylar Limited, a subsidiary of RTG Ventures (Europe) Ltd, entered in to a one year lease. Under the terms of the lease the annual base rent was approximately $50,000 and the office was located in the UK. The lease was not renewed in 2012. In April 2012, Stylar Limited entered in to a 5 year lease. Under the terms of the current lease the annual base rent is approximately $17,000. This office is also located in the UK. The US headquarters is located in Los Angeles, CA and incurs no rental expense. It is intended that an LA office be staffed to support its US business clients during 2013.

Item 3. Legal Proceedings

None

Item 4. Reserved

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

Year Ended August 31, 2012:	High	Low
First Quarter	$0.0039	$0.0039
Second Quarter	$0.0048	$0.0035
Third Quarter	$0.004	$0.0031
Fourth Quarter	$0.0015	$0.001

Year Ended August 31, 2011:	High	Low
First Quarter	$0.026	$0.01
Second Quarter	$0.02	$0.0077
Third Quarter	$0.015	$0.0061
Fourth Quarter	$0.017	$0.003

The last reported sale price of our common stock on the OTC Electronic Bulletin Board on December 12, 2012 was $0.005 per share.  As of December 12, 2012, there were 110 holders of record of our common stock as well as over 1,450 shareholders under beneficial ownership through brokerage firms.

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2012.

 Recent issuances of Unregistered Securities

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

In the quarter ended November, 2010 the Company converted a convertible debenture for $25,000 at $0.01 and issued 2,500,000 shares.

In December 2010, 250,000 shares of common stock for $3,000 were issued to a company executive as a sign on bonus under terms of an employment contract.

In December 2010, 500,000 shares of common stock for $6,000 were issued to a company executive as a sign on bonus under terms of an employment contract.

In the quarter ended February, 2011 the Company converted a convertible debenture for $50,000 at $0.01 and issued 5,000,000 shares.

In the quarter ended February, 2011, a note holder received 7,092,538 shares for $110,710 valued at an average price of $0.0152 per share in connection with the conversion of a portion of a loan payable.

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

In the quarter ended August, 2011, a note holder received 19,725,166 shares for $207,774 valued at an average price of $0.0017 per share in connection with the partial conversion of a loan payable.

In September, 2011, 6,500,000 shares of common stock were valued at $58,000 to consultants under the terms of the agreements for services.

In the quarter ended November, 2011 the Company partially converted a convertible debenture for $38,000 at an average price of $0.0029 and issued 16,804,794 shares.

In January 2012, 268,367 shares of preferred stock were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of preferred stock were issued to three officers of the Company.

In March 2012, 97,596 shares of preferred stock were converted into 5,176,894 shares of common stock for the minority shareholders pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity.

In the quarter ended February, 2012 the Company partially converted multiple convertible debentures for $136,694 at an average price of $0.0006 and issued 255,547,841 shares. The Company also issued a note holder 10,383,027 shares for $6,120 valued at an average price of $0.0005 per share in connection with the interest portion of a convertible debenture.

In the quarter ended February, 2012, a note holder received 40,000,000 shares for $52,000 valued at $0.0013 per share in connection with the conversion of a portion of a loan payable.

In May 2012, the Company announced the appointment of an executive officer as Head, US Operations and issued him 50,000 shares of preferred stock as a sign on bonus.

In the quarter ended May, 2012 the Company partially converted multiple convertible debentures for $49,343 at an average price of $0.00083 and issued 60,419,231 shares. The Company also issued a note holder 1,538,462 shares for $2,000 valued at $0.0013 per share in connection with the interest portion of a convertible debenture.

In the quarter ended May, 2012, a note holder received 92,805,113 shares for $150,000 valued at an average price of $0.0016 per share in connection with the conversion of a loan payable.

In June 2012, the Company entered into a cooperative venture agreement with BrandEntertain. Under the terms of the agreement, 2,000,000 Series 2 preferred shares have been reserved for the officers of BrandEntertain.

In the quarter ended August, 2012 the Company partially converted a convertible debenture for $26,464 at an average price of $0.00065 and issued 47,000,000 shares.

In the quarter ended August, 2012, a note holder received 16,132,389 shares for $26,500 valued at an average price of $0.0017 per share in connection with the partial conversion of a loan payable.

Item 6. Selected Financial Data

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

 Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. "Financial Statements and Supplementary Data" of this Report.

Background

RTG Ventures, Inc. is an OTC:QB listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in the Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by RTG that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

Operations Overview/Outlook

Operationally, 2012 has been important in evaluating the direction of the company and steering it toward a sustainable growth plan from last year’s various divisional sectors that centred on technology and digital marketing.

Music & Entertainment Solutions

RTG is taking its strengths including its relationships to build its business focus on music and entertainment. The Company, under very competitive global market conditions and growing development needs, continued to identify partnership opportunities using its platform, Pulse Station, and conducted a robust review of performance with excellent results.

The heart of the business is the marketing consultancy. Understanding each client and developing the model to individualize the outlook has been essential. This kind of close relationship with the client resulted in Digital Clarity being considered a close professional advisor.

In fiscal year 2013, the Company will take the positive results of the last year and use that model to expand geographic reach with existing and new partners.

Digital Marketing Services

2012 has seen massive growth in the adoption of Social Media as a communication, marketing and engagement avenue. Through Stylar, RTG’s wholly owned digital marketing agency brand, Digital Clarity, it was clear that the direction, talent and growth of the company is in its human capital and outside relationships.

The clear opportunity is at the foundation of the company, namely the need to expedite and encourage development in the digital marketing services sector. The Company must jumpstart the growth by significant capital infusion by fiscal year 2013 to grow simultaneously in multiple geographies.

As a foundation, the financial review showed that Digital Clarity continued to be revenue generating and remained cash flow positive.

Key Milestones

During the latter part of 2012, Digital Clarity continued to make inroads into established and emerging markets. As part of this push, that was greatly enhanced and supported by a newly created Head of US Operations, Steven Baughman, the company won a major deal with a US based entertainment group. The group was seeking a seasoned agency that could fulfil its complex specifications and grow with its aggressive expansion plans throughout the US and beyond. Digital Clarity was awarded the contract, removing the competitors to win the design and development of the new website centered on an intelligent design as well as a strong understanding and execution of social media integration.

Further to that success, Digital Clarity has also been in deep negotiation with a Luxury Brand Group that takes established and well known global high-end fashion brands into the rapidly growing Middle East market.

Digital Clarity is working with the group due to the agency’s ability to leverage on contacts within the region and the ability to deliver tangible strategy. The Middle East remains an important market for the company. These two initiatives are examples of the Company’s development activities which will serve as models for the 2013 fiscal year.

Key Differentiators

2012 has been about establishing strong foundations, streamlining operations and assessing activities on a cost benefit basis. 2013 will be about growth and outreach.

As the internet and mobile arena continues to mature, the need to make sense of and manage companies through this often complex market is clearly an area of massive growth. The company is confident that the talent and experience within the digital marketing team is poised for a major springboard in 2013, but must be expanded significantly in order to support the global reach intended.

Experience

The company has reach and experience across a large number of vertical markets including: Automotive, Retail, Travel, Finance, Property, Recruitment, Advertising, Entertainment/Sports, B2B to name a few.

Start-ups.

Relationships and Industry Contacts

The team at Digital Clarity have professional and personal contacts at companies such as Google, Microsoft and Facebook, often being invited to attend strategic market briefings and insights.

Partnerships and agency management have allowed Digital Clarity to work on some of the biggest brands, sitting behind the agencies as a support and resource to deliver very high quality service and results to their clients.

Team Expertise

•

PPC campaign experience especially Google AdWords existed

•

SEO evolution from aggressive link building and onsite SEO through to strategic marketing integration of inbound marketing

•

Website design and development based on results driven design and planning

•

Brand consultancy

•

Social media management and advertising. Several clients have been “won” directly via Digital Clarity’s internal social media strategy

•

Sales and account management experience from multi-disciplined backgrounds

Evolution and Flexibility

The market is continually changing. Digital Clarity has always remained ahead of the curve and given their clients peace of mind by remaining a true strategic partner.

Creative, Individualized Solutions and Customer Service

Case Studies and testimonials reflect the client-centric approach of Digital Clarity. Being selected over larger more established firms, support that we provide the client with skills that are differentiating. The Digital Clarity Brand is being established positively.

Growth opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our clients product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow. Here we look at some of the growth areas in Digital Clarity’s arsenal.

Growth & Opportunities in Design

▪

644,275,754 – number of active web pages 1st QTR 2012 - NetCraft

▪

6 million domain added in first QTR 2012 - Verisign

▪

By 2015, Mobile Internet Usage Will Increase by Factor of 26 - CISCO

▪

665 million media tablets in use worldwide By end of 2016 - Gartner Group

Growth & Opportunities in Search

▪

The North American Search industry will grow from $19.3 bn in 2011 to $26.8bn in 2013 - SEMPO

▪

Revenue from Localized Mobile Ads to Reach $5.8 Billion in U.S. by 2016 - BIA/Kelsey

▪

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent - Adobe

▪

72% of Consumers Want Mobile-Friendly Sites - Google Research

▪

2 million search queries are made on Google, every minute - Google

▪

Growth in Corporate Search - 50% of Fortune 100 Companies have a Google+ Account

Growth & Opportunities in Social Media

▪

Fortune Global 100 companies have more accounts on each platform than ever before with an average:

o

10.1 Twitter accounts

o

10.4 Facebook pages

o

8.1 YouTube channels

o

2.6 Google Plus pages

o

2.0 Pinterest accounts

▪

Seventy-four percent of companies studied have a Facebook page.

▪

Ninety-three percent of corporate Facebook pages are updated weekly.

▪

Forty-eight percent of companies are now on Google Plus.

▪

Twenty-five percent of companies have Pinterest accounts.

▪

Each corporate Facebook page has an average of 6,101 people talking about it.

The need for RTG to reach Global Markets

It is clear that the economy continues its slow recovery from the global effect of market forces which impact on all areas of commerce and trade. As the markets remain volatile, the opportunity for a company like RTG Ventures to approach new business with its proven track record, increase. The core markets remain US and English speaking European markets. Emerging markets are a target for 2013. We already have identified a partner in the Middle East and are actively developing a significant client. In addition, BRIC countries (Brazil, Russia, India and China) would be the next targets from the emerging markets.

The company intends to further extend its services in the Middle Eastern market initially then review the successes using a lean methodology and continuous improvement along the way, and then roll out to the BRIC markets.

US

The US remains the center of the entertainment, technology and digital industries and as such the emphasis looking forward to 2013 and building on the recent success in the last quarter of the 2012 calendar year means that RTG and its agency Digital Clarity are perfectly positioned to spring board into this market using the successful models established this past year.

Currently, negotiations are taking place to extend relationships with collaborative partners that have clients in the entertainment and media sectors that can leverage Digital Clarity’s experience in the digital and social space.

With the appointment of Steven Baughman as Head of US Operations in June 2012, we are establishing a strong digital marketing presence in the Los Angeles area to cover the music and entertainment market and then plan to do the same later in 2013 in New York. We intended to establish the satellite office during the 2012 fiscal year but didn’t have the bandwidth to do so and develop our client base as well. As California remains a key regional base from which to build and expand relationships, the need to have a New York satellite office is equally important to serve and build relationships the largest advertising market in the US.

Europe

As the current base of the digital marketing agency is in London England, it is perfectly placed to reach out to the broader European market to replicate the Company’s model in the stronger economies in this region. As with the relationships mentioned in the US, opportunities are being explored as to how US partners can leverage Digital Clarity’s reach in this region and help take established US agencies into the European region.

Middle East

The Middle East is a fertile market for heritage based US and European brands looking for entry into this lucrative market. The fastest area for growth in this sector is to leverage on the luxury arena. Digital Clarity is already in discussions with a number of different luxury groups each with different brands within the group.

Given the complexity of the region as well as the enormous potential, it is important that Digital Clarity aligns itself with established players in local markets. With this in mind, Digital Clarity will look to collaborate with some digital agency partners where there is already a relationship and  create a strategy that allows  the company to look at the breakdown of current digital competence of these brands focusing on various touch points such as tablets, sites, mobile & social reach in the Middle East.

Our value proposition is very much about creating digital penetration of the Middle Eastern market for a particular group and how those brands would be positioned to create brand value – a bye product of which would be sales.

Areas supporting growth in the Middle East

▪

Leverage of trade shows – e.g. MEE in November in Dubai – World Travel & Luxury Goods

▪

214,000 Chinese tourists visited Dubai in 2011, a 50% increase from the previous year.

▪

25% of luxury goods sold in the Mall of the Emirates were bought by Chinese tourists 2011

▪

A recent survey by Chalhoub Group revealed that 70% of survey respondents shopped with friends and 40% with sisters and mothers. The survey found that having the right logo and fashion brand displayed on handbags or clothes is particularly important. For example, up to 90% of people surveyed in Riyadh, Saudi Arabia, believed it was important to have a prestigious logo displayed on their clothing or accessories.

Key differentiators

Artist Collaboration with the head of US Operations, Steven Baughman is an area that will see exponential growth in the coming 12 months and beyond. Artists and brands that look to leverage their celebrity status will look to companies such as Digital Clarity to help drive and develop their brand in the growing and complex arena of

Financial Overview/Outlook

RTG Ventures began the 2012 fiscal year with significant challenges which included streamlining the Company, resulting in a reduction of 33% in administrative costs and 72% in payroll costs, while focusing on the growth of digital marketing services and technology driven through Digital Clarity. The cost of sales has decreased by 37% while gross profit increased by 109%. The template is in place, following the Company realignment from last year.

Though positive results were achieved through those efforts, the Company was faced with a series of financings with conversion provisions in the first quarter of the fiscal year, causing a depression in the share price which continues today. The Company’s intent had been to pay off the lender pre-conversion as it had with previous financing, but business conditions in the fall 2011 continuing into the first quarter of 2012 made that impossible. Although the business plan was being positively realigned and executed, the Company was faced with relentless conversions for a period of five to six months.

By the end of the second quarter of the fiscal year, the Company was able to restructure the remaining debt to the lender and subsequently paid off the remaining notes in full and in cash in the prescribed time frame.

In addition, by the end of the fiscal year 2012 all debt is in the hands of friendly lenders who have shown their support to the Company.

However, the weakened share price remains a challenge to the Company. Having revenues of approximately $500,000 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average, the market cap of RTG should be a minimum of $5,000,000. Compared to other companies in this sector, RTG is significantly undervalued. The issue will be addressed as a priority early in the 2013 fiscal year.

In the past, RTG’s financing efforts have always been in short term, small amounts of working capital. That is going to change in 2013. Going forward, RTG Ventures intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through partnered relationships. This strategy is the most efficient and effective path to grow RTG quickly into multiple revenue streams. We have proven the model in the last year. Our marketing services offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships.

After a very difficult year, fraught with challenges and hurdles, we see 2013 as poised for growth on multiple fronts. With capital infusion, which will allow us to bring in new clients, grow existing successful clients and service them accordingly, coupled with an offer of a deferred tax asset to attract partners with significant revenue and expansion patterns, we will have a model in place which will be sustainable.

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

LIQUIDITY AND CAPITAL RESOURCES

After the Board’s strategic review post-2011 fiscal year, we have migrated the technology in-house and are concentrating on activities which will grow Digital Clarity organically and by acquisition. We spent fiscal year 2012 establishing a client model for existing and new customers which can be exported geographically.

FISCAL YEAR 2012

We had $78,131 cash at August 31, 2012. Our working capital deficit amounted to approximately $1.5 million at August 31, 2012.

During fiscal 2012, we used cash in our operating activities amounting to approximately $489,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.3 million adjusted for the following:

•	Fair value of shares issued of approximately $319,000;
•	Amortization of debt discount of approximately $264,000;
•	Change in fair value of derivative liability of approximately $51,000;
•	Bad debt expense of approximately $25,000;
•	Interest related to modification of conversion price of debt of approximately $173,000;
•	Depreciation of approximately $2,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $1,000, resulting from slower payment processing due to our financial condition as well as an increase in expenditures of RTG Ventures (Europe).

•	An increase in our accrued salaries of approximately $92,000, resulting from partial payments made due to our financial condition.
•	A decrease in our accounts receivable of $7,000 resulting from sales made by acquisition.

During fiscal 2012, we used cash from investing activities of approximately $2,000, for purchase of fixed assets.

During fiscal 2012, we generated cash from financing activities of approximately $509,000, which consist of the proceeds from the issuance of loans, convertible notes, and capital contributions of approximately $548,000 offset by principal repayments on such debt amounting to approximately $40,000.

 FISCAL YEAR 2011

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

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $141,000, resulting from slower payment processing due to our financial condition as well as an increase in expenditures of RTG Ventures (Europe).

•	An increase in our accrued salaries of approximately $656,000, resulting from an increase in staff as well as partial salary payments made due to our financial condition.
•	A decrease in our accounts receivable of $13,950 resulting from sales made by acquisition.

During fiscal 2011, we generated cash from investing activities of approximately $80,037, which consist of cash acquired in connection to acquisition of Digital Clarity and 6,075 for purchase of fixed assets.

During fiscal 2011, we generated cash from financing activities of approximately $505,000, which consist of the proceeds from the issuance of loans, convertible notes, and capital contributions of approximately $560,000 offset by principal repayments on such debt amounting to approximately $53,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Years Ended August 31, 2012 and 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Revenue for the years ended August 31, 2012 and 2011 was approximately $458,000 and $540,000, respectively. In 2012 our primary sources of revenue are the Per-Click Advertising, Web Design Fee Income and Search Engine Optimization Services. These primary sources amounted to greater than 88% of our revenues or approximately $405,000. Our secondary sources of revenue are SMS Fee Income, Social Fee Income, Email Media Income and SMS Media. These secondary sources amounted to approximately 11% of our revenues or approximately $50,000. In 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 75% of our revenues or approximately $425,000. Our secondary sources of revenue are our Web Design Fees, Social Media and SMS Marketing. These secondary sources amounted to approximately 20% of our revenues or approximately $105,000.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the years ended August 31, 2012 and 2011 was approximately $288,000 and $460,000, respectively. In 2012, 100% of cost of sales included advertising, salaries and media spend. This resulted in gross margins of approximately $170,000 for the fiscal year 2012. In 2011, 99% of cost of sales included advertising, salaries and media spend. This resulted in gross margins of approximately $81,000 for the fiscal year 2011.

General and administrative costs decreased 33% to approximately $242,000 from approximately $359,000 for the fiscal years ended August 31, 2012 and 2011, respectively. This is primarily attributable to the streamlining of overhead in the parent company in the US resulting in a decrease in expenditures.

Payroll decreased in 2012 by 72% to approximately $524,000 as a result of the Company’s decrease in the number of employees including an officer of the Company. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $258,000 for the fiscal year ended August 31, 2012. This increase is primarily attributable to the increased professional fees in 2012 associated with the Company's use of consultants.

Amortization and depreciation for the years ended August 31, 2012 and 2011 was approximately $266,000 and $125,000 respectively. The increase is due to the amortization of debt discount of approximately $264,000 in 2012.

 Interest expense for the years ended August 31, 2011 and 2010 was approximately $92,000 and $106,000 respectively. A decrease of approximately $14,000 or 13% which is the result of interest associated with the notes payable issued in 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RTG Ventures, Inc.

We have audited the accompanying consolidated balance sheets of RTG Ventures, Inc. and Subsidiaries, as of August 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RTG Ventures, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the results of their operations and cash flows for the years ended August 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that RTG Ventures, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $10,205,000. The Company incurred a net loss for the year ended August 31, 2012 of approximately $1,270,000 and has negative working capital at August 31, 2012 of approximately $1,504,000. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Sherb & Co., LLP

Certified Public Accountants

New York, New York

December 14, 2012

F-1

RTGVENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS		
CURRENT ASSETS		
Cash	$ 78,131	$ 62,111
Accounts receivable	61,444	43,318
Total current assets	139,575	105,429
Property and equipment - net	4,287	4,231
TOTAL ASSETS	$ 143,862	$ 109,660
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable and accrued expenses	$ 294,138	$ 303,535
Accrued salaries	716,475	1,003,040
Loans payable	269,500	253,000
Derivative liability	112,828	-
Convertible debentures, net	250,642	209,120
TOTAL CURRENT LIABILITIES	1,643,583	1,768,695
STOCKHOLDERS' DEFICIT		
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 955,888 and 263,772 shares issued and outstanding	955	264
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 2,000,000 and 0 shares issued and outstanding	2,000	-
Common stock, par value .001; authorized 750,000,000 shares; 750,000,000 and 197,692,250 shares issued and outstanding, respectively	750,000	197,694
Additional paid in capital	7,956,212	7,080,069
Other comprehensive loss	(3,441)	(2,047)
Accumulated deficit	(10,205,447)	(8,935,015)
TOTAL STOCKHOLDERS' DEFICIT	(1,499,721)	(1,659,035)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143,862	$ 109,660
	$ (1,504,008)	

See Notes to Consolidated Financial Statements

F-2

RTG VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31, 2012	Year ended August 31, 2011
SALES	$ 457,814	$ 539,068
COST OF SALES	288,292	457,916
GROSS PROFIT	169,522	81,152
COSTS AND EXPENSES		
General and administrative	241,640	358,684
Payroll	204,610	728,542
Legal and professional fees	515,408	257,031
Amortization and depreciation	265,878	125,484
TOTAL OPERATING EXPENSES	1,227,536	1,469,741
OPERATING LOSS	(1,058,014)	(1,388,589)
OTHER INCOME (EXPENSE)		
Interest expense	(91,757)	(106,064)
Gain (loss) on foreign currency translation	662	(1,147)
Gain on derivative liability	51,370	-
Loss on settlement of debt	-	(43,343)
Gain from writeoff of payables	-	218,998
Impairment of goodwill	-	(156,908)
Other Interest - Modification Expense	(172,694)	-
TOTAL OTHER INCOME (EXPENSE)	(212,419)	(88,464)
NET LOSS	$ (1,270,433)	$ (1,477,053)
OTHER COMPREHENSIVE INCOME		
Foreign exchange translation	(1,393)	(2,047)
COMPREHENSIVE LOSS	$ (1,271,826)	$ (1,479,100)
NET LOSS PER SHARE		
Basic and diluted	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES		
Basic and diluted	461,742,313	171,617,899

See Notes to Consolidated Financial Statements

F - 3

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

RTG Ventures, Inc. is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we have been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. Initially, all of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited, New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders Listed on Exhibit A thereto to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders will be able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock was held by RTGV's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, another dimension in the payment systems division of our Business Plan as described on our website, www.rtgventures.com. The Letter of Intent became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in the Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by RTG that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

Certain business lines were eliminated from the Business Plan immediately. In October, 2011 the joint venture with iPayu was mutually withdrawn and in December, 2011 the acquisition of Bitemark Ltd. was rescinded. The companies reverted to the same position each held prior to the contracts. The rescission of the Bitemark Ltd. share purchase agreement was included as an exhibit to the filing for the 2011 fiscal year even though it constituted a subsequent event at the time.

As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep

DNA in its operating market, blending the services of an experienced work force augmented to the technology offering would position the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $10,200,000 and a negative working capital at August 31, 2012 of approximately $1,500,000. The Company has incurred a net loss of approximately $1,300,000 for the year ended August 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2012 and 2011, the Company recognized $0 and $24,818 as allowance for doubtful accounts, respectively.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of August 31, 2012 and 2011.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the year ended August 31, 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2012, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at August 31, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of August 31, 2012 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Three of the Company's customers accounted for approximately 18%, 17% and 12% respectively of its revenues during the year ending August 31, 2012 and two of the Company's customers accounted for approximately 27% and 16% respectively of its revenues during the year ending August 31, 2011.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended August 31, 2021 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

				August 31,	August 31,
				2012	2011
			Estimated life
Computer and office equipment	3 to 5 years	$8,379	$ 6,075
Less: Accumulated depreciation				(4,092)	(1,844)
				$4,287	$ 4,231

Depreciation expense amounted to $2,247 and $1,844 for the years ended August 31, 2012 and 2011 respectively.

NOTE 4 - LOANS PAYABLE

	August 31,	August 31,
	2012	2011
Loans payable	$269,500	$253,000

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

During the year ended August 31, 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest. The loan was assumed by an officer of the Company and simultaneously contributed to capital.

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

During the year ended August 31, 2012, $30,500 of the loan payable was assumed by an officer and $100,000 was assigned to a non affiliated third party. In addition this shareholder purchased $150,000 of debt that was owed to an officer of the Company and funded the Company $225,500. As of August 31, 2012, the Company has issued 148,937,502 common shares as a partial repayment of the debt amounting to $228,500 and made cash payments of $10,000. The balance remaining amounted to $269,000 which is due on demand and bears no interest.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At August 31, 2012 and August 31, 2011 convertible debentures consisted of the following:

			August 31,	August 31,
			2012	2011
Convertible notes payable	$388,351	$309,653
Unamortized debt discount			(137,709)	(100,533)
Total			$250,642	$209,120

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

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of August 31, 2012 these notes have been converted into 266,371,866 shares of common stock. The Company has recorded amortization expense amounting to $100,533 for the year ended August 31, 2012.

During the year ended August 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $248,156 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $300,758 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $263,585 for the years ended August 31, 2012 with $137,707 net discount balance remaining. As of August 31, 2012, $250,500 of debt was converted into 379,771,866 shares of common stock and $29,625 has been paid in cash. As of August 31, 2012, the balance of the Company’s convertible debt amounts to $239,978, net of discount.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments.

The aggregate fair value of derivative liabilities at August 31, 2012 and 2011 amounted to $112,828 and $0, respectively.

In addition the Company has recorded a gain related to the change in fair value of the derivative liability amounting to $51,370.

At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

NOTE 7 – ACCRUED PAYROLL

As of August 31, 2012 and 2011 the Company owes $716,475 and $1,003,040 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

During the year ended August 2012, the Company and an officer agreed to end accruing the officer’s salary as of August 31, 2011. The officer was issued 268,367 shares of preferred stock to satisfy the accrued salary balance through August 31, 2011. The issuance of preferred stock may, if mutually agreed, continue annually in each fiscal year.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

As of August 31, 2012 we had authorized 2,000,000 shares of $.001 par value series 1 preferred stock, of which 955,888 were outstanding.

As of August 31, 2012 we had authorized 2,000,000 shares of $.001 par value series 2 preferred stock, of which 2,000,000 were outstanding.

As of August 31, 2012 we had authorized 750,000,000 shares of $.001 par value common stock, of which 750,000,000 were issued and outstanding.

In September, 2011, 6,500,000 shares of common stock were valued at $58,000 to consultants under the terms of the agreements for services.

In January 2012, 268,367 shares of preferred stock were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of preferred stock were issued to three officers of the Company in connection with compensation.

In March 2012, 97,596 shares of preferred stock were converted into 5,176,894 shares of common stock for the minority shareholders pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity.

In May 2012, the Company announced the appointment of an executive officer as Head, US Operations and issued him 50,000 shares of preferred stock as a sign on bonus.

In June 2012, the Company entered into a cooperative venture agreement with BrandEntertain. Under the terms of the agreement, the officers of BrandEntertain received 2,000,000 Preferred Shares-Series 2 valued at $219,840.

During the year ended August 31, 2012, 379,771,866 shares of common stock were issued to satisfy approximately $250,500 of convertible notes payable and 11,921,489 shares of common stock were issued to satisfy $8,120 in accrued interest.

During the year ended August 31, 2012, 148,937,502 shares of common stock were issued to satisfy $228,000 of loans payable. These conversions resulted in a modification expense of $172,694, reflected as additional paid in capital.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

For the years ended August 31, 2012 and 2011, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

			Year Ended August 31,
			2012	2011
Benefit computed at statutory rate	$(432,000)	$(501,000)
State tax (benefit), net of federal affect	(51,000)	(59,000)
Permanent differences (primarily non deductible compensation)	451,000	126,000
Increase in valuation allowance	32,000	434,000

Net income tax benefit	$-	$-

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $3,189,000 at August 31, 2012 which expire at various times through 2032. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral asset is as follows:

Tax benefit of net operating loss carry-forward	$1,212,000
Accrued officer compensation	366,000
Compensation paid with options	67,000
Other	55,000
Valuation allowance	(1,700,000)

Net deferred tax asset	$-

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

During the year ended August, 2012 an officer of the Company made contributions of $95,000 to assist with Company accounts payable and various professional fees. These contributed funds are considered paid in capital.

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

In April, 2011 a term sheet was agreed with a Company officer, Mr. Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of RTG Ventures and Digital Clarity.

In June 2012, a term sheet was agreed with the Head, US Operations with a sign on bonus of 50,000 preferred shares, further compensation is performance reflecting multiple projects and business development activities.

NOTE 12 – ACQUISITION

RTGV acquired 100% of the shares of RTG Ventures (Europe) Limited, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTGV shall issue and transfer 263,772 preferred shares which convert into its common stock. The conversion rate is calculated and agreed by RTGV. It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures, Inc. All shares are voted by management.

Stylar Limited

Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodology outlined in the Share Exchange Agreement of Stylar, a/k/a Digital Clarity. Stylar Limited was notionally valued 12 months forward. The accounting date of the acquisition was September 3, 2010 and the transaction was accounted for as a purchase of a business under Accounting Standards Codification ("ASC") 805, Business Combinations.

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

NOTE 13 – RESCISSION OF SHARE EXCHANGE AGREEMENT – BITEMARK LIMITED

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

NOTE 14 - FOREIGN OPERATIONS

As of August 31, 2012, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2012 and revenues for fiscal 2012 were as follows:

	United States	Great Britain	Total
Revenues	$-	$457,814	$457,814
Total revenues	$-	$457,814	$457,814
Identifiable assets at August 31, 2012	$38,262	$105,600	$143,862

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, our management, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of August 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in a start-up mode, with its operations solely in the UK, therefore, one board member is charged with US interface to ensure all regulatory and control requirements are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Centralized US operations and reporting provides further assurance that the internal controls regarding financial systems are in a state of continuous improvement.

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

PART III MANAGEMENT

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2012, with respect to our directors and executive officers.

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

Name	Position
Neil Gray	Chairman and Executive Director

Reggie James	Senior Vice President and Executive Director

Linda Perry	Executive Director, Chair Nomination/Compensation and Audit Committees

Jeffrey Wattenberg	Director

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

Reggie James. As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity.

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

Jeffrey Wattenberg. As of June 11, 2012, Mr. Wattenberg has served as a Director. Mr. Wattenberg is a private investor and Wall Street veteran and the founder of two independent telecommunications companies in Chile and the Netherlands. He was also the founder of Briefserve, the largest digital legal brief archive in the U.S., which was sold to Westlaw, a division of Thomson Reuters. In addition, Jeffrey was a Board Member in the Association of Volleyball Professionals (AVP). He was directly involved in raising over $20 million in capital for the league. Jeffrey also created tour sponsorships for the league. He currently serves as Chairman of Brand Entertain.

Board Committees

We currently have standing committees on our Board of Directors. The audit committee and compensation committee are listed below.

Audit Committee

We have established an Audit Committee of the Board of Directors. The Audit Committee duties include a recommendation to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls.

Compensation Committee

We have established a Compensation Committee of the Board of Directors. The compensation committee reviews and approves our total remuneration, including compensation of executive officers. The Compensation Committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Compensation of Directors

All directors are officers and their compensation is included on the summary compensation table (Item 11).

Compliance with Section 16(A) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2012. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2012, or 2011, except as follows:

Name and	Fiscal year							All
principal	Ended			Other	Options/	Restricted	LTIP	other
position	August 31,	Salary	Bonus	Compensation	SARs	stock awards	Payouts	Compensation

Neil Gray	2012	0	0	(6)	0	0	0	0
Chairman/Executive Director	2011	160,671(1)	0	0	0	0	0	0

Fitch Montague McLennan Limited/	2012	164,509 (4)	0	(6)	0	0	0	0
Reggie James	2011	170,414(2)	0	0	0	1,000,000 (3)	0	0
Executive Director/Senior Vice President

Linda Perry	2012	150,000 (5)	0	(6)	0	0	0	0
Executive Director	2011	150,000 (5)	0	0	0	0	0	0

(1)	For the fiscal year ending August 31, 2011, Mr. Gray earned $160,671 which was combined with previous accruals and converted into preferred stock for a total value of $228,929.

(2)	For the fiscal year ending August 31, 2011, Mr. James earned $170,414 of which $170,414 has been paid.

(3)	For the fiscal year ending August 31, 2011, Mr. James received 1,000,000 restricted shares upon appointment to the Board of Directors.

(4)

For the fiscal year ending August 31, 2012, Mr. James earned $164,509 of which $110,509 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 has not been paid.

(5)	For the fiscal years ended August 31, 2012 and 2011, Ms. Perry earned $150,000 each year of which $0 has been paid.

(6)

Preferred shares Series 1 were designated in fiscal year 2011 by corporate resolution, as follows:

          Value Per Preferred Share: $0.016083

          Conversion Ratio – Preferred Shares to Common Shares: 1:53.04

          739,712 Preferred Shares have been allocated to the above officers

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2012 and 2011.

 Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2012 and 2011.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

In September 2010 a term sheet was agreed with a company officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the Chairman and Executive Director of the Company, Mr. Neil Gray. In 2010, Mr. Gray as a sign on bonus received 3.0 million restricted shares. For fiscal year 2012, Mr. Gray did not receive cash compensation. He received 268,367 shares of Series 1 preferred stock during fiscal year 2012 for salary accrued.

In April, 2011 a term sheet was agreed with a Company officer, Mr. Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of RTG Ventures and Digital Clarity.

In June, 2012 a term sheet was agreed with the Head of US Operations with a sign on bonus of 50,000 preferred shares, compensation is performance-based, reflecting multiple projects and business development activities.

Consulting Agreements

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

Report on Repricing of Options/Sars

During the fiscal year ended August 31, 2012 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2012 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons  listed below have sole voting and investment power with respect to all shares of our common  stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Common Stock percentage owned:

(1) Neil Gray*	6,000,000	0.80%
(2) Reggie James*	1,250,000	0.17%
(3) Lancer Corp. (Owned 100% by Barrington J. Fludgate)	6,641,700
Barrington J. Fludgate	44,625
Mark Fludgate (son of Barrington Fludgate)	2,000,000
Total for Barrington Fludgate	8,686,325	1.16%
(4) Linda Perry*	16,060,781	2.14%
All Directors and Executive Officers as a Group (3 persons)	23,310,781	3.11%

•

The officers as a group hold 905,888preferred shares, under the designation terms of Preferred Stock-Series 1.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2012 and 2011 are set forth in the table below:

			August 31, 2012	August 31, 2011
Audit Fees(1)	$45,000	$43,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Committee's Pre-Approval Practice.

During fiscal year ended August 31, 2012, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors

PART IV

Item 15. Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit Number	Description
3.1(1)	Articles of Incorporation of the Registrant, as amended.
3.2(8)	By-laws of the Registrant, as amended.
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

10.3(5)	Share purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.4(5)	Share purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.4(6)	Amendment to Share Exchange Agreement, dated March 31, 2010, between RTG Ventures, Inc., and Cloud Channel Limited.
10.5(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.6(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.7(8)	Rescission Resolution of Share Exchange Agreement, dated March 31, 2010, between RTG Ventures, Inc. and Bitemark MC Limited
10.8(9)	Agreement to purchase LLC interests
10.9*	Amendment to agreement to purchase LLC interests
14.1(3)	Code of Ethics
31.1*	Section 302 Certification of Executive Director
32.1*	Section 906 Certification of Executive Director

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended August 31, 2011.

(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K Filed with the Commission on June 12, 2012.

* Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: December 14, 2012	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2012	/s/ Linda Perry
Executive Director (Executive Director)