Form 10-K/A
period 2012-08-31
RTG VENTURES INC
filed 2013-01-07
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

The purpose of this  Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on December 17, 2012,  is to furnish Exhibit 101 to the Form 10-K within the 30 day grace period provided for the initial detail tagged submission of interactive data files, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Item 1.Description of Business

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

Digital Clarity is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

▪  SearchEngine Marketing – for search engines like Google, Yahoo etc

▪  WebDesign – building sites for web, mobile and tablet devices

▪  SocialMedia – planning and measuring social metrics digitally in order to diagnose strategy

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

                During the last quarter of fiscal 2012, RTG Ventures entered into an agreement with BrandEntertain. RTG Ventures, Inc. and Brand Entertain have agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertainis a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition. Both parties agreed that arrangement was mutually beneficial and agreed by RTG’s professional advisors. As such, RTG expects to benefit from BrandEntertain’s platforms in the pipeline since a valuation would have taken place in one year’s time in either arrangement.

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

Audigist360

Audigistis a beta music hosting service that allows artists and bands to sell their music direct to their fans.

Pulse Station

Pulse Station is a unique social management platform that is at the very leading edge of music and entertainment. The platform allows artists, their management and label to ‘house’ all the artists’ audio, music & video in one easy step to manage their environment. The system also allows the ability to upload gigs into a calendar environment and track the effectives of their live performances, PR and social media status and reach.

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

The relationship between content providers and distributors may also influence payment methods. A deluge of data is putting communications operators’ bandwidth capacity under pressure, yet the returns on investing in network upgrades are uncertain. Telcos might favora payment model based on charging for the amount of bandwidth used, but the size of the data downloaded does not necessarily reflect its value to the consumer.

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

These technologies are being deployed across sectors, at the high level of 86 percentof the respondents’ companies in high tech and telecommunications, but at 62 percentof companies even in the energy industry. Levels of reported benefits not only remain high when respondents’ organizations use social tools for internal purposes but have also increased among those that use them for communicating with customers or for integration with partners and suppliers.

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

The Company Profile:

•         Revenue Generating Company

•         Cash flow positive

•         Experienced team

•         Centersof Excellence Today – US & Europe

•         Future Geographic Reach – Middle East, Asia and BRIC economies – there are current discussions under way regarding partnerships in the Middle East in order to support ongoingclient development

Services Offered by Digital Clarity are growing with client relationships. In conjunction with the Head of US Operations, Steve Baughman, the company has begun to leverage with an objective to potentially integrate his music and entertainment contacts to help build on its existing service offering.

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

Item 1A.Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

 Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Description of Property

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

Item 3.Legal Proceedings

None

Item 4.Reserved

PART II

Item 5.Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Equity Compensation Plan Information

We did not issue any securities pursuant to equity compensation plans during the year ended August 31, 2012 or 2011.

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

Item 6.Selected Financial Data

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Experience

The company has reach and experience across a large number of vertical markets including: Automotive, Retail, Travel, Finance, Property, Recruitment, Advertising, Entertainment/Sports, B2B, Start-ups to name a few.

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

Team Expertise

•         PPC campaign experience especially Google AdWords existed

•         SEO evolution from aggressive link building and onsite SEO through to strategic marketing integration of inbound marketing

•         Website design and development based on results driven design and planning

•         Brand consultancy

•         Social media management and advertising.Several clients have been “won” directly via Digital Clarity’s internal social media strategy

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

Growth & Opportunities in Design

▪  644,275,754– number of active web pages 1st QTR 2012 - NetCraft

▪  6million domain added in first QTR 2012 - Verisign

▪  By2015, Mobile Internet Usage Will Increase by Factor of 26 - CISCO

▪  665million media tablets in use worldwide By end of 2016 - Gartner Group

Growth & Opportunities in Search

▪  The North American Search industry will grow from $19.3 bn in 2011 to $26.8bn in 2013 - SEMPO

▪  Revenue from Localized Mobile Ads to Reach $5.8 Billion in U.S. by 2016 - BIA/Kelsey

▪  U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent - Adobe

▪  72% of Consumers Want Mobile-Friendly Sites - Google Research

▪  2million search queries are made on Google, every minute - Google

▪  Growthin Corporate Search - 50% of Fortune 100 Companies have a Google+ Account

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

Key differentiators

Artist Collaboration with the head of US Operations, Steven Baughman is an area that will see exponential growth in the coming 12 months and beyond. Artists and brands that look to leverage their celebrity status will look to companies such as Digital Clarity to help drive and develop their brand in the growing and complex arena of social media.

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

In the past, RTG’s financing efforts have always been in short term, small amounts of working capital. That is going to change in 2013. Going forward, RTG Ventures intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through partnered relationships. This strategy is the most efficient and effective path to grow RTG quickly into multiple revenue streams. We have proven the model in the last year. Our marketing services’ offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships.

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

 Interest expense for the years ended August 31, 2012 and 2011 was approximately $92,000 and $106,000 respectively. A decrease of approximately $14,000 or 13% which is the result of interest associated with the notes payable issued in 2011.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ Sherb & Co., LLP

Sherb& Co., LLP

Certified Public Accountants

New York, New York

December 14, 2012

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$ 78,131	$ 62,111
Accounts receivable	61,444	43,318
Total current assets	139,575	105,429

Property and equipment - net	4,287	4,231

TOTAL ASSETS	$ 143,862	$ 109,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 294,138	$ 303,535
Accrued salaries	716,475	1,003,040
Loans payable	269,500	253,000
Derivative liability	112,828	-
Convertible debentures, net	250,642	209,120

TOTAL CURRENT LIABILITIES	1,643,583	1,768,695

STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 955,888 and 263,772 shares issued and outstanding	955	264
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; 2,000,000 and 0 shares issued and outstanding	2,000	-
Common stock, par value .001; authorized 750,000,000
shares; 750,000,000 and 197,692,250 shares issued
and outstanding, respectively	750,000	197,694
Additional paid in capital	7,956,212	7,080,069
Other comprehensive loss	(3,441)	(2,047)
Accumulated deficit	(10,205,447)	(8,935,015)

TOTAL STOCKHOLDERS' DEFICIT	(1,499,721)	(1,659,035)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 143,862	$ 109,660

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31,
	2012	2011

SALES	$ 457,814	$ 539,068

COST OF SALES	288,292	457,916

GROSS PROFIT	169,522	81,152

COSTS AND EXPENSES
General and administrative	241,640	358,684
Payroll	204,610	728,542
Legal and professional fees	515,408	257,031
Amortization and depreciation	265,878	125,484

TOTAL OPERATING EXPENSES	1,227,536	1,469,741

OPERATING LOSS	(1,058,014)	(1,388,589)

OTHER INCOME (EXPENSE)
Interest expense	(91,757)	(106,064)
Gain (loss) on foreign currency translation	662	(1,147)
Gain on derivative liability	51,370	-
Loss on settlement of debt	-	(43,343)
Gain from write-off of payables	-	218,998
Impairment of goodwill	-	(156,908)
Other Interest - Modification Expense	(172,694)	-
TOTAL OTHER INCOME (EXPENSE)	(212,419)	(88,464)

NET LOSS	$ (1,270,433)	$ (1,477,053)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,393)	(2,047)
COMPREHENSIVE LOSS	$ (1,271,826)	$ (1,479,100)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	461,742,313	171,617,899

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 70,433)	$ (1,477,053)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for compensation	219,798	26,000
Fair value of shares issued for services	58,500	20,150
Fair value of preferred shares issued for bonus	32,539	-
Fair value of shares issued for interest	8,120	-
Depreciation	2,247	1,844
Amortization of debt discount	263,585	123,672
Gain on write off of payable	-	(218,999)
Impairment of goodwill	-	156,908
Loss on settlement of debt	-	43,343
Change in fair value of derivative liability	(51,370)	-
Bad debt expense	(24,816)	-
Interest related to modification of conversion price of debt	172,694	-
Changes in operating assets and liabilities:
Accounts receivable	6,692	13,950
Accrued salaries	92,364	655,917
Accounts payable and accrued expenses	1,266	141,395

NET CASH USED IN OPERATING ACTIVITIES	(488,814)	(512,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in connection to acquisition of subsidiaries	-	80,037
Purchases of fixed assets	(2,304)	(6,075)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,304)	73,962

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	248,156	337,653
Proceeds from loans payable	235,500	30,500
Payments made for loans payable	(10,000)	-
Payments made for convertible notes payable	(29,625)	(53,000)
Capital contribution	64,500	190,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	508,531	505,153

NET INCREASE IN CASH	17,413	66,242

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(1,393)	(4,131)

CASH - BEGINNING OF YEAR	62,111	-

CASH - END OF YEAR	$ 78,131	$ 62,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13,659	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Debt contributed to capital	$ 30,500	$ -
Assignment of loan payable to convertible loan	$ 100,000	$ -
Assignment of officer salary to loan holder	$ 150,000	$ 450,000
Conversion of convertible notes payable into common stock	$ 250,500	$ 100,000
Conversion of interest expense into convertible notes payable	$ 10,667	$ -
Conversion of loans payable into common stock	$ 228,500	$ 367,500
Conversion of accrued salary to preferred stock	$ 228,929	$ -
Fair value of preferred shares issued for acquisition	$ -	$ 225,027
Shares issued for accrued salaries	$ -	$ 48,850
Debt discount associated with convertible debt	$ 136,560	$ -

See Notes to Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series 1		Series 2				Additional	Accumulated	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Total	Loss	Deficit
Balance, August 31, 2010	-	$ -	-	$ -	151,450,219	$ 151,453	$ 5,857,949	$ (7,457,962)	$ -	$ (1,448,560)

Shares issued on conversion of debentures @ $0.01 per share					10,000,000	10,000	90,000			100,000
Shares issued in connection with employment term sheets					5,322,327	5,322	69,528			74,850
Shares issued for services					1,500,000	1,500	18,650			20,150
Shares issued for payment of loan payable					30,817,704	30,819	403,574			434,393
Capital contribution							190,000			190,000
Beneficial conversion feature in convertible notes payable							224,205			224,205
Shares issued in connection with purchase of subsidiaries	263,772	264					224,763			225,027
Cancellation of Shares issued for services					(1,400,000)	(1,400)	1,400			-

Comprehensive income:
Net Loss								(1,477,052)		(1,477,052)
Other Comprehensive income (loss)									(2,048)	(2,048)
Subtotal

Balance, August 31, 2011	263,772	264	-	-	197,690,250	197,694	7,080,069	(8,935,014)	(2,048)	(1,659,035)

Shares issued for services					6,500,000	6,500	52,000			58,500
Common stock issued:
In connection with convertible debt					379,771,865	379,771	(129,271)			250,500
For accrued interest					11,921,489	11,921	3,801)			8,120
In connection with loan payable					148,937,502	148,937	79,563			228,500
In connection with conversion of preferred shares	(97,596)	(98)			5,176,894	5,177	(5,079)			-
Interest related to modification of conversion price of debt							172,694			172,694
Preferred shares issued for accrued salary	268,367	268					228,661			228,929
Preferred shares issued to officer	521,345	521					32,018			32,539
Preferred shares issued for compensation			2,000,000	2,000			217,798			219,798
Capital Contribution							95,000			95,000
Beneficial conversion feature in connection with convertible debt							136,560			136,560
Other Comprehensive Loss
Net loss								(1,270,433)		(1,270,433)
Other Comprehensive Loss									(1,393)	(1,393)
Subtotal										(1,271,826)

Balance, August 31, 2012	955,888	$ 955	2,000,000	$ 2,000	749,998,000	$ 750,000	$ 7,956,212	$ (10,205,447)	$ (3,441)	$ (1,499,721)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

 Convertible Instruments (continued)

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

 During the year ended August 31, 2012, $30,500 of the loan payable was assumed by an officer and $100,000 was assigned to a nonaffiliated third party. In addition this shareholder purchased $150,000 of debt that was owed to an officer of the Company and funded the Company $225,500. As of August 31, 2012, the Company has issued 148,937,502 common shares as a partial repayment of the debt amounting to $228,500 and made cash payments of $10,000. The balance remaining amounted to $269,000 which is due on demand and bears no interest.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2012, the Company entered into a cooperative venture agreement with BrandEntertain. Under the terms of the agreement, 2,000,000 Preferred Shares-Series 2 were reserved for the officers of BrandEntertain at $219,840.

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

NOTE 9 - INCOME TAXES

For the years ended August 31, 2012 and 2011, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

	Year Ended August 31,
	2012	2011
Benefit computed at statutory rate	$(432,000)	$(501,000)
State tax (benefit), net of federal affect	(51,000)	(59,000)
Permanent differences (primarily non deductiblecompensation)	451,000	126,000
Increase in valuation allowance	32,000	434,000

Net income tax benefit	$-	$-

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

NOTE 12 – ACQUISITION

RTGV acquired 100% of the shares of RTG Ventures (Europe) Limited, 10,000 (Ten Thousand) ordinary shares at £ .0001 per share par value. RTGV issued 263,772 preferred shares which convert into its common stock. The conversion rate is calculated and agreed by RTGV. It is acknowledged and approved by both Boards that the majority of these shares are to be consideration for acquisitions and asset purchases to be completed by RTG Ventures, Inc. All shares are voted by management.

StylarLimited

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

The valuation methodology resulted in a purchase price agreed to by both parties of $225,027. Shareholders are able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a common share price of $0.016083. The result of the agreed upon purchase price would be the issuance of 263,772 shares of preferred stock at a ratio of 1 to 53.04 shares of common stock.

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

BitemarkMC Limited.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of August 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.OTHER INFORMATION.

There are no items requiring disclosure hereunder.

PART III MANAGEMENT

Item 10.Directors, Executive Officers and Corporate Governance

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

Code of Ethics

In December 1, 2004 we adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and to persons performing similar functions. A copy of our Code of Ethics was previously filed as an Exhibit to our annual report on Form 10-KSB for the year ended August 31, 2004. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to RTG Ventures, Inc., to the attention of our Chief Executive Officer.

Item 11.Executive Compensation

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

·         The officers as a group hold 905,888preferred shares, under the designation terms of Preferred Stock-Series 1.

Item 13.Certain Relationships and Related Transactions

None.

Item 14.Principal Accountant Fees and Services.

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

Item 15.Exhibits

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

RTG VENTURES, INC.

Date: January 4, 2012	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 7, 2012	/s/ Linda Perry
Executive Director (Executive Director)