Form 10-Q
period 2012-11-30
RTG VENTURES INC
filed 2013-01-17
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

RTG VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o David E. Price, Esq.

1915 I Street Northwest 5th FL

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 750,000,000 shares of Common Stock, par value $.001 per share, as of January 14, 2013.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

1

 RTG VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2012	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$ 63,544	$ 78,131
Accounts receivable	61,117	61,444
Total current assets	124,661	139,575

Property and equipment - net	3,635	4,287

TOTAL ASSETS	$ 128,296	$ 143,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 319,277	$ 294,138
Accrued salaries	752,288	716,475
Loans payable	314,000	269,500
Derivative liability	120,711	112,828
Convertible debentures, net	307,760	250,642

TOTAL CURRENT LIABILITIES	1,814,036	1,643,583

STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,431,520 and 955,888 shares issued and outstanding	1,431	955

Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 2,000,000 and 2,000,000 shares issued and outstanding	2,000	2,000

Common stock, par value .001; authorized 1,000,000,000shares; 750,000,000 and 750,000,000 shares issued and outstanding	750,000	750,000
Additional paid in capital	7,986,009	7,956,212
Other comprehensive loss	(3,012)	(3,441)
Accumulated deficit	(10,422,168)	(10,205,447)

TOTAL STOCKHOLDERS' DEFICIT	(1,685,740)	(1,499,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 128,296	$ 143,862

See Notes to Unaudited Consolidated Financial Statements
3

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months ended November 30,
	2012	2011

SALES	$ 137,487	$ 83,158

COST OF SALES	70,275	96,755

GROSS PROFIT	67,212	(13,597)

COSTS AND EXPENSES
General and administrative	64,095	61,480
Payroll	78,600	77,002
Legal and professional fees	95,736	69,765
Amortization and depreciation	57,823	83,581

TOTAL OPERATING EXPENSES	296,254	291,828

OPERATING LOSS	(229,042)	(305,425)

OTHER INCOME (EXPENSE)
Interest expense	(17,947)	(14,581)
Gain (loss) on foreign currency translation	-	658
Loss on derivative liability	(2,883)	(71,549)
Gain on settlement of debt	33,151	-
Other Interest - Modification Expense	-	(43,510)
TOTAL OTHER INCOME (EXPENSE)	12,321	(128,982)

NET LOSS	$ (216,721)	$ (434,407)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	429	(948)
COMPREHENSIVE LOSS	$ (216,292)	$ (435,355)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	750,000,000	207,702,704

See Notes to Unaudited Consolidated Financial Statements
4

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series 1		Series 2				Additional Paid in Capital	Accumulated Deficit Total	Other Comprehensive Income(Loss)	Total Stockholders' Deficit
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2011	263,772	264	-	-	197,692,250	197,694	7,080,069	(8,935,014)	(2,048)	(1,659,035)

Shares issued for services					6,500,000	6,500	52,000			58,500

Common stock issued in connection with convertible debt					379,771,865	379,771	(129,272)			250,499

Common stock issued for accrued interest					11,921,489	11,921	(3,801)			8,120

Interest related to modification of conversion price of debt							172,696			172,696

Common stock issued in connection with loan payable					148,937,502	148,937	79,562			228,499

Common stock issued in connection with conversion of preferred shares	(97,596)	(98)			5,176,894	5,177	(5,079)			-

Capital Contribution							95,000			95,000

Preferred shares issued for conversion of accrued salary	268,367	268					228,661			228,929

Preferred shares issued to officers	521,345	521					32,018			32,539

Beneficial conversion feature in connection with convertible debt							136,560			136,560

Preferred shares issued for compensation			2,000,000	2,000			217,798			219,798

Other Comprehensive Loss

Net loss							-	(1,270,433)		(1,270,433)
Other Comprehensive Loss									(1,393)	(1,393)
Subtotal										(1,271,826)

Balance, August 31, 2012	955,888	955	2,000,000	2,000	750,000,000	750,000	7,956,212	(10,205,447)	(3,441)	(1,499,721)

Shares issued for conversion of accounts payable	41,995	42					2,631			2,673

Shares issued to officers as bonus	433,637	434					27,166			27,600

Net loss							-	(216,721)		(216,721)
Other Comprehensive Loss									429	429
Subtotal										(216,292)

Balance, November 30, 2012	1,431,520	$ 1,431	2,000,000	$2,000	750,000,000	$ 750,000	$ 7,986,009	$(10,422,168)	$ (3,012)	$ (1,685,740)

See Notes to Unaudited Consolidated Financial Statements

RTG VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (216,721)	$ (434,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services	-	58,500
Fair value of preferred shares issued for bonus	27,600	-
Depreciation	759	392
Amortization of debt discount	57,115	83,092
Change in fair value of derivative liability	2,883	71,549
Gain on settlement of debt	(33,151)	-
Bad debt expense	-	1,787
Interest related to modification of conversion price of debt	-	43,510
Changes in operating assets and liabilities:
Accounts receivable	328	(12,964)
Accrued salaries	35,813	64,030
Accounts payable and accrued expenses	60,778	25,897

NET CASH USED IN OPERATING ACTIVITIES	(64,596)	(98,614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	5,000	-
Proceeds from loans payable	44,500	-
Capital contribution	-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	49,500	50,000

NET DECREASE IN CASH	(15,096)	(48,614)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	509	(992)

CASH - BEGINNING OF PERIOD	78,131	62,111

CASH - END OF PERIOD	$ 63,544	$ 12,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Debt contributed to capital	$ -	$ 30,500
Conversion of convertible notes payable into common stock	$ -	$ 38,000
Conversion of accrual to preferred stock	$ 35,824	$ -

See Notes to Unaudited Consolidated Financial Statements
6

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

RTG Ventures, Inc. is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

In 2006, the Company identified a business in digital technology, social media marketing and online global payment systems in the UK which lent itself to both organic growth and growth by acquisition. From that time, we had been evolving the Business Plan to maximize the opportunities and minimize the risks inherent in a challenging economic environment. Initially, all of these efforts were conducted under the contractual requirements of a Share Exchange Agreement. On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited ("ANHL"), New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders to acquire all of the outstanding shares of NMTV. ANHL was a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the filing by the Company of all reports required to be filed by it under the Exchange Act and the satisfactory completion of the audit of ANHL/NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL/NMTV et al and the agreement was rescinded via 8-K/A on March 30, 2010.

RTG Ventures, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders were able to convert the preferred shares into common stock using the average share price of the 30 days preceeding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock was held by RTGV's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

In August, 2009, RTGV signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, which became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

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

During the last quarter of fiscal 2012, RTG Ventures entered into an agreement with BrandEntertain. RTG Ventures, Inc. and Brand Entertain have agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition. Both parties agreed that arrangement was mutually beneficial and agreed by RTG's professional advisors. As such, RTG expects to benefit from BrandEntertain's platforms in the pipeline since a valuation would have taken place in one year's time in either arrangement.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $10,420,000 and a negative working capital at November 30, 2012 of approximately $1,690,000. The Company has incurred a net loss of approximately $217,000 for the three months ended November 30, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the RTG Ventures, Inc. Annual Report on Form 10-K for the year ended August 31, 2012.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2012 and August 31, 2012, the Company recognized $0 and $0 as allowance for doubtful accounts, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of November 30, 2012 and 2011.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

During the quarter ended November 30, 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2012, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at November 30, 2012 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of November 30, 2012 and therefore classified as Level 1 within our fair value hierarchy.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-Q for the quarter ended November 30, 2012 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		November 30,	August 31,
	Estimated life	2012	2012
Computer and office equipment	3 to 5 years	$8,485	$ 8,379
Less: Accumulated depreciation		(4,850)	(4,092)
		$3,635	$ 4,287

Depreciation expense amounted to $759 and $392 for the quarters ended November 30, 2012 and 2011 respectively.

NOTE 4 - LOANS PAYABLE

	November 30,	August 31,
	2012	2012
Loans payable	$314,000	$269,500

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

During the quarter ended November 30, 2012 a shareholder loaned the Company $44,500. The debt is due on demand and bears no interest.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At November 30, 2012 and August 31, 2012 convertible debentures consisted of the following:

	November 30,	August 31,
	2012	2012
	(Unaudited)
Convertible notes payable	$393,351	$388,351
Unamortized debt discount	(85,591)	(137,709)
Total	$307,760	$250,642

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

During the year ended August 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $248,156 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $300,758 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $263,585 for the years ended August 31, 2012 with $137,709 net discount balance remaining.  As of August 31, 2012, $250,500 of debt was converted into 379,771,865 shares of common stock and $29,625 has been paid in cash. As of August 31, 2012, the balance of the Company’s convertible debt amounts to $250,642, net of discount.

During the quarter ended November 30, 2012, the Company has recorded amortization expense amounting to $57,115 for the quarter ended November 30, 2012 with $85,591 net discount balance remaining.  As of November 30, 2012, the balance of the Company’s convertible debt amounts to $307,760, net of discount.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments.

 The aggregate fair value of derivative liabilities at November 30, 2012 and August 31, 2012 amounted to $120,711 and $112,828, respectively.

 In addition the Company has recorded a loss related to the change in fair value of the derivative liability amounting to $2,883.

 At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

RTG VENTURES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACCRUED PAYROLL

As of November 30, 2012 and August 31, 2012 the Company owes $752,288 and $716,475 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

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

During the year ended August 31, 2012, 148,937,502 shares of common stock were issued to satisfy $228,000 of loans payable. These conversions resulted in a modification expense of $172,694.

As of November 30, 2012 we had authorized 2,000,000 shares of $.001 par value series 1 preferred stock, of which 1,431,520 were outstanding.

As of November 30, 2012 we had authorized 2,000,000 shares of $.001 par value series 2 preferred stock, of which 2,000,000 were outstanding.

As of November 30, 2012 we had authorized 750,000,000 shares of $.001 par value common stock, of which 750,000,000 were issued and outstanding.

In November 2012, 41,995 shares of preferred stock were issued for an accrual to satisfy a debt of $35,824.

In November 2012, 433,637 shares of preferred stock were issued to four officers of the Company in connection with compensation.

NOTE 9 – CAPITAL CONTRIBUTION

During the year ended August, 2011 an officer of the Company made contributions of $190,000 to assist with Company accounts payable and various professional fees. These contributed funds are considered paid in capital.

During the year ended August, 2012 an officer of the Company made contributions of $95,000 to assist with Company accounts payable and various professional fees. These contributed funds are considered paid in capital.

NOTE 10 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the Chairman and Director of the Company, Mr. Neil Gray. Mr. Gray may receive a bonus totaling 50-75% of his base salary after certain Company performance objectives are achieved following the first year of operation. In 2010, Mr. Gray as a sign on bonus received 3.0 million restricted shares.  The term sheet is ongoing and renewable on an annual basis.  Mr. Grey's term sheet was renewed on September 1, 2012.

In September 2010 a term sheet was agreed with a company officer for annual remuneration of $150,000 with Ms. Linda Perry for her role as a consultant and as Executive Director and US interface to provide oversight regarding external regulatory reporting requirements. In addition, she is lead executive for capital funding requirements and business development.  The term sheet is ongoing and renewable on an annual basis.  Ms. Perry's term sheet was renewed on September 1, 2012.

In April, 2011 a term sheet was agreed with a Company officer, Mr. Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of RTG Ventures and Managing Director of Digital Clarity.  The term sheet is ongoing and renewable on an annual basis.  Mr. James's term sheet was renewed on September 1, 2012.

In June 2012, a term sheet was agreed with the Head, US Operations with a sign on bonus of 50,000 preferred shares, further compensation is performance reflecting multiple projects and business development activities.

NOTE 11 – SUBSEQUENT EVENTS

In January, 2013, the Company increased its authorized common shares to 1,000,000,000.

In January, 2013, the Company appointed Reggie James and Steven Baughman Co-Chief Operating Officers. They also retain their previous titles of Senior Vice President, Communication and Marketing and Executive Director and Head, US operations, respectively.

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

Background

RTG Ventures, Inc. is an OTC:QB listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by RTG that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

Operations Overview/Outlook

Operationally, 2012 was important in evaluating the direction of the company and steering it toward a sustainable growth plan that will center on technology and digital marketing in 2013, as described below:

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

Digital Marketing Services

2012 saw a massive growth in the adoption of Social Media as a communication, marketing and engagement avenue. Through Stylar, RTG’s wholly owned digital marketing agency brand, Digital Clarity, it was clear that the direction, talent and growth of the company is in its human capital and outside relationships.

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

Key Milestones

During the latter part of 2012, Digital Clarity continued to make inroads into established and emerging markets. As part of this push, that was greatly enhanced and supported by a newly created Head of US Operations, Steven Baughman, the company won a major deal with a US based entertainment group. The group was seeking a seasoned agency that could fulfill its complex specifications and grow with its aggressive expansion plans throughout the US and beyond. Digital Clarity was awarded the contract, removing the competitors to win the design and development of the new website centered on an intelligent design as well as a strong understanding and execution of social media integration.

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

Key Differentiators

2012 was about establishing strong foundations, streamlining operations and assessing activities on a cost benefit basis. 2013 will be about growth and outreach.

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

▪    2million search queries are made on Google, every minute - Google

▪    Growth in Corporate Search - 50% of Fortune 100 Companies have a Google+ Account

Growth & Opportunities in Social Media

▪    Fortune Global 100 companies have more accounts on each platform than ever before with an average:

▪    10.1 Twitter accounts

▪    10.4 Facebook pages

▪    8.1 YouTube channels

▪    2.6 Google Plus pages

▪    2.0 Pinterest accounts

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

US

The US remains at the center of the entertainment, technology and digital industries and as such the emphasis looking forward to 2013 and building on the recent success in the last quarter of the 2012 calendar year means that RTG and its agency Digital Clarity are perfectly positioned to spring board into this market using the successful models established this past year.

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

Financial Overview/Outlook
The first quarter of the 2013 fiscal year continued the Company realignment from the previous year. Cost of sales decreased further while revenues continue to increase.

In addition, by the end of the fiscal year 2012 and continuing through the first quarter of 2013, all debt is in the hands of friendly lenders who have shown their support to the Company.

However, the weakened share price remains a challenge to the Company. Having revenues of approximately $500,000 in fiscal 2012 and approximately $137,500 in the first quarter of fiscal 2013 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average. Compared to other companies in this sector, RTG is significantly undervalued. The issue will be addressed as a priority. The Company will continue to seek appropriate partnerships, joint venture and/or merger opportunities.

Going forward, RTG Ventures intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through partnered relationships. This strategy is the most efficient and effective path to grow RTG quickly into multiple revenue streams. We have proven the model in the last year. Our marketing services' offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships.

The Board of Directors sees 2013 as poised for growth on multiple fronts. With capital infusion, which will allow us to bring in new clients, grow existing successful clients and service them accordingly, coupled with an offer of a deferred tax asset to attract partners with significant revenue and expansion patterns, we will have a model in place which will be sustainable.

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

 QUARTER ENDED NOVEMBER 30, 2012

We had $63,544 cash at November 30, 2012. Our working capital deficit amounted to approximately $1.689 million at November 30, 2012.

During the quarter ended November 30, 2012, we used cash in our operating activities amounting to approximately $65,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $217,000 adjusted for the following:

•	Fair value of preferred shares issued for bonus of $27,600;
•	Change in fair value of derivative liability of $2,883;
•	Amortization of debt discount of $57,115;
•	Gain on settlement of debt of $33,151;
•	Depreciation of $759;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $61,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $36,000, which is a significant decrease as compared to the first quarter in fiscal 2012.
•	A decrease in our accounts receivable of $328 resulting from slower collections.
                                                             17

QUARTER ENDED NOVEMBER 30, 2011

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

During the quarter ended November 30, 2011, we used cash in our operating activities amounting to approximately $99,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $434,000 adjusted for the following:

•	Fair value of shares issued of $58,500;
•	Change in fair value of derivative liability of $71,549;
•	Amortization of debt discount of $83,092;
•	Interest related to modification of conversion price of debt of $43,510;
•	Bad debt expense of $1,787;
•	Depreciation of $392;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $26,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $64,000, which is a significant decrease as compared to the first quarter in fiscal 2011.
•	An increase in our accounts receivable of $12,964 resulting from slower collections.

RESULTS OF OPERATIONS

Comparison of the Results for the Quarters Ended November 30, 2012 and 2011

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Revenue for the quarters ended November 30, 2012 and 2011 was approximately $137,000 and $83,000, respectively. For the quarter ended November 30, 2012 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 74% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 26% of our revenues.  For the quarter ended November 30, 2011 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 80% of our revenues. Our secondary sources of revenue are our Web Design Fees, Social Media and Web Design. These secondary sources amounted to approximately 20% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the quarters ended November 30, 2012 and 2011 was approximately $70,000 and $97,000, respectively. For the quarter ended November 30, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $67,000 for the quarter ended November 30, 2012. For the quarter ended November 30, 2011, cost of sales included advertising, salaries and media spend. This resulted in a gross loss of approximately $13,600 for the quarter ended November 30, 2011.

General and administrative costs increased 4% to approximately $64,100 from approximately $61,480 for the quarters ended November 30, 2012 and 2011, respectively. The fiscal 2013 balance which only increased by approximately $2,600 was due to the Company’s continued trend of streamlining its overhead keeping its expenditures low compared to prior years.

Payroll increased for the quarter ended 2012 by only 2% to approximately $79,000. The fiscal 2013 balance which only increased by approximately $1,600.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $26,000 for the quarter ended November 30, 2012. This increase in fiscal 2013 is primarily attributable to the increase in accounting and legal fees.

Amortization and depreciation for the quarters ended November 30, 2012 and 2011 was approximately $58,000 and $84,000 respectively. The decrease is due to the lower number of loans in fiscal 2013 as well as a number of existing notes which were fully amortized in fiscal 2012.

Interest expense for the quarters ended November 30, 2012 and 201 was approximately $18,000 and $15,000 respectively, an increase of approximately $3,000 or 23%.

Gain on settlement of debt totaled $33,151 and $0 for the quarters ended November 30, 2012 and 2011, respectively.

Other interest – gain on derivative liability totaled approximately $2,283 and $71,549 for the quarters ended November 30, 2012 and 2011, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables.

Other interest – modification expense totaled approximately $0 and $43,500 for the quarters ended November 30, 2012 and 2011, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of November 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

20

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: January 16, 2013	By: /s/ Linda Perry
Linda Perry Executive Director