Form 10-Q
period 2013-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2013-04-22
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

Digital Brand Media & Marketing Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

c/o David E. Price, Esq.

1915 I Street Northwest 5th FL

Washington, DC 20006-2107

(Address of principal executive offices)

(917) 488-6473

(Issuer's telephone number, including area code)

RTG Ventures, Inc.

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,052,923 shares of Common Stock, par value $.001 per share, as of April 17, 2013.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

INDEX

Page No
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Financial Statements (Unaudited)	3
Balance Sheets	3
Statements of Operations	4
Statement of Stockholders' Deficit	5
Statements of Cash Flows	6
Notes to Unaudited Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	27
2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$ 26,455	$ 78,131
Accounts receivable	55,266	61,444
Total current assets	81,721	139,575

Property and equipment - net	3,332	4,287

TOTAL ASSETS	$ 85,053	$ 143,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 339,666	$ 294,138
Accrued salaries	784,710	716,475
Loans payable	334,000	269,500
Derivative liability	300,402	112,828
Convertible debentures, net	286,488	250,642

TOTAL CURRENT LIABILITIES	2,045,266	1,643,583

STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 1,431,520 and 955,888 shares issued and outstanding	1,431	955
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; -0- and 2,000,000 shares issued and outstanding	-	2,000
Common stock, par value .001; authorized 1,000,000,000
shares; 9,052,943 and 7,500,000 shares issued and outstanding	9,053	7,500
Additional paid in capital	8,793,602	8,698,712
Other comprehensive loss	(4,664)	(3,441)
Accumulated deficit	(10,759,635)	(10,205,447)

TOTAL STOCKHOLDERS' DEFICIT	(1,960,213)	(1,499,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 85,053	$ 143,862

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended February 28,		Six Months ended February 28,
	2013	2012	2013	2012

SALES	$ 86,711	$ 125,233	$ 223,958	$ 214,205

COST OF SALES	57,073	62,538	127,287	158,914

GROSS PROFIT	29,638	62,695	96,671	55,291

COSTS AND EXPENSES
General and administrative	53,584	64,275	117,750	122,638
Payroll	51,000	40,862	129,600	117,863
Legal and professional fees	60,118	31,123	155,849	100,871
Amortization and depreciation	44,140	55,532	102,031	139,112

TOTAL OPERATING EXPENSES	208,842	191,792	505,230	480,484

OPERATING LOSS	(179,204)	(129,097)	(408,559)	(425,193)

OTHER INCOME (EXPENSE)
Interest expense	(18,259)	(17,974)	(36,206)	(32,555)
Gain (loss) on foreign currency translation	-	(21)	-	637
Loss on derivative liability	(139,691)	(113,788)	(142,574)	(185,337)
Gain on settlement of debt	-	(12,490)	33,151	-
Other Interest - Modification Expense	-	-	-	(56,000)
TOTAL OTHER INCOME (EXPENSE)	(157,950)	(144,273)	(145,629)	(273,255)

NET LOSS	$ (337,154)	$ (273,370)	$ (554,188)	$ (698,448)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,652)	(538)	(1,223)	(1,486)
COMPREHENSIVE LOSS	$ (338,806)	$ (273,908)	$ (555,411)	$ (699,934)

NET LOSS PER SHARE
Basic and diluted	$ (0.04)	$ (0.09)	$ (0.07)	$ (0.28)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	7,855,800	2,977,105	7,855,800	2,527,066

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)

	Series 1		Series 2				Additional Paid in Capital	Accumulated Deficit Total	Other Comprehensive Income(Loss)	Total Stockholders' Deficit
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2011	263,772	$ 264	-	-	1,976,903	$ 1,977	$ 7,275,786	$ (8,935,014)	$ (2,048)	$ (1,659,035)

Shares issued for services					65,000	65	58,435			58,500
Common stock issued in connection with convertible debt					3,797,719	3,798	246,701			250,499
Common stock issued for accrued interest					119,234	119	8,001			8,120
Interest related to modification of conversion price of debt							172,696			172,696
Common stock issued in connection with loan payable					1,489,375	1,489	227,010			228,499
Common stock issued in connection with conversion of preferred shares	(97,596)	(98)			51,769	52	46			-
Capital Contribution							95,000			95,000
Preferred shares issued for conversion of accrued salary	268,367	268					228,661			228,929
Preferred shares issued to officers	521,345	521					32,018			32,539
Beneficial conversion feature in connection with convertible debt							136,560			136,560
Preferred shares issued for compensation			2,000,000	2,000			217,798			219,798
Other Comprehensive Loss

Net loss							-	(1,270,433)		(1,270,433)
Other Comprehensive Loss									(1,393)	(1,393)
Subtotal										(1,271,826)

Balance, August 31, 2012	955,888	955	2,000,000	2,000	7,500,000	7,500	8,698,712	(10,205,447)	(3,441)	(1,499,721)

Common stock issued in connection with convertible debt					1,552,943	1,553	63,.093			64,646
Shares issued for conversion of accounts payable	41,995	42					2,631			2,673
Shares issued to officers as bonus	433,637	434					27,166			27,600
Cancellation of preferred shares issued for compensation			(2,000,000)	(2,000)			2,000			-

Net loss							-	(554,188)		(554,188)
Other Comprehensive Loss									(1,223)	(1,223)
Subtotal										(555,411)

Balance, February 28, 2013	1,431,520	$ 1,431	-	$ -	9,052,943	$ 9,053	$ 8,793,602	$ (10,759,635)	$ (4,664)	$ (1,960,213)

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended February 28,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (554,188)	$ (698,448)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for compensation	-	27,500
Fair value of shares issued for services	-	58,500
Fair value of preferred shares issued for bonus	27,600	-
Depreciation	1,350	392
Amortization of debt discount	100,487	138,139
Change in fair value of derivative liability	142,574	185,337
Gain on settlement of debt	(33,151)	-
Bad debt expense	-	2,284
Interest related to modification of conversion price of debt	-	56,000
Changes in operating assets and liabilities:
Accounts receivable	6,179	(11,484)
Accrued salaries	68,235	26,090
Accounts payable and accrued expenses	81,436	(27,132)
NET CASH USED IN OPERATING ACTIVITIES	(159,478)	(242,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(395)	-
NET CASH USED IN INVESTING ACTIVITIES	(395)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	45,000	54,625
Proceeds from loans payable	64,500	-
Capital contribution	-	167,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,500	221,625

NET DECREASE IN CASH	(50,373)	(21,197)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(1,303)	(927)

CASH - BEGINNING OF PERIOD	78,131	62,111

CASH - END OF PERIOD	$ 26,455	$ 39,987
Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Debt contributed to capital	$ -	$ 30,500
Conversion of convertible notes payable into common stock	$ 64,646	$ 174,694
Conversion of accounts payable to preferred stock	$ 35,824	$ -
Conversion of loans payable into common stock	$ -	$ 228,929
Conversion of accrued interest	$ -	$ 6,120
Conversion of accrued salaries into preferred stock	$ 2,673	$ 27,500
Shares issued for accrued salaries	$ -	$ 52,000

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

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

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders were able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock was held by RTGV's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

In August, 2009, Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) signed a Letter of Intent with International Financial Systems Ltd. (IFS) a private company, to include iPayu, which became a joint venture with RTG Ventures (Europe) Ltd in April, 2010.

Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by Digital Brand Media & Marketing Group, Inc. that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the last quarter of fiscal 2012, the Company entered into an agreement with BrandEntertain. Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) and Brand Entertain have agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition. Both parties agreed that arrangement was mutually beneficial and agreed by the Company’s professional advisors. As such, the Company expects to benefit from BrandEntertain's platforms in the pipeline since a valuation would have taken place in one year's time in either arrangement.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from “RTG Ventures, Inc.” to “Digital Brand Media & Marketing Group, Inc.” In connection with the name change, the Company’s trading symbol changed from “RTGV” to “DBMM” (the “Symbol Change”). The Amendment was effective as of March 20, 2013. The Name Change and Symbol Change have been reflected in the Company’s ticker symbol as of April 8, 2013.

Also on March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $10,760,000 and a negative working capital at February 28, 2013 of approximately $1,964,000. The Company has incurred a net loss of approximately $554,000 for the six months ended February 28, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation
The interim consolidated financial statements of Digital Brand Media & Marketing Group, Inc. (“we,” “us,” “our,” “DBMM” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, availability of capital resources, the timing of acquisitions, and the sensitivity of our business to economic conditions.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2013 and August 31, 2012, the Company recognized $0 and $0 as allowance for doubtful accounts, respectively.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of February 28, 2013 and 2012.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months ended February 28, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2013, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at February 28, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Cash is considered to be highly liquid and easily tradable as of February 28, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-Q for the quarter ended February 28, 2013 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 28,	August 31,
	Estimated life	2013	2012
Computer and office equipment	3 to 5 years	$8,774	$ 8,379
Less: Accumulated depreciation		(5,442)	(4,092)
		$3,332	$ 4,287

Depreciation expense amounted to $1,350 and $392 for the quarters ended February 28, 2013 and 2012 respectively.

NOTE 4 - LOANS PAYABLE

	February 28,	August 31,
	2013	2012
Loans payable	$334,000	$269,500

In July 2010 an officer of the Company sold $140,000 of debt to a shareholder. The debt was due on demand and bears no interest.

During the year ended August 31, 2011 a shareholder loaned the Company $30,500. The debt is due on demand and bears no interest. The loan was assumed by an officer of the Company and simultaneously contributed to capital.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended August 31, 2011 an officer of the Company sold $450,000 of debt to the same shareholder. The debt is due on demand and bears no interest. During the year ended August 31, 2011, the Company issued approximately 308,177 shares as partial payment of the loan valued at $434,392, in which $367,500 related to the principal portion and $66,892 was recorded as a loss on debt settlement. The balance remaining to the shareholder is $253,000 as of August 31, 2011.

During the year ended August 31, 2012, $30,500 of the loan payable was assumed by an officer and $100,000 was assigned to a nonaffiliated third party. In addition this shareholder purchased $150,000 of debt that was owed to an officer of the Company and funded the Company $225,500. As of August 31, 2012, the Company has issued 1,489,375common shares as a partial repayment of the debt amounting to $228,500 and made cash payments of $10,000. The balance remaining amounted to $269,500 which is due on demand and bears no interest.

During the six months ended February 28, 2013 a shareholder loaned the Company $64,500. The debt is due on demand and bears no interest.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At February 28, 2013 and August 31, 2012 convertible debentures consisted of the following:

	February 28,	August 31,
	2013	2012
	(Unaudited)
Convertible notes payable	$368,706	$388,351
Unamortized debt discount	(82,218)	(137,709)
Total	$286,488	$250,642

In March, 2010, the Company issued a convertible debenture in the amount of $25,000 at 0% interest. The note matured in September 2010 and was convertible into shares of the Company’s common stock at $.01 per share.

In March 2011, the Company received $81,653 from a non-affiliated third party in the form of a convertible debenture at 0% interest and is due on demand. This note is convertible into approximately 80,000 shares of common stock.

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

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $207,705 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of August 31, 2012 these notes have been converted into 2,663,719 shares of common stock which were sold into the public market under Rule 144 completed April 2012. The Company has recorded amortization expense amounting to $100,533 for the year ended August 31, 2012.

During the year ended August 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $248,156 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $300,758 in debt discount related to the beneficial conversion feature. In connection with these debentures, the Company has recorded amortization expense amounting to $263,585 for the years ended August 31, 2012 with $137,709 net discount balance remaining.  As of August 31, 2012, $250,500 of debt was converted into 3,797,719 shares of common stock and $29,625 has been paid in cash. As of August 31, 2012, the balance of the Company’s convertible debt amounts to $250,642, net of discount.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

During the six months ended February 28, 2013, the Company entered into convertible loans with third party non-affiliates in which $45,000 was received in cash. These loans bear interest ranging from 5% - 12% and mature in one year or less. They are convertible in one year or less at a discount based on average share prices ranging between 10 and 30 days. As a result, the Company recorded $45,000 in debt discount related to the beneficial conversion feature in connection with these debentures. During the six months ended February 28, 2013, the Company has recorded amortization expense amounting to $100,487 for the six months ended February 28, 2013 with $82,218 net discount balance remaining.  As of February 28, 2013, the balance of the Company’s convertible debt amounts to $286,486, net of discount.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at February 28, 2013 and August 31, 2012 amounted to $300,402 and $112,828, respectively. In addition, for the six months ended February 28, 2013 and 2012, the Company has recorded a loss related to the change in fair value of the derivative liability amounting to $142,574 and $185,337, respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

NOTE 7 – ACCRUED PAYROLL

As of February 28, 2013 and August 31, 2012 the Company owes $784,710 and $716,475 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

During the year ended August 2012, the Company and an officer agreed to end accruing the officer’s salary as of August 31, 2011. The officer was issued 268,367 shares of preferred stock to satisfy the accrued salary balance through August 31, 2011. The issuance of preferred stock may, if mutually agreed, continue annually in each fiscal year.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

In September, 2011, 65,000 shares of common stock were valued at $58,500 to consultants under the terms of the agreements for services.

In January 2012, 268,367 shares of preferred stock were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of preferred stock were issued to three officers of the Company in connection with compensation.

In March 2012, 97,596 shares of preferred stock were converted into 51,769 shares of common stock for the minority shareholders pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity.

In May 2012, the Company announced the appointment of an executive officer as Head, US Operations and issued him 50,000 shares of preferred stock as a sign on bonus.

In June 2012, the Company entered into a cooperative venture agreement with BrandEntertain. Under the terms of the agreement, 2,000,000 Preferred Shares-Series 2 were reserved for the officers of BrandEntertain at $219,840.

During the year ended August 31, 2012, 3,797,719 shares of common stock were issued to satisfy approximately $250,499 of convertible notes payable and 119,215 shares of common stock were issued to satisfy $8,120 in accrued interest.

During the year ended August 31, 2012, 1,489,375 shares of common stock were issued to satisfy $228,499 of loans payable. These conversions resulted in a modification expense of $172,694.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

In November 2012, 41,995 shares of preferred stock were issued for an accrual to satisfy a debt of $35,824.

In November 2012, 433,637 shares of preferred stock were issued to four officers of the Company in connection with compensation.

As of February 28, 2013 we had authorized 2,000,000 shares of $.001 par value series 1 preferred stock, of which 1,431,520 were outstanding.

As of February 28, 2013 we had authorized 2,000,000 shares of $.001 par value series 2 preferred stock, of which 0 were outstanding.

As of February 28, 2013 we had authorized 1,000,000,000 shares of $.001 par value common stock, of which 9,052,923 were issued and outstanding.

During the six months ended February 28, 2013, 1,552,943 shares of common stock were issued to satisfy $64,645 of loans payable.

During the six months ended February 28, 2013, 2,000,000 Preferred Shares-Series 2 were cancelled as a result of the restructuring of the arrangement with BrandEntertain.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. filed a Certificate of Amendment to its Articles of Incorporation to change its name from “RTG Ventures, Inc.” to “Digital Brand Media & Marketing Group, Inc.” In connection with the name change, the Company’s trading symbol changed from “RTGV” to “DBMM” (the “Symbol Change”). The Amendment was effective as of March 20, 2013. The Name Change and Symbol Change have been reflected in the Company’s ticker symbol as of April 8, 2013.

Also on March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split.

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

Background

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) (the “Company”) is an OTC:QB listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships built up over the year in the music arena as well as build on the early stage development of its CloudChannel product by bringing the technology in-house following product development disappointments of the technology being developed in Ukraine. Within this shift, it was agreed that a new, more appropriate name be given to the services and technology offered by the Company that reflected the change and would allow the building of brand value in its own right. Pulse Station reflected that change.

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

In fiscal year 2013, the Company has taken the positive results of the last year and used that model to expand geographic reach with existing and new partners.

Digital Marketing Services

2012 saw a massive growth in the adoption of Social Media as a communication, marketing and engagement avenue. Through Stylar, Digital Brand Media & Marketing Group’s wholly owned digital marketing agency brand, Digital Clarity, it was clear that the direction, talent and growth of the company is in its human capital and outside relationships.

The clear opportunity is at the foundation of the company, namely the need to expedite and encourage development in the digital marketing services sector. The Company must jumpstart the growth by significant capital infusion in fiscal year 2013 to grow simultaneously in multiple geographies.

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

Key Differentiators

2012 was about establishing strong foundations, streamlining operations and assessing activities on a cost benefit basis. 2013 is about growth and outreach.

As the internet and mobile arena continues to mature, the need to make sense of and manage companies through this often complex market is clearly an area of massive growth. The company is confident that the talent and experience within the digital marketing team is poised for a major springboard in fiscal 2013, but must be expanded significantly in order to support the global reach intended.

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

Creative, Individualized Solutions and Customer Service

Case Studies and testimonials reflect the client-centric approach of Digital Clarity. Being selected over larger more established firms support that we provide the client with skills that are differentiating. The Digital Clarity Brand is being established positively.

Growth opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our client’s product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow. Here we look at some of the growth areas in Digital Clarity’s arsenal.

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

The need for Digital Brand Media & Marketing Group, Inc. to reach Global Markets

It is clear that the economy continues its slow recovery from the global effect of market forces which impact on all areas of commerce and trade. As the markets remain volatile, the opportunities for a company like Digital Brand Media & Marketing Group, Inc. to approach new business with its proven track record increase. The core markets remain US and English speaking European markets. Emerging markets are a target for the remainder of 2013. We already have identified a partner in the Middle East and are actively developing a significant client. In addition, BRIC countries (Brazil, Russia, India and China) would be the next targets from the emerging markets.

The company intends to further extend its services in the Middle Eastern market initially then review the successes using a lean methodology and continuous improvement along the way, and then roll out to the BRIC markets.

US

The US remains at the center of the entertainment, technology and digital industries and as such the emphasis looking forward and building on the recent success in the last quarter of the 2012 calendar year means that Digital Brand Media & Marketing Group, Inc. and its agency Digital Clarity are perfectly positioned to spring board into this market using the successful models established this past year.

Currently, negotiations are taking place to extend relationships with collaborative partners that have clients in the entertainment and media sectors that can leverage Digital Clarity’s experience in the digital and social space.

With the appointment of Steven Baughman as Head of US Operations in June 2012, we are establishing a strong digital marketing presence in the Los Angeles area to cover the music and entertainment market and then plan to do the same later in 2013 in New York. We intended to establish the satellite office during the 2013 fiscal year but didn’t have the bandwidth to do so and develop our client base as well. As California remains a key regional base from which to build and expand relationships, the need to have a New York satellite office is equally important to serve and build relationships the largest advertising market in the US.

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

Financial Overview/Outlook
The second quarter of the 2013 fiscal year continued the Company realignment from the previous year. Cost of sales decreased further while revenues continue to increase.

In addition, by the end of the fiscal year 2012 and continuing through the second quarter of 2013, all debt is in the hands of friendly lenders who have shown their support to the Company.

Going forward, Digital Brand Media & Marketing Group, Inc. intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through partnered relationships. This strategy is the most efficient and effective path to grow RTG quickly into multiple revenue streams. We have proven the model in the last year. Our marketing services' offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships.

The Board of Directors sees the remainder of fiscal 2013 as poised for growth on multiple fronts. With capital infusion, which will allow us to bring in new clients, grow existing successful clients and service them accordingly, coupled with an offer of a deferred tax asset to attract partners with significant revenue and expansion patterns, we will have a model in place which will be sustainable.

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

SIX MONTHS ENDED FEBRUARY 28, 2013

We had $26,455 cash at February 28, 2013. Our working capital deficit amounted to approximately $1.964 million at February 28, 2013.

During the six months ended February 28, 2013, we used cash in our operating activities amounting to approximately $159,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $554,000 adjusted for the following:

•	Fair value of preferred shares issued for bonus of $27,600;
•	Change in fair value of derivative liability of $142,574;
•	Amortization of debt discount of $100,487;
•	Gain on settlement of debt of $33,151;
•	Depreciation of $1,350;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $81,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $68,000, which is a significant decrease as compared to the first quarter in fiscal 2012.
•	A decrease in our accounts receivable of approximately $6,000 resulting from slower collections.

During the six months ended February 28, 2013, we generated cash from financing activities of $109,500, which consist of the proceeds from proceeds from convertible notes payable and loans payable.

SIX MONTHS ENDED FEBRUARY 28, 2012

We had $39,987 cash at February 28, 2012. Our working capital deficit amounted to approximately $1.506 million at February 28, 2012.

During the six months ended February 28, 2012, we used cash in our operating activities amounting to approximately $243,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $698,000 adjusted for the following:

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

During the six months ended February 28, 2012, we generated cash from financing activities of approximately $222,000, which consist of the proceeds from capital contributions and proceeds from convertible notes payable.

RESULTS OF OPERATIONS

Comparison of the Results for the Six Months Ended February 28, 2013 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the six months ended February 28, 2013 and 2012 was approximately $224,000 and $214,000, respectively. For the six months ended February 28, 2013 our primary sources of revenue are the Per-Click Web Design, and Search Engine Optimization Services. These primary sources amounted to greater than 80% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 20% of our revenues.

For the six months ended February 28, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 80% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 20% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the six months ended February 28, 2013 and 2012 was approximately $127,000 and $159,000, respectively. For the six months ended February 28, 2013, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $97,000 for the six months ended February 28, 2013.

For the six months ended February 28, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $55,000 for the six months ended February 28, 2012.

General and administrative costs decreased 4% to approximately $118,000 from approximately $123,000 for the six months ended February 28, 2013 and 2012, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll increased for the six months ended February 28, 2013 by 10% to approximately $130,000 as a result of the Company’s increase in the number of employees due to the expansion of the Company’s operations. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $55,000 for the six months ended February 28, 2013. This increase is primarily attributable to the increased professional services in 2013 associated with the due diligence involved in researching future potential acquisition targets.

Amortization and depreciation for the six months ended February 28, 2013 and 2012 was approximately $102,000 and $139,000 respectively. The decrease is due to the full amortization of debt discount associated with existing notes, the conversion of existing notes as well as a decrease in the number of new convertible notes.

Interest expense for the six months ended February 28, 2013 and 2012 was approximately $36,000 and $33,000 respectively. An increase of approximately $3,000 which is the result of interest associated with the notes payable issued during 2013 and 2012.

Gain (loss) on derivative liability totaled approximately $(143,000) and $(185,000) for the six months ended February 28, 2013 and 2012, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2013 and 2012.

Other interest – modification expense totaled approximately $0 and $56,000 for the six months ended February 28, 2013 and 2012, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Comparison of the Results for the Three Months Ended February 28, 2013 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the three months ended February 28, 2013 and 2012 was approximately $87,000 and $125,000, respectively. For the three months ended February 28, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to greater than 95% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 4% of our revenues.

For the three months ended February 28, 2012 our primary sources of revenue are the Per-Click Advertising, and Search Engine Optimization Services. These primary sources amounted to greater than 85% of our revenues. Our secondary sources of revenue are our Social Media and Web Design. These secondary sources amounted to approximately 15% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the three months ended February 28, 2013 and 2012 was approximately $57,000 and $63,000, respectively. For the three months ended February 28, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $30,000 for the three months ended February 28, 2013.

General and administrative costs decreased 16% to approximately $54,000 from approximately $64,000 for the three months ended February 28, 2013 and 2012, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll increased for the three months ended February 28, 2013 by 25% to approximately $51,000 as a result of the Company’s increase in the number of employees due to the expansion of the Company’s operations. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) increased by approximately $29,000 for the three months ended February 28, 2013. This increase is primarily attributable to the increased professional services in 2013 associated with the due diligence involved in researching future potential acquisition targets.

Amortization and depreciation for the three months ended February 28, 2013 and 2012 was approximately $44,000 and $56,000 respectively. The decrease is due to the full amortization of debt discount associated with existing notes, the conversion of existing notes as well as a decrease in the number of new convertible notes.

Interest expense for the three months ended February 28, 2013 and 2012 was approximately $18,300 and $18,000 respectively. An increase of approximately $300 which is the result of interest associated with the notes payable issued during 2013 and 2012.

Gain (loss) on derivative liability totaled approximately $(140,000) and $(114,000) for the three months ended February 28, 2013 and 2012, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2013 and 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of February 28, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

26

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RTG VENTURES, INC.

Date: April 22, 2013	By: /s/ Linda Perry
Linda Perry Executive Director