Form 10-Q
period 2013-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2013-07-16
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

Digital Brand Media & Marketing Group, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

747 Third Avenue

New York, NY 10017

(Address of principal executive offices)

(646) 722-2706

(Issuer's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  35,842,074 shares of Common Stock, par value $.001 per share, as of July 10, 2013.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

(Unaudited)

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2013	2012
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$ 30,190	$ 78,131
Accounts receivable	65,242	61,444
Total current assets	95,432	139,575

Property and equipment - net	2,607	4,287

TOTAL ASSETS	$ 98,039	$ 143,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 344,353	$ 294,138
Accrued salaries	803,469	716,475
Loans payable	544,000	269,500
Derivative liability	126,213	112,828
Convertible debentures, net	242,218	250,642

TOTAL CURRENT LIABILITIES	2,060,253	1,643,583

STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 935,402 and 955,888 shares issued and outstanding	935	955
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; -0- and 2,000,000 shares issued and outstanding	-	2,000
Common stock, par value .001; authorized 1,000,000,000
shares; 35,842,074 and 7,500,000 shares issued and outstanding	35,842	7,500
Additional paid in capital	8,632,261	8,698,712
Other comprehensive loss	(5,326)	(3,441)
Accumulated deficit	(10,625,926)	(10,205,447)

TOTAL STOCKHOLDERS' DEFICIT	(1,962,214)	(1,499,721)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 98,039	$ 143,862

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended May 31,		Nine Months ended May 31,
	2013	2012	2013	2012

SALES	$ 105,893	$ 118,098	$ 329,772	$ 332,220

COST OF SALES	53,062	62,798	180,076	221,866

GROSS PROFIT	52,831	55,300	149,696	110,354

COSTS AND EXPENSES
General and administrative	35,593	69,649	153,076	192,505
Payroll	51,000	73,208	180,600	191,104
Legal and professional fees	(156,054)	54,341	(195)	155,000
Amortization and depreciation	71,216	66,850	173,065	205,961

TOTAL OPERATING EXPENSES	1,755	264,048	506,546	744,570

OPERATING LOSS	51,076	(208,748)	(356,850)	(634,216)

OTHER INCOME (EXPENSE)
Interest expense	(92,190)	(16,474)	(128,395)	(49,029)
Gain (loss) on foreign currency translation	-	-	-	637
Gain (loss) on derivative liability	174,189	(27,986)	31,615	(213,323)
Gain on settlement of debt	-	-	33,151	-
Other Interest - Modification Expense	-	(106,196)	-	(162,196)
TOTAL OTHER INCOME (EXPENSE)	81,999	(150,656)	(63,629)	(423,911)

NET INCOME (LOSS)	$ 133,075	$ (359,404)	$ (420,479)	$ (1,058,127)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(662)	(342)	(1,885)	(1,828)
COMPREHENSIVE INCOME (LOSS)	$ 132,413	$ (359,746)	$ (422,364)	$ (1,059,955)

NET LOSS PER SHARE
Basic and diluted	$ 0.02	$ (0.06)	$ (0.05)	$ (0.28)
WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	7,855,800	6,251,492	7,855,800	3,777,604

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Unaudited)

	Series 1		Series 2				Additional Paid in Capital	Accumulated Deficit Total	Other Comprehensive Income(Loss)	Total Stockholders' Deficit
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2011	263,772	$ 264	-	-	1,976,903	$ 1,977	$ 7,275,786	$ (8,935,014)	$ (2,048)	$ (1,659,035)

Shares issued for services					65,000	65	58,435			58,500
Common stock issued in connection with convertible debt					3,797,719	3,798	246,701			250,499
Common stock issued for accrued interest					119,234	119	8,001			8,120
Interest related to modification of conversion price of debt							172,696			172,696
Common stock issued in connection with loan payable					1,489,375	1,489	227,010			228,499
Common stock issued in connection with conversion of preferred shares	(97,596)	(98)			51,769	52	46			-
Capital Contribution							95,000			95,000
Preferred shares issued for conversion of accrued salary	268,367	268					228,661			228,929
Preferred shares issued to officers	521,345	521					32,018			32,539
Beneficial conversion feature in connection with convertible debt							136,560			136,560
Preferred shares issued for compensation			2,000,000	2,000			217,798			219,798
Other Comprehensive Loss

Net loss							-	(1,270,433)		(1,270,433)
Other Comprehensive Loss									(1,393)	(1,393)
Subtotal										(1,271,826)

Balance, August 31, 2012	955,888	955	2,000,000	2,000	7,500,000	7,500	8,698,712	(10,205,447)	(3,441)	(1,499,721)

Common stock issued in connection with convertible debt					2,027,975	2,028	67,368			69,396
Preferred shares issued for conversion of accounts payable	41,995	42					2,631			2,673
Preferred shares issued to officers	433,637	434					27,166			27,600
Cancellation of preferred shares issued for compensation			(2,000,000)	(2,000)			(217,798)			(219,798)
Common stock issued in connection with conversion of preferred shares	(496,118)	(496)			26,314,099	26,314	(25,818)			-
Beneficial conversion feature in connection with convertible debt							80,000			80,000

Net loss							-	(420,479)		(420,479)
Other Comprehensive Loss									(1,885)	(1,885)
Subtotal										(422,364)

Balance, May 31, 2013	935,402	$ 935	-	$ -	35,842,074	$ 35,842	$ 8,632,261	$ (10,625,926)	$ (5,325)	$ (1,962,214)

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended February 28,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (420,479)	$ (1,058,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued for services	-	58,500
Fair value of preferred shares issued for bonus	27,600	32,539
Fair value of common stock issued for interest	-	8,120
Depreciation	2,098	1,496
Amortization of debt discount	170,967	204,356
Change in fair value of derivative liability	(31,615)	213,323
Additional compensation for debt restructuring	70,430	-
Reversal of preferred shares cancelled	(219,798)	-
Gain on settlement of debt	(33,151)	-
Bad debt expense	-	(24,816)
Interest related to modification of conversion price of debt	-	162,196
Changes in operating assets and liabilities:
Accounts receivable	(3,796)	7,055
Accrued salaries	86,994	54,311
Accounts payable and accrued expenses	90,690	(12,965)
NET CASH USED IN OPERATING ACTIVITIES	(260,060)	(354,012)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(417)	(2,174)
NET CASH USED IN INVESTING ACTIVITIES	(417)	(2,174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	125,000	128,454
Proceeds from loans payable	104,500	43,000
Payments made for loans payable	(15,000)	-
Payments made for convertible notes payable	-	(13,625)
Capital contribution	-	167,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	214,500	324,829

NET DECREASE IN CASH	(45,977)	(31,357)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(1,964)	(1,828)

CASH - BEGINNING OF PERIOD	78,131	62,111

CASH - END OF PERIOD	$ 30,190	$ 28,926
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,000	$ 6,510

Non-cash investing and financing activities:
Debt contributed to capital	$ -	$ 30,500
Conversion of convertible notes payable into common stock	$ 69,396	$ 224,036
Restructuring of convertible debt	$ 110,000	$ -
Assignment of officer salary to loan holder	$ -	$ 150,000
Assignment of loan payable to loan holder	$ -	$ 100,000
Conversion of loans payable into common stock	$ -	$ 202,000
Conversion of accrued salaries into preferred stock	$ 2,673	$ 228,929
Debt discount associated with convertible debt	$ 80,000	$ 63,764

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

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders were able to convert the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provides a share price of $0.016083. The methodology provides for a valuation of 4X net profit. All preferred stock was held by Digital Brand Media & Marketing Group's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

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

During the last quarter of fiscal 2012, the Company entered into an agreement with BrandEntertain. Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) and Brand Entertain have agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition.  Upon analysis, one year following the initial transaction, the agreement was rescinded.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $10,626,000 and a negative working capital at May 31, 2013 of approximately $1,965,000. The Company has incurred a net loss of approximately $420,000 for the nine months ended May 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2013 and August 31, 2012, the Company recognized $0 and $0 as allowance for doubtful accounts, respectively.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of May 31, 2013 and 2012.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine months ended May 31, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2013, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at May 31, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Cash is considered to be highly liquid and easily tradable as of May 31, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-Q for the quarter ended May 31, 2013 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		May 31,	August 31,
	Estimated life	2013	2012
Computer and office equipment	3 to 5 years	$8,796	$ 8,379
Less: Accumulated depreciation		(6,189)	(4,092)
		$2,607	$ 4,287

Depreciation expense amounted to $2,098 and $1,496 for the quarters ended May 31, 2013 and 2012 respectively.

NOTE 4 - LOANS PAYABLE

	May 31,	August 31,
	2013	2012
Loans payable	$554,000	$269,500

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

During the nine months ended May 31, 2013 a shareholder loaned the Company $104,500. The debt is due on demand and bears no interest. On April 30, 2013, the Company repaid $10,000 of principal and $2,000 of interest relating to the outstanding loans.

During the nine months ended May 31, 2013, the Company and an issuer of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000. The Company recorded the additional $70,430 as interest expense. On May 16, 2013, the Company repaid $5,000 relating to this loan.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At May 31, 2013 and August 31, 2012 convertible debentures consisted of the following:

	May 31, 2013	August 31, 2012
	(Unaudited)
Convertible notes payable	$333,957	$388,351
Unamortized debt discount	(91,739)	(137,709)
Total	$242,218	$250,642

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

During the nine months ended May 31, 2013, the Company and an issuer of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000.

During the nine months ended May 31, 2013, the Company entered into convertible loans with third party non-affiliates in which $125,000 was received in cash. These loans bear interest ranging from 5% - 12% and mature in one year or less. They are convertible in one year or less at a discount based on average share prices ranging between 10 and 30 days. As a result, the Company recorded $125,000 in debt discount related to the beneficial conversion feature in connection with these debentures, $45,000 of which was initially recorded as a derivative liability due to the variable convertible terms and $80,000 was recorded in additional paid in capital. During the nine months ended May 31, 2013, the Company has recorded amortization expense amounting to $170,967 for the nine months ended May 31, 2013 with $91,739 net discount balance remaining.  As of May 31, 2013, the balance of the Company’s convertible debt amounts to $242,218, net of discount.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at May 31, 2013 and August 31, 2012 amounted to $126,213 and $112,828, respectively. In addition, for the nine months ended May 31, 2013 and 2012, the Company has recorded a gain (loss) related to the change in fair value of the derivative liability amounting to $31,615 and $(213,323), respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

NOTE 7 – ACCRUED PAYROLL

As of May 31, 2013 and August 31, 2012 the Company owes $803,469 and $716,475 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

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

In April 2013, 496,118 shares of series 1 preferred stock were converted into 26,314,099 shares of restricted common stock by an officer of the Company.

As of May 31, 2013 there are 2,000,000 shares authorized of $.001 par value series 1 preferred stock, of which 935,402 were outstanding.

As of May 31, 2013 there are 2,000,000 shares authorized of $.001 par value series 2 preferred stock, of which 0 were outstanding.

As of May 31, 2013 there are 1,000,000,000 shares authorized of $.001 par value common stock, of which 35,842,074 were issued and outstanding.

During the nine months ended May 31, 2013, 2,027,995 shares of restricted common stock were issued to satisfy $69,396 of loans payable.

During the nine months ended May 31, 2013, 2,000,000 Preferred Shares-Series 2 were cancelled as a result of the termination of the arrangement with BrandEntertain. As a result the consideration associated with the transaction totaling $219,798 was reversed and reflected in the statement of operations as a reduction to consulting expense.

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

NOTE 10 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April, 2010 a term sheet was agreed with a Company officer for annual remuneration of £100,000 ($160,000) for the Chairman and Director of the Company, Mr. Neil Gray. Mr. Gray may receive a bonus totaling 50-75% of his base salary after certain Company performance objectives are achieved following the first year of operation. In 2010, Mr. Gray as a sign on bonus received 3.0 million restricted shares.  The term sheet is ongoing and renewable on an annual basis with accruals ceasing as of August 31, 2011.  The issuance of preferred stock may, if mutually agreed continue annually in each fiscal year.  Mr. Grey's term sheet was renewed on September 1, 2012.

In September 2010 a term sheet was agreed with a company officer for annual remuneration of $150,000 with Ms. Linda Perry for her role as a consultant and as Executive Director for US interface/oversight regarding external regulatory reporting requirements. In addition, she is lead executive for capital funding requirements and business development.  The term sheet is ongoing and renewable on an annual basis.  Ms. Perry's term sheet was renewed on September 1, 2012.

In April, 2011 a term sheet was agreed with a Company officer, Mr. Reggie James, where remuneration was split between his duties as Co-Chief Operating Officer, Senior Vice President and Executive Director of Digital Brand Media and Marketing Group, Inc. and Managing Director of Digital Clarity.  The term sheet is ongoing and renewable on an annual basis.  Mr. James's term sheet was renewed on September 1, 2012.

In June 2012, a term sheet was agreed with the Steven Baughman, Co-Chief Operating Officer and Head, US Operations with a sign on bonus of 50,000 preferred shares, further compensation is performance reflecting multiple projects and business development activities.

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

Music & Entertainment Solutions

Digital Brand Media & Marketing Group, Inc. is taking its strengths including its relationships to build its business focus on music and entertainment. The Company, under very competitive global market conditions and growing development needs, continued to identify partnership opportunities using its platform, Pulse Station, and conducted a robust review of performance with excellent results.

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

•

Website design and development based on results driven design and planning Brand consultancy.

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

Financial Overview/Outlook
The third quarter of the 2013 fiscal year continued the Company realignment from the previous year. Cost of sales decreased further while revenues continue to increase.

In addition, by the end of the fiscal year 2012 and continuing through the third quarter of 2013, all debt is in the hands of friendly lenders who have shown their support to the Company.

Going forward, Digital Brand Media & Marketing Group, Inc. intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through partnered relationships. This strategy is the most efficient and effective path to grow Digital Brand Media & Marketing Group, Inc. quickly into multiple revenue streams. We have proven the model in the last year. Our marketing services' offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships.

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

NINE MONTHS ENDED MAY 31, 2013

We had $30,190 cash at May 31, 2013. Our working capital deficit amounted to approximately $1.965 million at May 31, 2013.

During the nine months ended May 31, 2013, we used cash in our operating activities amounting to approximately $260,060. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $420,479 adjusted for the following:

•	Fair value of preferred shares issued for bonus of $27,600;
•	Change in fair value of derivative liability of $(31,615);
•	Amortization of debt discount of $170,967;
•	Additional compensation for debt restructuring of $70,430;
•	Reversal of preferred shares cancelled of $(219,798);
•	Gain on settlement of debt of $33,151;
•	Depreciation of $2,098;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $91,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $87,000, which is a significant decrease as compared to the third quarter in fiscal 2012.
•	A decrease in our accounts receivable of approximately $4,000 resulting from slower collections.

During the nine months ended May 31, 2013, we generated cash from financing activities of $229,500, which consist of the proceeds from convertible notes payable and loans payable. In addition we made payments for loans payable of $15,000.

NINE MONTHS ENDED MAY 31, 2012

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

RESULTS OF OPERATIONS

Comparison of the Results for the Nine Months Ended May 31, 2013 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the nine months ended May 31, 2013 and 2012 was approximately $330,000 and $332,000, respectively. For the nine months ended May 31, 2013 our primary sources of revenue are the Per-Click Web Design, and Search Engine Optimization Services. These primary sources amounted to greater than 85% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 15% of our revenues.

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

Cost of sales for the nine months ended May 31, 2013 and 2012 was approximately $180,000 and $222,000, respectively. For the nine months ended May 31, 2013, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $150,000 for the nine months ended May 31, 2013.

                 For the nine months ended May 31, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $110,000 for the nine months ended May 31, 2012.

General and administrative costs decreased 20% to approximately $153,000 from approximately $193,000 for the nine months ended May 31, 2013 and 2012, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the nine months ended May 31, 2013 by 5% to approximately $11,000 as a result of the Company’s decrease in the number of employees. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

               Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $155,000 for the nine months ended May 31, 2013. This decrease is primarily attributable to the termination of the arrangement with BrandEntertain and cancellation of 2,000,000 series 2 preferred shares. As a result of this cancellation, the Company reversed the consideration reserved totaling $219,798 relating to this transaction which is reflected in the statement of operations as a reduction to consulting expense.

Amortization and depreciation for the nine months ended May 31, 2013 and 2012 was approximately $173,000 and $206,000 respectively. The decrease is due to the full amortization of debt discount associated with existing notes, the conversion of existing notes as well as a decrease in the number of new convertible notes.

Interest expense for the nine months ended May 31, 2013 and 2012 was approximately $128,000 and $49,000 respectively. The increase of approximately $79,000 is primarily related to interest of $70,430 recorded in relation to two convertible debentures restructured to a non-convertible loan.

Gain (loss) on derivative liability totaled approximately $32,000 and $(213,000) for the nine months ended May 31, 2013 and 2012, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2013 and 2012 as well as the reversal of derivative liabilities relating to the restructuring of convertible notes to a loan payable (non-convertible).

Other interest – modification expense totaled approximately $0 and $162,000 for the nine months ended May 31, 2013 and 2012, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in 2012.

Comparison of the Results for the Three Months Ended May 31, 2013 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media & Digital analytics.

Revenue for the three months ended May 31, 2013 and 2012 was approximately $106,000 and $118,000, respectively. For the three months ended May 31, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to greater than 90% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 10% of our revenues.

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

Cost of sales for the three months ended May 31, 2013 and 2012 was approximately $53,000 and $63,000, respectively. For the three months ended May 31, 2013, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $53,000 for the three months ended May 31, 2013.

General and administrative costs decreased 49% to approximately $36,000 from approximately $70,000 for the three months ended May 31, 2013 and 2012, respectively. This is primarily attributable to the streamlining of overhead resulting in a decrease in expenditures.

Payroll decreased for the three months ended May 31, 2013 by 30% to approximately $51,000 as a result of the Company’s decrease in the number of employees. The Company has also adjusted its salary related to the elimination of an accrual of an officer of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $210,000 for the three months ended May 31, 2013. This decrease is primarily attributable to the termination of the arrangement with BrandEntertain and cancellation of 2,000,000 series 2 preferred shares. As a result of this cancellation, the Company reversed the consideration totaling $219,798 relating to this transaction which is reflected in the statement of operations as a reduction to consulting expense.

Amortization and depreciation for the three months ended May 31, 2013 and 2012 was approximately $71,000 and $67,000 respectively. The increase is due to an additional $125,000 debt discount recorded in 2013.

Interest expense for the three months ended May 31, 2013 and 2012 was approximately $92,000 and $16,000 respectively. An increase of approximately $76,000 is primarily related to interest of $70,430 recorded in relation to two convertible debentures restructured to a non-convertible loan.

Gain (loss) on derivative liability totaled approximately $174,000 and $(28,000) for the three months ended May 31, 2013 and 2012, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables issued in 2013 and 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of May 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Executive Director - Rule 13a-14(a) Certification
32.1	Executive Director - Sarbanes-Oxley Act Section 906 Certification
10.10	Mutual Rescission and Release
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

24

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: July 15, 2013	By: /s/ Linda Perry
Linda Perry Executive Director