Form 10-Q
period 2013-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2014-02-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

Indicate by check mark whether the registrant has filed all the documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  567,726,798 shares of Common Stock, par value $.001 per share, as of January 15, 2014.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X].

EXPLANATORY NOTE:

This Quarterly report for the period ending November 30, 2013 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 30,	August 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash	$ 21,623	$ -
Accounts receivable, net	57,748	35,520
Prepaid expenses and other current assets	1,458	6,357
Total current assets	80,829	41,877

Property and equipment - net	1,582	1,915

TOTAL ASSETS	$ 82,411	$ 43,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 449,836	$ 372,737
Bank overdraft	-	5,135
Accrued salaries	907,099	860,094
Loans payable	439,800	512,000
Derivative liability	302,756	151,329
Convertible debentures, net	224,782	321,588

TOTAL CURRENT LIABILITIES	2,324,273	2,222,883

STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 770,185 and 893,407 shares issued and outstanding	770	893
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 1,000,000,000
shares; 163,598,389 and 38,069,488 shares issued
and outstanding	163,598	38,069
Additional paid in capital	9,014,097	8,660,202
Other comprehensive loss	(5,473)	(4,452)
Accumulated deficit	(11,414,854)	(10,873,803)

TOTAL STOCKHOLDERS' DEFICIT	(2,241,862)	(2,179,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 82,411	$ 43,792

See Notes to Unaudited Consolidated Financial Statements
3

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended November 30,
	2013	2012

SALES	$ 102,676	$ 137,487

COST OF SALES	50,709	70,275

GROSS PROFIT	51,967	67,212

COSTS AND EXPENSES
General and administrative	46,509	64,095
Payroll	195,985	78,600
Legal and professional fees	92,170	95,736
Amortization and depreciation	166,316	57,823

TOTAL OPERATING EXPENSES	500,980	296,254

OPERATING LOSS	(449,013)	(229,042)

OTHER INCOME (EXPENSE)
Interest expense	(64,166)	(17,947)
Gain on foreign currency translation	-	-
Gain (Loss) on derivative liability	(26,427)	(2,883)
Gain on settlement of debt	-	33,151
Other Interest - Modification Expense	(1,445)	-
TOTAL OTHER INCOME (EXPENSE)	(92,038)	12,321

NET LOSS	$ (541,051)	$ (216,721)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,021)	429
COMPREHENSIVE LOSS	$ (542,072)	$ (216,292)

NET LOSS PER SHARE
Basic and diluted	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	92,757,596	7,500,000

See Notes to Unaudited Consolidated Financial Statements
4

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (541,051)	$ (216,721)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Depreciation	827	759
Amortization of debt discount	166,070	57,115
Change in fair value of derivative liability	26,427	2,883
Gain on settlement of debt	-	(33,151)
Interest related to modification of conversion price of debt	1,445	-
Changes in operating assets and liabilities:
Accounts receivable	(22,230)	328
Prepaid expenses and other current assets	4,899	-
Accrued salaries	47,005	35,813
Accounts payable and accrued expenses	77,181	60,778

NET CASH USED IN OPERATING ACTIVITIES	(94,442)	(64,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	-

NET CASH USED IN INVESTING ACTIVITIES	(493)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(5,135)	-
Proceeds from convertible notes payable	-	5,000
Proceeds from loans payable	120,300	44,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,165	49,500

NET DECREASE IN CASH	20,230	(15,096)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	1,393	509

CASH - BEGINNING OF PERIOD	-	78,131

CASH - END OF PERIOD	$ 21,623	$ 63,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 67,021	$ -
Conversion of interest expense and fees into convertible notes payable	$ 12,496	$ -
Debt discount associated with derivative liability	$ 125,000	$ -
Debt discount associated with convertible debt	$ 152,500	$ -
Conversion of accrual to preferred stock	$ -	$ 35,824

See Notes to Unaudited Consolidated Financial Statements
5

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Deficit
Balance, August 31, 2012	955,888	$ 955	2,000,000	$ 2,000	7,500,000	$ 7,500	$ 8,698,712	$ (10,205,447)	$ (3,441)	$ (1,499,721)

Common stock issued in connection with convertible debt					2,027,975	2,028	64,994			67,022
Shares issued for conversion of accounts payable	41,995	42					2,631			2,673
Shares issued to officers as bonus	433,637	434					27,166			27,600
Cancellation of preferred shares issued for compensation			(2,000,000)	(2,000)			(217,798)			(219,798)
Common stock issued in connection with conversion of preferred shares	(538,113)	(538)			28,541,514	28,541	(28,003)			-
Beneficial conversion feature in connection with convertible debt							112,500			112,500

Net loss							-	(668,356)		(668,356)
Other Comprehensive Loss									(1,011)	(1,011)
Subtotal										(669,367)

Balance, August 31, 2013	893,407	893	-	-	38,069,489	38,069	8,660,202	(10,873,803)	(4,452)	(2,179,091)

Common stock issued in connection with convertible debt					93,178,812	93,179	74,696			167,875
Common stock issued in connection with accrued interest and fees					3,948,681	3,949	8,547			12,496
Shares issued to officers as bonus	385,000	385					144,600			144,985
Modification of number of shares issued in connection with convertible debt					1,445,312	1,445				1,445
Common stock issued in connection with conversion of preferred shares	(508,222)	(508)			26,956,095	26,956	(26,448)			-
Beneficial conversion feature in connection with convertible debt							152,500			152,500

Net loss							-	(541,051)		(541,051)
Other Comprehensive Loss									(1,021)	(1,021)
Subtotal										(542,072)

Balance, November 30, 2013	770,185	$ 770	-	$ -	163,598,389	$ 163,598	$ 9,014,097	$ (11,414,854)	$ (5,473)	$ (2,241,862)

See Notes to Unaudited Consolidated Financial Statements
6

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

Also on March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11,415,000 and a negative working capital at November 30, 2013 of approximately $2,242,000. The Company has incurred a net loss of approximately $541,000 for the three months ended November 30, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2013 and August 31, 2013, the Company recognized $7,207 as allowance for doubtful accounts, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of November 30, 2013 and 2012.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the quarter ended November 30, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2013, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at November 30, 2013 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of November 30, 2013 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the quarter ended November 30, 2013 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		November 30,	August 31,
	Estimated life	2013	2013
		(Unaudited)	(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(7,901)	(7,074)
		$1,582	$ 1,915

Depreciation expense amounted to $827 and $2,247 for the periods ended November 30, 2013 and August 31, 2013, respectively.

NOTE 4 - LOANS PAYABLE

	November 30,	August 31,
	2013	2013
	(Unaudited)	(Unaudited)
Loans payable	$439,800	$512,000

During the year ended August 31, 2013 a non-affiliated third-party shareholder loaned the Company $134,500. The debt is due on demand and bears no interest. On January 8, 2013, the shareholder assigned $44,000 of debt to a third party and the debt was restructured to a convertible note. On April 30, 2013, the Company repaid $10,000 of principal and $2,000 of interest relating to the outstanding loans and on August 30, 2013, the Company repaid $20,000 of principal and $3,000 of interest relating to the outstanding loans.

During the year ended August 31, 2013, the Company and an issuer of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000.

The Company recorded the additional $70,430 as interest expense. As of August 31, 2013, the Company repaid $25,000 relating to this loan.

During the quarter ended November 30, 2013 a non-affiliated third-party shareholder loaned the Company $120,300. The debt is due on demand and bears no interest. On September 4, 2013, the Company amended three loans payable totaling $102,500. The loans were restructured to convertible notes. The convertible notes bear interest at 12% per annum and are convertible at a 50% discount. On October 1, 2013, the Company amended two loans payable totaling $25,000. The loans were restructured to convertible notes. The convertible notes bear interest at 12% per annum and are convertible at a 50% discount. On November 10, 2013, the Company amended a loan payable totaling $60,000. The loan was restructured to a convertible note. The convertible note bears interest at 8% per annum and is convertible at a 50% discount. On November 30, 2013, the Company amended a loan payable totaling $15,000. The loan was restructured to a convertible note. The convertible note bears interest at 6% per annum and is convertible at a 50% discount.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At November 30, 2013 and August 31, 2013 convertible debentures consisted of the following:

	November 30, 2013	August 31, 2013
	(Unaudited)	(Unaudited)
Convertible notes payable	$427,455	$412,831
Unamortized debt discount	(202,673)	(91,243)
Total	$224,782	$321,588

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

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $180,929 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of August 31, 2012 these notes have been converted into 2,663,719 shares of common stock which were sold into the public market under Rule 144 completed April 2012. The Company has recorded amortization expense amounting to $100,533 for the year ended August 31, 2012.

During the year ended August 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $248,156 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $300,758 in debt discount related to the beneficial conversion feature, $164,198 of which was initially recorded as a derivative liability due to the variable convertible terms and $136,560 was recorded in additional paid in capital.. In connection with these debentures, the Company has recorded amortization expense amounting to $263,585 for the years ended August 31, 2012 with $137,709 net discount balance remaining.  As of August 31, 2012, $250,500 of debt was converted into 3,797,719 shares of common stock and $29,625 has been paid in cash. As of August 31, 2012, the balance of the Company’s convertible debt amounts to $250,642, net of discount.

During the year ended August 31, 2013, the Company and an issuer of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000.

During the year ended August 31, 2013, the Company entered into convertible loans with third party non-affiliates in which $157,500 was received in cash. In addition, on January 8, 2013, a $44,000 loan payable was assigned to a third party and the debt was restructured as a convertible debt. These loans bear interest ranging from 5% - 12% and mature in one year or less. They are convertible in one year or less at a discount based on average share prices ranging between 10 and 30 days. As a result, the Company recorded $201,500 in debt discount related to the beneficial conversion feature in connection with these debentures, $89,000 of which was initially recorded as a derivative liability due to the variable convertible terms and $112,500 was recorded in additional paid in capital. During the year ended August 31, 2013, the Company has recorded amortization expense amounting to $247,965 with $91,241 net discount balance remaining.  As of August 31, 2013, $67,020 of debt was converted into 2,027,975 shares of common stock. As of August 31, 2013, the balance of the Company’s convertible debt amounts to $321,588, net of discount.

During the quarter ended November 30, 2013, the Company amended and restructured several loans payable totaling $202,500 into convertible loans (see note 4). In addition, $127,500 convertible notes were assigned to third parties. These notes bear interest ranging from 6% - 12% and mature in one year or less. They are convertible in one year or less at a discount based on average share prices ranging between 10 and 30 days. As a result, the Company recorded $277,508 in debt discount related to the beneficial conversion feature in connection with these debentures, $125,008 of which was initially recorded as a derivative liability due to the variable convertible terms and $152,500 was recorded in additional paid in capital. During the quarter ended November 30, 2013, the Company has recorded amortization expense amounting to $166,070 with $84,490 net discount balance remaining.  As of November 30, 2013, $167,875 of debt was converted into 93,178,112 shares of common stock. As of November 30, 2013, the balance of the Company’s convertible debt amounts to $224,782, net of discount.

As of November 30, 2013, the Company has convertible loans which matured totaling $143,798. To date the noteholders have not requested repayment or provided conversion notices relating to the matured notes. In addition the Company has convertible loans totaling $75,000 which are in default due to the delay in filing audited August 31, 2013 financial statements. The default is cured when the 10-KA is filed.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at November 30, 2013 and August 31, 2013 amounted to $302,756 and $151,329, respectively. In addition, for the periods ended November 30, 2013 and August 31, 2013, the Company has recorded a gain (loss) related to the change in fair value of the derivative liability amounting to $26,427 and $50,499, respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial and the Black Scholes method, respectively.

NOTE 7 – ACCRUED COMPENSATIONAND RELATED TAXES

As of November 30, 2013 and August 31, 2013 the Company owes $907,101 and $860,094 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

	November 30, 2013	August 31, 2013
	(Unaudited)	(Unaudited)
Accrued Compensation	$659,781	$643,916
Related taxes	247,320	216,178
Total	$907,101	$860,094

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

In September, 2011, 65,000 shares of common stock were valued at $58,500 to consultants under the terms of the agreements for services.

In January 2012, 268,367 shares of Preferred Stock-Series 1 Designation were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of Preferred Stock-Series 1 Designation were issued to three officers of the Company. These shares are valued at $27,500.

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

In June 2012, the Company entered into a cooperative venture agreement with BrandEntertain. Under the terms of the agreement, 2,000,000 Preferred Shares-Series 2 were reserved for the officers of BrandEntertain at $219,797.

In November 2012, 41,995 shares of Preferred Stock-Series 1 Designation were issued for an accrual to satisfy a debt. These shares are valued at $2,673.

In November 2012, 433,637 shares of Preferred Stock-Series 1 Designation were issued to four officers of the Company. These shares are valued at $27,600.

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

On May 31, 2013, 2,000,000 Preferred Shares-Series 2 were cancelled as a result of the termination of the arrangement with BrandEntertain. As a result the consideration associated with the transaction totaling $219,797 was reversed and reflected in the statement of operations as a reduction to expense.

In August 2013, 41,995 shares of Preferred Stock-Series 1 Designation were converted into 2,227,415 shares of restricted common stock by a consultant.

During the year ended August 31, 2013, 2,027,995 shares of restricted common stock were issued to satisfy $67,022 of convertible debt.

In September 2013, 508,222 shares of Preferred Stock-Series 1 Designation were converted into 26,956,095 shares of restricted common stock by officers of the Company.

In October 2013, 385,000 shares of Preferred Stock-Series 1 Designation were issued to three officers of the Company. These shares are valued at $144,985.

During the quarter ended November 30, 2013, 93,178,812 shares of restricted common stock were issued to satisfy $167,875 of convertible debt. An additional 1,445,312 shares valued at $1,445 were issued in connection with the modification of the conversion of one of its notes. In addition the Company issued 3,946,681 shares of restricted common stock to satisfy $12,496 in accrued interest and fees related to the conversion of notes payable.

As of November 30, 2013 there are 2,000,000 shares authorized of $.001 par value Preferred Stock-Series 1 Designation, of which 770,185 were outstanding.

As of November 30, 2013 there are 2,000,000 shares authorized of $.001 par value Preferred Stock-Series 2, of which 0 were outstanding.

As of November 30, 2013 there are 1,000,000,000 shares authorized of $.001 par value common stock, of which 163,596,389 were issued and outstanding.

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

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

NOTE 10 - FOREIGN OPERATIONS

As of November 30, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2013 and revenues for the quarter ended November 30, 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$137,487	$137,487
Total revenues	$-	$137,487	$137,487
Identifiable assets at August 31, 2013	$284	$82,127	$82,411

As of August 31, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$408,505	$408,505
Total revenues	$-	$408,505	$408,505
Identifiable assets at August 31, 2013	$-	$43,792	$43,792

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company does not have any commitments and contingencies for the periods ended November 30, 2013 and August 31, 2013.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were available.

Between September 1, 2013 and January 15, 2014, the Company received $181,800 in relation to the sale of aged debt. In addition the Company issued 529,667,309 shares of common stock relating to the conversions of convertible notes payable and preferred shares.

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

 Digital Marketing Services

2013 continues to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is on of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition.

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

Key Differentiators

2013 was about establishing strong foundations by restructuring financially, continuing to streamline operations and assessing activities on a cost benefit basis while developing new partnerships and relationships. This focus has allowed the Company to enhance brand value for its clients. 2014 will continue to be about growth and outreach.

STRENGTHS: BRAND ENHANCEMENT

01
SEARCH
PAID SEARCH (PPC) | OPTIMISATION (SEO)
CONVERSION RATE OPTIMISATION
LANDING PAGE OPTIMISATION
Acquisition
02
SOCIAL
TWITTER | FACEBOOK ADVERTISING
LINKEDIN | PINTEREST | BLOGGING
REUTATION MANAGEMENT | CONTENT
Engagement
03
DESIGN
WEB MOBILE & TABLET DESIGN
RESPONSIVE | E-COMMERCE| UI & UX
BRAND & CREATIVE STRATEGY
Usability
04
ANALYTICS
GOOGLE ANALYTICS | SOCIAL AALYTICS
INTEGRATION | TESTING | MANAGEMENT
TRAINING | STRATEGY |
IMPLEMENTATION
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

COMPANY KEY ASSETS

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

Growth Opportunities in Design

▪

644,275,754– number of active web pages 1st QTR 2012 - NetCraft

▪

6 million domains added quarterly - Verisign

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

▪

Fast Growing: -Current Population - 13+ Million - 49% population growth 1990-2000; 29% growth 2000-2008.

▪

Educated & Affluent: -44% holding BA degree - vs. 28% of Non-Hispanic Whites -Median HH income almost $10K greater than Non-Hispanic Whites

▪

Geographically Concentrated: -More than 50% reside in 3 states alone: CA, NY, TX.

▪

Money to Spend:

▪

$509 billion in annual purchasing power.

▪

Entrepreneurial and Driven -Own and operate 1.1 million business nationally, generating $343 billion in annual revenue.

▪

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

•

Worldwide luxury goods continues double-digit annual growth; global market now tops €200 billion

•

Dubai commands around 30 per cent of Middle East luxury market and around 60 per cent of the UAE’s luxury market

•

The Dubai Mall accounts for around 50 per cent of Dubai’s luxury purchases

•

Each year, more “HENRYs” (High Earnings, Not Rich Yet) become potential customers, with ten times as many HENRYs as ultra-affluent individuals

•

The rise of the middle class in emerging countries is polarizing the competitive arena, becoming a “new baby-boom sized generation” for luxury brands to target.

Financial Overview/Outlook

DBMM began the 2013 fiscal year with significant challenges while continuing to streamline the Company which resulted in a reduction of 39% in operating expenses coupled with a decrease in other expenses of 56%. While the Company is still operating at a loss, the loss was 46% less than 2012. The focus remains on the growth of digital marketing services and technology driven through Digital Clarity. The cost of sales has decreased by 19% while gross profit increased by 3%, which continued into the first quarter of fiscal 2014. DBMM is a marketing services company which is labor intensive in order to provide a differentiating product to its clients. As such, it is imperative to raise a significant amount of capital to hire professionals who can deliver profit to the Company within a quarter. The proven model carried in our financials is each new hire/client averages a margin of 35%-55%, straight line and simple. On that basis, our target is to recruit 10-20 new staff to represent a critical mass and scale up our revenues proportionately.

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

However, the weakened share price remains a challenge to the Company. On that basis, in the last two years having revenues of approximately $500,000 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average, the market cap of DBMM should be a minimum of $5,000,000. The multiples for media tend to be at the higher end of the spectrum, therefore, compared to other companies in this sector, DBMM is significantly undervalued. The issue will be addressed as a priority early in the 2014 fiscal year. Professional advisors suggested that in order to position the Company successfully with the long-term financial community, a restructuring was required. The Company concluded its reverse split and name change and post - fiscal year 2013 filing of the 10-K, will be in a good position to continue discussions with a number of target groups. In addition an investment bank in New York is collaborating with DBMM in the identification of a significant acquisition in our industry sector. Initial due diligence is now taking place.

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

LIQUIDITY AND CAPITAL RESOURCES

During the 2012 and 2013 fiscal years, we migrated the technology in-house and concentrated on activities to grow Digital Clarity organically and by acquisition.  We spent fiscal year 2012 establishing a client model for existing and new customers which can be exported geographically, continued the successful model into 2013 and will expand the base in 2014.

QUARTER ENDED NOVEMBER 30, 2013

We had $21,623 cash at November 30, 2013. Our working capital deficit amounted to approximately $2.242 million at November 30, 2013.

During the quarter ended November 30, 2013, we used cash in our operating activities amounting to approximately $447,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $541,000 adjusted for the following:

•

Fair value of preferred shares issued of $144,985;

•

Change in fair value of derivative liability of $26,427;

•

Amortization of debt discount of $166,070;

•

Interest related to modification of conversion price of debt of $1,445;

•

Depreciation of $827;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $77,000, resulting from slower payment processing due to our financial condition.

•

An increase in our accrued salaries of approximately $47,000, resulting from slower payment processing due to our financial condition.

•

A decrease in our prepaid expenses of approximately $5,000.

During the quarter ended November 30, 2013, we used cash from investing activities of approximately $500, for purchase of fixed assets.

During the quarter ended November 30, 2013, we generated cash from financing activities of $115,165, which consist of the proceeds from the issuance of loans totaling $120,300 offset by payment of the bank overdraft of approximately $5,000.

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

During the quarter ended November 30, 2012, we generated cash from financing activities of $49,500, which consist of the proceeds from the issuance of loans totaling $44,500 and a convertible note totaling $5,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Quarters Ended November 30, 2013 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Revenue for the quarters ended November 30, 2013 and 2012 was approximately $103,000 and $137,000, respectively. For the quarter ended November 30, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 89% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 11% of our revenues. For the quarter ended November 30, 2012 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 74% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 26% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

Cost of sales for the quarters ended November 30, 2013 and 2012 was approximately $51,000 and $70,000, respectively. For the quarter ended November 30, 2013, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $52,000 for the quarter ended November 30, 2013. For the quarter ended November 30, 2012, cost of sales included advertising, salaries and media spend. This resulted in a gross profit of approximately $67,000 for the quarter ended November 30, 2012.

General and administrative costs decreased 27% to approximately $47,000 from approximately $64,000 for the quarters ended November 30, 2013 and 2012, respectively. The lower fiscal 2014 balance was due to the Company’s continued trend of streamlining its overhead keeping its expenditures low compared to prior years.

Payroll increased for the quarter ended 2013 by 149% to approximately $196,000. The increase is due to the fair value of $144,985 related to the preferred stock issued to officers of the Company.

Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $3,500 for the quarter ended November 30, 2013. This slight decrease in fiscal 2013 is primarily attributable to the accounting and legal fees remaining steady in fiscal 2014.

Amortization and depreciation for the quarters ended November 30, 2013 and 2012 was approximately $166,000 and $58,000 respectively. The increase is due to the amendment of $202,500 in loans which were restructured as convertible notes in fiscal 2014.

Interest expense for the quarters ended November 30, 2013 and 2012 was approximately $64,000 and $18,000 respectively, an increase of approximately $46,000 or 258%. The increase is due to the amendment of $202,500 in loans which were restructured as convertible notes in fiscal 2014. These notes are interest bearing between 6%-12% per annum.

Gain on settlement of debt totaled $0 and $33,151 for the quarters ended November 30, 2013 and 2012, respectively.

Other interest – loss on derivative liability totaled approximately $26,400 and $2,900 for the quarters ended November 30, 2013 and 2012, respectively and was due to the calculation of a derivative liability associated with the issuance of convertible note payables.

Other interest – modification expense totaled approximately $1,445 and $0 for the quarters ended November 30, 2013 and 2012, respectively and was due to the price modification associated with the calculation of convertible shares issued associated with the convertible note payables issued in fiscal 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of November 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

In conclusion, the disclosure and procedure controls provide for reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes.

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

22

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: February 14, 2014	By: /s/ Linda Perry
Linda Perry Executive Director