Form 10-Q
period 2014-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2014-05-29
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ________ to ________

Commission file number: 333-85072

DBMM GROUP

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

WWW.DBMMGROUP.COM

 (Exact name of small business issuer as specified in its charter)

747 Third Avenue, New York, NY 10017

(Address of principal executive offices)

Florida

State of incorporation

59-3666743

IRS Employer Identification №

 (646) 722-2706

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                              ☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                            ☑Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                    ☐Yes   ☑No

 Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
March 28, 2014	1,272,471,842

EXPLANATORY NOTE:

This Quarterly report for the period ending February 28, 2014 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X.

Item 1. Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28	August 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash	$ 74,659	$ -
Accounts receivable, net	77,096	35,520
Prepaid expenses and other current assets	1,821	6,357
Total current assets	153,576	41,877

Property and equipment - net	1,296	1,915

TOTAL ASSETS	$ 154,872	$ 43,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 423,128	$ 372,737
Bank overdraft	-	5,135
Accrued salaries	943,189	860,094
Loans payable	364,600	512,000
Derivative liability	795,035	151,329
Convertible debentures, net	417,208	321,588

TOTAL CURRENT LIABILITIES	2,943,160	2,222,883

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 798,706,788 and 38,069,489 shares issued and outstanding	798,706	38,069
Additional paid in capital	8,641,261	8,739,662
Other comprehensive loss	(5,356)	(4,452)
Accumulated deficit	(12,223,769)	(10,953,363)
TOTAL STOCKHOLDERS' DEFICIT	(2,788,288)	(2,179,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 154,872	$ 43,792

See Notes to Unaudited Consolidated Financial Statements
F-1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013

SALES	$ 109,763	$ 86,711	$ 212,439	$ 223,958

COST OF SALES	53,833	57,073	104,542	127,287

GROSS PROFIT	55,930	29,638	107,897	96,671

COSTS AND EXPENSES
General and administrative	54,205	54,259	100,715	119,294
Payroll	93,643	51,000	289,628	129,600
Legal and professional fees	31,516	60,118	123,686	155,849

TOTAL OPERATING EXPENSES	179,364	165,377	514,029	404,743

OPERATING LOSS	(123,434)	(135,739)	(406,132)	(308,072)

OTHER INCOME (EXPENSE)
Interest expense	(163,642)	(61,724)	(395,569)	(136,693)
Gain (Loss) on derivative liability	(442,279)	(139,691)	(468,706)	(142,574)
Gain on settlement of debt	-	-	-	33,151
TOTAL OTHER INCOME (EXPENSE)	(605,921)	(201,415)	(864,275)	(246,116)

NET LOSS	$ (729,355)	$ (337,154)	$ (1,270,407)	$ (554,188)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	117	(1,652)	(904)	(1,223)
COMPREHENSIVE LOSS	$ (729,238)	$ (338,806)	$ (1,271,311)	$ (555,411)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	472,665,592	7,855,800	409,901,142	7,855,800

See Notes to Unaudited Consolidated Financial Statements
F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,270,407)	$ (554,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Fair value of shares of common stock-interest	47,029	-
Depreciation	1,113	759
Amortization of debt discount	296,443	57,115
Change in fair value of derivative liability	468,706	2,883
Gain on settlement of debt	-	(33,151)
Changes in operating assets and liabilities:
Accounts receivable	(41,576)	328
Prepaid expenses and other current assets	4,536	-
Accrued salaries	83,103	35,813
Accounts payable and accrued expenses	82,659	60,778

NET CASH USED IN OPERATING ACTIVITIES	(183,409)	(402,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	-

NET CASH USED IN INVESTING ACTIVITIES	(493)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(5,135)	-
Proceeds from convertible notes payable	27,000	5,000
Principal repayments of loan payable	(15,000)
Proceeds from loans payable	252,600	44,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	259,465	49,500

NET DECREASE IN CASH	75,563	(352,563)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(904)	509

CASH - BEGINNING OF PERIOD	-	78,131

CASH - END OF PERIOD	$ 74,659	$ (273,923)

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$ 279,395	$ -
Assignment of notes payable to convertible notes payable	$ 385,000
Debt discount associated with derivative liability	$ 175,000	$ -
Debt discount associated with convertible debt	$ 189,259	$ -
Conversion of preferred stock to common stock	$ 26,956
Conversion of accrual to preferred stock	$ -	$ 35,824

See Notes to Unaudited Consolidated Financial Statements
F-3

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) is an OTC:QB listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

On March 20, 2007, we entered into a Share Exchange Agreement (the "Agreement") with Atlantic Network Holdings Limited ("ANHL"), New Media Television (Europe) Limited ("NMTV"), and Certain Outside Stockholders to acquire all of the outstanding shares of NMTV. ANHL was a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the satisfactory completion of the audit of ANHL/NMTV's financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL/NMTV et al and the agreement was rescinded, and filed on EDGAR in an 8-K/A on March 30, 2010.

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) (the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders converted the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provided a share price of $0.016083. The methodology provided for a valuation of 4 times net profit. All preferred stock was held by Digital Brand Media & Marketing Group's transfer agent for the 12 month period ending September 3, 2011. All voting shares are held by management.

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

Also on March 5, 2013, a 100 to 1 reverse stock split went effective. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $12.2 million and a working capital deficiency at February 28, 2014 of approximately $2.8 million. The Company has incurred a net loss of approximately $1.3 million for the six months ended February 28, 2014, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2013.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2014 and August 31, 2013, the Company recognized $0 and $7,207 as allowance for doubtful accounts, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of February 28, 2014 and 2013.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2014, with the exception of its convertible notes payable and derivative liability. The carrying amounts of these liabilities at February 28, 2014 approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash is considered to be highly liquid and easily tradable as of February 28, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the six-month period ended February 28, 2014 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 28,	August 31,
	Estimated life	2014	2013
		(Unaudited)	(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(7,901)	(7,074)
		$1,582	$ 1,915

Depreciation expense amounted to $827 and $2,247 for the periods ended February 28, 2014 and August 31, 2013, respectively.

NOTE 4 - LOANS PAYABLE

	February 28,	August 31,
	2014	2013
	(Unaudited)	(Unaudited)
Loans payable	$364,600	$512,000

The loans payable are due on demand and non-interest bearing.

During the six-month period ended February 28, 2014, the Company assigned loans payable aggregating $385,000 to third parties whose terms were contemporaneously modified into convertible notes.

During the six-month period ended February 28, 2014, the Company made principal repayments aggregating $15,000.

During the six-month periods ended February 28, 2014 and 2013, the Company generated proceeds of $252,600 and $44,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2014 and August 31, 2013 convertible debentures consisted of the following:

	February 28, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Convertible debentures	$543,435	$412,831
Unamortized debt discount	(126,227)	(91,243)
Total	$417,208	$321,588

The convertible notes payable mature through February 2015, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 50 and 55% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 45 days prior to conversion.  As of February 28, 2014, an aggregate of $365,931 of convertible promissory notes have matured. In addition the Company has convertible loans totaling $75,000 which are in default due to the delay in filing audited August 31, 2013 financial statements. The default is cured when the 10-KA is filed.

During the six-month period ended February 28, 2014, the Company assigned loans payable aggregating $385,000 to third parties whose terms were contemporaneously modified into convertible notes.

During the six-month period ended February 28, 2014, the Company issued 622,531,098 shares of its common stock to satisfaction its obligations under principal repayments aggregating $279,395.  Additionally, the Company issued 111,150,106 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $47,026 and has been recorded as interest expense.

During the six-month period ended February 28, 2014 and 2013, the Company generated proceeds of $27,000 and $5,000, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at February 28, 2014 and August 31, 2013 amounted to $795,035 and $151,329, respectively. In addition, for the periods ended February 28, 2014 and August 31, 2013, the Company has recorded a loss related to the change in fair value of the derivative liability amounting to $468,706 and $142,574 for the six-month period ended February 28, 2014 and 2013, respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method.

NOTE 7 – ACCRUED COMPENSATIONAND RELATED TAXES

As of February 28, 2014 and August 31, 2013 the Company owes $907,101 and $860,094 respectively, in accrued salary to its employees. The amounts are non-interest bearing.

	February 28, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Accrued Compensation	$670,869	$643,916
Related taxes	272,320	216,178
Total	$907,101	$860,094

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

During the six-month period ended February 28, 2014, the Company issued 622,531,098 shares of its common stock to satisfaction its obligations under principal repayments aggregating $279,395.  Additionally, the Company issued 111,150,106 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $47,026 and has been recorded as interest expense.

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

On February 21, 2014 the Company raised their authorized capital to 2,000,000,000 common voting shares, and 4,000,000 authorized preferred shares.

NOTE 10 - FOREIGN OPERATIONS

As of February 28, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2014 and revenues for the six-month period ended February 28, 2014 were as follows:

	United States	Great Britain	Total
Revenues	$-	$212,439	$212,439
Total revenues	$-	$212,439	$212,439
Identifiable assets at February 28, 2014	$284	$1,296	$1,580

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

Since March 1, 2014, the Company issued an aggregate of 730,081,696 shares of its common stock to satisfy obligations under certain convertible promissory notes.

Item 2. Management's Discussion and Analysis or Plan of Operations

 Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. "Financial Statements and Supplementary Data" of this Report.

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

Key Differentiators

2013 was been about establishing strong foundations by restructuring financially, continuing to streamline operations and assessing activities on a cost benefit basis while developing new partnerships and relationships. This focus has allowed the Company to enhance brand value for its clients. 2014 will continue to be about growth and outreach.

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

Team Expertise

COMPANY KEY ASSETS

Examples:

➢

PPC campaign experience especially Google AdWords existed

➢

SEO evolution from aggressive link building and onsite SEO through to strategic marketing   integration of inbound marketing

➢

Website design and development based on results driven design and planning

➢

Brand consultancy

➢

Social media management and advertising. Several clients have been “won” directly via Digital Clarity’s internal social media strategy

➢

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

Growth Opportunities in Design

➢

644,275,754– number of active web pages 1st QTR 2012 - NetCraft

➢

6 million domains added quarterly - Verisign

➢

By 2015, Mobile Internet Usage Will Increase by Factor of 26 - CISCO

➢

665 million media tablets in use worldwide By end of 2016 - Gartner Group

Growth & Opportunities in Search

➢

The North American Search industry will grow from $19.3 bn in 2011 to $26.8bn in 2013 - SEMPO

➢

Revenue from Localized Mobile Ads to Reach $5.8 Billion in U.S. by 2016 - BIA/Kelsey

➢

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent - Adobe

➢

72% of Consumers Want Mobile-Friendly Sites - Google Research

➢

2 million search queries are made on Google, every minute - Google

➢

Growth in Corporate Search - 50% of Fortune 100 Companies have a Google+ Account

Growth & Opportunities in Social Media

Fortune Global 100 companies have more accounts on each platform than ever before with an average:

➢

10.1 Twitter accounts

➢

10.4 Facebook pages

➢

8.1 YouTube channels

➢

2.6 Google Plus pages

➢

2.0 Pinterest accounts

➢

Seventy-four percent of companies studied have a Facebook page.

➢

Ninety-three percent of corporate Facebook pages are updated weekly.

➢

Forty-eight percent of companies are now on Google Plus.

➢

Twenty-five percent of companies have Pinterest accounts.

➢

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

➢

Fast Growing: -Current Population - 13+ Million - 49% population growth 1990-2000; 29% growth 2000-2008.

➢

Educated & Affluent: -44% holding BA degree - vs. 28% of Non-Hispanic Whites -Median HH income almost $10K greater than Non-Hispanic Whites

➢

Geographically Concentrated: -More than 50% reside in 3 states alone: CA, NY, TX.

➢

Money to Spend:

➢

$509 billion in annual purchasing power.

➢

Entrepreneurial and Driven -Own and operate 1.1 million business nationally, generating $343 billion in annual revenue.

➢

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

➢

Worldwide luxury goods continues double-digit annual growth; global market now tops €200 billion

➢

Dubai commands around 30 per cent of Middle East luxury market and around 60 per cent of the UAE’s luxury market

➢

The Dubai Mall accounts for around 50 per cent of Dubai’s luxury purchases

➢

Each year, more “HENRYs” (High Earnings, Not Rich Yet) become potential customers, with ten times as many HENRYs as ultra-affluent individuals

➢

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

LIQUIDITY AND CAPITAL RESOURCES

During the 2012-2013 and 2013-2014 fiscal years, we migrated the technology in-house and concentrated on activities to grow Digital Clarity organically and by acquisition. We spent fiscal year 2012-2013 establishing a client model for existing and new customers which can be exported geographically, continued the successful model into 2013 and will expand the base in 2014.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2014

We had approximately $75,000 in cash at February 28, 2014. Our working capital deficiency amounted to approximately $2.8 million at February 28, 2014.

During the six-month period ended February 28, 2014, we used cash in our operating activities amounting to approximately $183,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.3 adjusted for the following:

·	Fair value of preferred shares issued of $144,985;
·	Change in fair value of derivative liability of $468,706;
·	Amortization of debt discount of $296,443;
·	Fair value of shares issued as payment for interest and related financing fees of $47,029;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $170,000, resulting from slower payment processing due to our financial condition.
·	An increase in our accounts receivable of approximately $42,000, primarily due to the timing of certain revenues during the quarter ended February 28, 2014.

During the six-month period ended February 28, 2014, we generated cash from financing activities of $259,465, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $279,600 offset by principal repayments of loans payable of $15,000 and payment of the bank overdraft of approximately $5,000.

SIX-MONTH PERIOD ENDED FEBURARY 28, 2013

During the six-month period ended February 28, 2013, we used cash in our operating activities amounting to approximately $402,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $554,000 adjusted for the following:

·	Fair value of preferred shares issued for bonus of $27,600;
·	Amortization of debt discount of $57,115;
·	Gain on settlement of debt of $33,151;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $96,000, resulting from slower payment processing due to our financial condition.

During the six-month period ended February 28, 2013, we generated cash from financing activities of $49,500, which consist of the proceeds from the issuance of loans totaling $44,500 and a convertible note totaling $5,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three and Six-month periods Ended February 28, 2014 and 2012

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three and six-month period ended February 28, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to [89]% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 11% of our revenues. For the six-month period ended February 28, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to [74]% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 26% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended February 28, 2014, the increase in our revenues, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from new clients.]  During the six-month period ended February 28, 2014, our revenues for that period was at comparable levels than the prior year period.

For the six-month period ended February 28, 2014, cost of sales included advertising, salaries and media spend.   Our cost of sales decreased as a % of the revenues , during the three-month and six-month period ended February 28, 2014, when compared to the prior year periods, primarily [from more efficient spending on media spend.]

The decrease in general and administrative costs during the six-month period ended February 28, 2014, when compared to the prior year period, results from streamlining or overhead that the Company undertook at the end of fiscal 2013.  Otherwise, the general and administrative expenses are at similar levels during the three-month period ended February 28, 2014 when compared to the prior year period.

The increase in payroll during the six-month period is primarily attributable to a non-recurring grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $145,000.

The decrease in legal and professional fees during the three-month period and six-month period ended February 28, 2014 when compared to the comparable prior year periods is primarily due to the timing of performance of services by certain of our professionals which did not occur during the three-month period ended February 28, 2014, but which, rather, will be incurred in later quarters.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, increased during the three-month period and the six-month period ended February 28, 2014 is primarily attributable to the amortization of debt discount which was higher during the three-and six-month period ended February 28, 2014, when compared to the comparable prior year periods.  The increase in amortization debt discount is primarily due to the issuance of a larger amount of convertible debt with beneficial conversion features and embedded conversion features during the six-month period ended February 28, 2014 than the prior year comparable periods.

Gain on settlement of debt totaled $0 and $33,151 for the six-month periods ended February 28, 2014 and 2012, respectively.  There were no settlements during the three-month and six-month period ended February 28, 2014.

The loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of February 28, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings. The Company has not yet answered the claim, nor interposed cross and counter claims.  The Company plans on vigorously defending the litigation.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration

2013-2014 Q2	Investors	635,108,399	$146,053	Reduction of Outstanding Debt	§4 (a) (2)

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: May 29, 2014	By: /s/ Linda Perry
Linda Perry Executive Director