Form 10-Q
period 2014-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2014-07-23
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	SMALLER REPORTING COMPANY ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                   ☐ Yes   ☑ No

 Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: As of July 1, 2014 - 2,857,498,254 shares outstanding.

Item 1. Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 31,	August 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$ 56,935	$ -
Accounts receivable, net	40,691	35,520
Prepaid expenses and other current assets	1,493	6,357
Total current assets	99,119	41,877

Property and equipment - net	1,011	1,915

TOTAL ASSETS	$ 100,130	$ 43,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 414,233	$ 372,737
Bank overdraft	-	5,135
Accrued salaries	1,001,489	860,094
Loans payable	274,300	512,000
Derivative liability	275,929	151,329
Convertible debentures, net	448,423	321,588

TOTAL CURRENT LIABILITIES	2,414,374	2,222,883

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 5,000,000,000 shares; 1,789,764,483 and 38,069,489 shares issued and outstanding	1,789,763	38,069
Additional paid in capital	7,880,879	8,739,662
Other comprehensive loss	(6,627)	(4,452)
Accumulated deficit	(11,979,129)	(10,953,363)

TOTAL STOCKHOLDERS' DEFICIT	(2,314,244)	(2,179,091)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100,130	$ 43,792

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013

SALES	$ 79,902	$ 105,893	$ 292,341	$ 329,772

COST OF SALES	47,561	53,062	152,103	180,076

GROSS PROFIT	32,341	52,831	140,238	149,696

COSTS AND EXPENSES
General and administrative	64,792	35,593	165,507	153,076
Payroll	89,999	51,000	379,627	180,600
Legal and professional fees	76,886	(156,054)	200,572	(195)

TOTAL OPERATING EXPENSES	231,677	(69,461)	745,706	333,481

OPERATING LOSS	(199,336)	122,292	(605,468)	(183,785)

OTHER INCOME (EXPENSE)
Interest expense	(147,129)	(163,406)	(542,698)	(301,460)
Gain (Loss) on derivative liability	591,106	174,189	122,400	31,615
Gain on settlement of debt	-	-	-	33,151
TOTAL OTHER INCOME (EXPENSE)	443,977	10,783	(420,298)	(236,694)

NET LOSS	$ 244,641	$ 133,075	$ (1,025,766)	$ (420,479)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,271)	(662)	(2,175)	(1,885)
COMPREHENSIVE LOSS	$ 243,370	$ 132,413	$ (1,027,941)	$ (422,364)

NET LOSS PER SHARE
Basic and diluted	$ 0.00	$ 0.02	$ (0.00)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	1,294,235,636	7,855,800	625,407,388	7,855,800

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,025,766)	$ (420,479)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Fair value of shares of common stock-interest	72,480	-
Depreciation	1,398	2,098
Amortization of debt discount	417,592	170,967
Change in fair value of derivative liability	(122,400)	(31,615)
Gain on settlement of debt	-	(33,151)
Additional compensation for debt restructuring		70,430
Reversal of preferred shares cancelled		(219,798)
Changes in operating assets and liabilities:
Accounts receivable	(5,171)	(3,796)
Prepaid expenses and other current assets	4,864	-
Accrued salaries	141,395	86,994
Accounts payable and accrued expenses	73,763	90,690

NET CASH USED IN OPERATING ACTIVITIES	(296,860)	(260,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	(417)

NET CASH USED IN INVESTING ACTIVITIES	(493)	(417)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(5,135)	-
Proceeds from convertible notes payable	149,000	125,000
Principal repayments of loan payable	(40,000)	(15,000)
Proceeds from loans payable	252,600	104,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	356,465	214,500

NET DECREASE IN CASH	59,112	(45,977)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(2,175)	(1,964)

CASH - BEGINNING OF PERIOD	-	78,131

CASH - END OF PERIOD	$ 56,937	$ 30,190

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 2,000
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 399,228	$ 69,396
Assignment/Modification of notes payable to convertible notes payable	$ 450,300	$ 110,000
Debt discount associated with derivative liability	$ 247,000	$ -
Debt discount associated with convertible debt	$ 274,650	$ 80,000
Conversion of preferred stock to common stock	$ 26,956	-
Conversion of accrual to preferred stock	$ -	$ 2,673

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11.9 million and a working capital deficiency at May 31, 2014 of approximately $2.3 million. The Company has incurred a net loss of approximately $1.2 million for the nine months ended May 31, 2014, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2014 and August 31, 2013, the Company recognized $0 and $7,207 as allowance for doubtful accounts, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of May 31, 2014 and 2013.

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

During the nine-month period ended May 31, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2014, with the exception of its derivative liability which are valued based on Level 3 inputs.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		May 31,	August 31,
	Estimated life	2014	2013
		(Unaudited)	(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(8,472)	(7,075)
		$1,011	$ 1,915

Depreciation expense amounted to $1,398 and $2,098 for the nine-month periods ended May 31, 2014 and 2013, respectively.

NOTE 4 - LOANS PAYABLE

	May 31,	August 31,
	2014	2013
	(Unaudited)	(Unaudited)
Loans payable	$274,300	$512,000

The loans payable are due on demand, are unsecured, and are non-interest bearing.

During the nine-month period ended May 31, 2014 and 2013, the Company modified terms with existing or new lenders for loans payable aggregating $450,300 and $110,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the nine-month period ended May 31, 2014 and 2013, the Company made principal repayments aggregating $40,000 and $15,000.

During the nine-month period ended May 31, 2014 and 2013, the Company generated proceeds of $252,600 and $104,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At May 31, 2014 and August 31, 2013 convertible debentures consisted of the following:

	May 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Convertible notes payable	$610,902	$412,831
Unamortized debt discount	(162,479)	(91,243)
Total	$448,423	$321,588

The convertible notes payable mature through May 2015, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 50 and 55% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 45 days prior to conversion.  As of May 31, 2014, an aggregate of $365,931 of convertible promissory notes have matured. In addition the Company has convertible loans totaling $75,000 which are in default due to the delay in filing audited August 31, 2013 financial statements. The default is cured when the 10-KA is filed.

During the nine-month period ended May 31, 2014 and 2013, the Company modified terms with existing or new lenders for loans payable aggregating $450,300 and $110,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the nine-month period ended May 31, 2014 and 2013, the Company issued 1,541,715,705 and 2,027,975 shares of its common stock, respectively, to satisfy its obligations under principal repayments aggregating $399,228 and $69,396, respectively.  Additionally, the Company issued 183,023,194 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes during the nine-month period ended May 31, 2014.  The fair value of the shares of common stock amounted to $72,480 during such period and has been recorded as interest expense.

During the nine-month period ended May 31, 2014 and 2013, the Company generated proceeds of $149,000 and $125,000, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

Nine-Months Periods Ended

	May 31, 2014	May 31, 2013
Effective Exercise price	$.0003-.0008	$0.0004-0.0172
Effective Market price	$.0003-.0008	$.0006-.0153
Volatility	171-179%	157-411%
Risk-free interest	.13%	0.04-.13%
Terms	90 days	1-365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month periods ended May 31, 2014 and 2013 are as follows:

Balance at October 1, 2012	$ 112,828
embedded conversion features at issuance	45,000
changes in fair value of derivative liabilities	(31,615)
Balance at May 31, 2013	$ 126,213

Balance at October 1, 2013	$ 151,329
embedded conversion features at issuance	247,000
changes in fair value of derivative liabilities	(122,400)
Balance at May 31, 2014	$ 275,929

NOTE 7 - COMMON STOCK AND PREFERRED STOCK

During May 2014, the Company increased its number of authorized shares of common stock to 5,000,000,000.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

During the nine-month period ended May 31, 2014, the Company issued 622,531,098 shares of its common stock to satisfaction its obligations under principal repayments aggregating $279,395.  Additionally, the Company issued 111,150,106 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $47,026 and has been recorded as interest expense.

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

NOTE 8 - FOREIGN OPERATIONS

As of May 31, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2014 and revenues for the nine-month period ended May 31, 2014 were as follows:

	United States	Great Britain	Total
Revenues	$-	$292,341	$292,341
Total revenues	$-	$292,341	$292,341
Identifiable assets at May 31, 2014	$1,011	$1,011	$1,011

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

Background

DBMM is an OTCQB listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships. To that end, the Company has added significant partnerships through Letters of Intent, Joint Ventures and various collaborative structures involving revenue sharing arrangements.

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

NINE-MONTH PERIOD ENDED MAY 31, 2014

We had approximately $56,000 in cash and our working capital deficiency amounted to approximately $2.3 million at May 31, 2014.

During the nine-month period ended May 31, 2014, we used cash in our operating activities amounting to approximately $297,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.0 million adjusted for the following:

·	Fair value of preferred shares issued of $144,985;
·	Change in fair value of derivative liability of $122,400;
·	Amortization of debt discount of $417,592;
·	Fair value of shares issued as payment for interest and related financing fees of $72,480.

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2014 impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation, of approximately $217,000, resulting from slower payment processing due to our financial condition.

During the nine-month period ended May 31, 2014, we generated cash from financing activities of $356,465, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $401,600 offset by principal repayments of loans payable of $40,000 and payment of the bank overdraft of approximately $5,000.

NINE-MONTH PERIOD ENDED MAY 31, 2013

During the nine-month period ended May 31, 2014, we used cash in our operating activities amounting to approximately $260,060. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $421,000 adjusted for the following:

·	Amortization of debt discount of $170,967;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $178,000, resulting from slower payment processing due to our financial condition.

During the nine-month period ended May 31, 2014, we generated cash from financing activities of $214,500, which consist of the proceeds from the issuance of loans totaling $229,500 and a convertible note totaling $15,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three and Nine-month periods Ended May 31, 2014 and 2013

Unaudited Consolidated Operating Results

			Increase/	Increase/			Increase/	Increase/
	For the Three Months Ended May 31,		(Decrease)	(Decrease)	For the Nine Months Ended May 31,		(Decrease)	(Decrease)
	2014	2013	$ 2014 vs 2013	% 2014 vs 2013	2014	2013	$ 2014 vs 2013	% 2014 vs 2013

SALES	$ 79,902	$ 105,893	$ (25,991)	-25%	$ 292,341	$ 329,772	$ (37,431)	-11%

COST OF SALES	47,561	53,062	(5,501)	-10%	152,103	180,076	(27,973)	-16%

GROSS PROFIT	32,341	52,831	(20,490)	-39%	140,238	149,696	(9,458)	-6%

COSTS AND EXPENSES
General and administrative	64,792	35,593	29,199	82%	165,507	153,076	12,431	8%
Payroll	89,999	51,000	38,999	76%	379,627	180,600	199,027	110%
Legal and professional fees	76,886	(156,054)	232,940	NM	200,572	(195)	200,767	NM

TOTAL OPERATING EXPENSES	231,677	(69,461)	301,138	NM	745,706	333,481	412,225	124%

OPERATING LOSS	(199,336)	122,292	321,628	NM	(605,468)	(183,785)	421,683	NM

OTHER INCOME (EXPENSE)
Interest expense	(147,129)	(163,406)	(16,277)	NM	(542,698)	(301,460)	241,238	NM
Gain (Loss) on derivative liability	591,106	174,189	(416,917)	239%	122,400	31,615	(90,785)	287%
Gain on settlement of debt	-	-	-		-	33,151	(33,151)	NM
TOTAL OTHER INCOME (EXPENSE)	443,977	10,783	(433,194)	NM	(420,298)	(236,694)	183,604	NM

NET LOSS	$ 244,641	$ 133,075	$ (111,566)	NM	$ (1,025,766)	$ (420,479)	$ 605,287	NM

NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

           For the three and nine-month period ended May 31, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 96% and 93% of our revenues during the three and nine-month period ended May 31, 2014. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 4% and 7% of our revenues during the three and nine-month period ended May 31, 2014. For the three and nine-month period ended May 31, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 85% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 15% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month and nine-month period ended May 31, 2014, the decrease in our revenues, when compared to the prior year period, is primarily attributable to a decrease in volume of transactions from Search Engine Optimization and Wed Design Services during the three-month period ended May 31, 2014.

For the three and nine-month period ended May 31, 2014, cost of sales included advertising, salaries and media spend.   Our cost of sales decreased as a % of the revenues, during the three-month and nine-month period ended May 31, 2014, when compared to the prior year periods, primarily as a result of a corresponding decrease in revenues

The increase in general and administrative costs during the three and nine-month period ended May 31, 2014, when compared to the prior year period, results from additional travel expenses incurred during the three-month period ended May 31, 2014 in connection with business development activities.

The increase in payroll during the three and nine-month period ended May 31, 2014 is primarily attributable to a non-recurring grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $145,000.

The decrease in legal and professional fees during the three-month period and nine-month period ended May 31, 2014 when compared to the comparable prior year periods is primarily due to the cancellation of the arrangement with BrandEntertain during the three-month period ended May 31, 2014, which resulted in the cancellation of 2,000,000 series2 Preferred shares recorded at a carrying value of approximately $220,000 and the timing of performance of services by certain of our professionals which did not occur during the three-month period ended May 31, 2014, but which, rather, will be incurred in later quarters.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, increased during the three and nine-month period ended May 31, 2014 is primarily attributable to the amortization of debt discount which was higher during the three-and nine-month period ended May 31, 2014, when compared to the comparable prior year periods.  The increase in amortization debt discount is primarily due to the issuance of a larger amount of convertible debt with beneficial conversion features and embedded conversion features during the nine-month period ended May 31, 2014 than the prior year comparable periods.

Gain on settlement of debt totaled $0 and $33,151 for the nine-month periods ended May 31, 2014 and 2013, respectively.  There were no settlements during the three-month and nine-month period ended May 31, 2014.

The loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of May 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration

2013-2014 Q3	Investors	991,057,695	$145,284	Reduction of Outstanding Debt	§4 (a) (2)

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: July 23, 2014	By: /s/ Linda Perry
Linda Perry Executive Director