Form 10-Q/A
period 2014-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2014-08-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment 1

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ending May 31, 2014 is to add this Explanatory Note which was omitted from the original filing stating "This Quarterly report for the period ending May 31, 2014 contains unaudited financial statements which have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of SEC Regulation S-X".

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q which is reproduced in its entirety herewith.

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