Form 10-K/A
period 2013-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2014-09-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

747 Third Avenue, 2nd FL., New York, NY 10017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [__X_]  No [___ ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [ X ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $596,244 on February 28, 2013.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: Outstanding as of September 1, 2014 3,613,790,986

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980).

None

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No  X.

EXPLANATORY NOTE

Digital Brand Media & Marketing Group, Inc. (together with its respective consolidated subsidiaries and affiliates, the “Company,” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended August 31, 2013, originally filed on December 16, 2013  (the “Original Form 10-K - 2013”) and for the year ended August 31,2012, originally filed on December 17, 2012 and January 7, 2013 (the "Original Form 10-K-2012" and "Original Form 10-K/A") to include a report from its  registered public accounting firm as required under SEC Rule 2-02 of Regulation S-X.

 PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loans; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact occur.

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

As a further result of the review, the Company also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce, leveraging a technology offering positions the Company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Page Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

Digital Clarity is a trading brand for Stylar Limited, a wholly owned company of DBMM, through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

▪  SearchEngine Marketing –for search engines like Google, Yahoo etc.

▪  WebDesign –building sites for web, mobile and tablet devices

▪  SocialMedia –planning and measuring social metrics digitally in order to diagnose strategy

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

Fiscal year 2013 reflected the Company’s continued progress in making inroads into the United States by being awarded contracts for a number of clients in the search marketing sector. One of the successful contract models the Company utilized, leveraged its expertise in the web design arena by building a website with a media partner that it intends to expand globally and build upon in 2013-14 and beyond. This is an example of developing an ongoing relationship with a client which allows our Company to grow in tandem with a client company.

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

Employees

As of August 31, 2013 the Company had five full-time employees.

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

THE MARKET ENVIRONMENT –SEARCH

Businesses now spend 24% of total marketing budget on paid search

Digital Marketing Services

Digital Clarity is a specialist Digital Marketing Agency that has been at the forefront of online marketing. The company is a multi-service digital marketing agency who specializes in creating effective strategies and campaigns for clients and agencies across a wide range of verticals.

Specializing in Search Engine Marketing, Web Design, Social Media including Digital Analysis, the company works with both major brands and medium sized companies to help leverage online brand presence and new customer acquisition strategy.  Digital Clarity also delivers consultancy and strategy planning for both client companies and advertising agency partners.

The Company Profile:

§         Revenue Generating Company

§         Cash Flow Positive

§         Experienced Team

§         Strong Client Base

§         Centers of Excellence Today –US & Europe

§         Future Geographic Reach –UAE & Asia

§         Reach to Celebrity & A-List Performers

§         Established Relationships with Media Groups like Google

§         Poised for the Growth in Digital Marketing & Advertising

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

Web Design & Development

To lead a highly competitive environment, the process of planning and creating a website requires both art and technology prowess. Text, images, digital media and interactive elements are used by Digital Clarity’s designers to produce the page seen on the web browser.  As a whole, the process of web design can include conceptualization, planning, producing, post-production, research, and advertising. The site itself can be divided into it pages. The site is navigated by using hyperlinks; commonly these are blue and underlined but can be made to look like anything the client wishes.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

DBMM’s corporate address is 747 Third Avenue, 2nd FL, New York, NY 10017. The Company has a one year renewable lease. In April 2012, Stylar Limited (a//k/a Digital Clarity) entered in to a 5 year lease. Under the terms of the current lease the annual base rent is approximately $17,000. This office is located in the UK.

Item 3. Legal Proceedings

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff's application for default judgment.  The cross-motion for the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation.  However, it is possible that the Company will incur a loss of $37,500.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed for quotation on the OTC:Pink under the symbol "DBMM".

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

           The last reported sale price of our common stock on the OTC Electronic Bulletin Board on August 31, 2013 and August 31, 2014 was $0.018 and $0.0001 per share respectively.  As of August 31, 2013,and August 31, 2014 there were 187 and 125 holders of record of our common stock, respectively as well as over 1,200 shareholders under beneficial ownership through brokerage firms.

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

Equity Compensation Plan Information

We did not issue any formal equity compensation plans effective during the years ended August 31, 2013 or 2012.

Recent issuances of Unregistered Securities

In September, 2011, 65,000 shares of common stock were valued at $58,000 to consultants under the terms of the agreements for services.

In January 2012, 268,367 shares of preferred stock were issued to satisfy $228,929 in accrued salary due to an officer of the Company.

In January 2012, 471,345 shares of preferred stock were issued to three officers of the Company related to the acquisition of Stylar Limited a/k/a Digital Clarity. These shares are valued at $27,500.

In March 2012, 97,596 shares of preferred stock were converted into 51,764,918 shares of common stock for the minority shareholders pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity.

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

In June 2012, the Company entered into an acquisition agreement for BrandEntertain. Under the terms of the agreement, 2,000,000 Series 2 preferred shares were reserved for the officers of BrandEntertain at $219,797, which were subsequently canceled on May 31, 2013 [see below].

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

In July 2013, 100,000 shares of Preferred Stock-Series 1 Designation were issued to an officer of the Company. These shares are valued at $76,540.

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

Background

DBMM is an OTC:Pink listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships. To that end, the Company has added significant partnerships through Letters of Intent, Joint Ventures and various collaborative structures involving revenue sharing arrangements.

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

Team Expertise

COMPANY KEY ASSETS

Examples:

▪   PPC campaign experience especially Google AdWords existed

▪   SEO evolution from aggressive link building and onsite SEO through to strategic marketing and integration of inbound marketing

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

Growth Opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our client's product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow. Here we look at some of the growth areas in Digital Clarity’s arsenal.

Growth Opportunities in Design

▪  644,275,754–number of active web pages 1st QTR 2012 - NetCraft

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

The need for DBMM to reach Global Markets

It is clear that the economy continues its slow recovery from the global effect of market forces which impact on all areas of commerce and trade. As the markets remain volatile, the opportunity for a company like DBMM to approach new business with its proven track record increases. The core markets remain US and English speaking European markets. Emerging markets are a target for 2014. BRIC countries (Brazil, Russia, India and China) will be the next targets from the emerging markets.

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

Support for growth in the Middle East

▪ Worldwide luxury goods continues double-digit annual growth; global market now tops €200 billion

   ▪ Dubai commands around 30 per cent of Middle East luxury market and around 60 per cent of the UAE’s luxury market

▪ The Dubai Mall accounts for around 50 per cent of Dubai’s luxury purchases

▪ Each year, more “HENRYs”(High Earnings, Not Rich Yet) become potential customers, with ten times as many HENRYs as ultra-affluent individuals

▪ The rise of the middle class in emerging countries is polarizing the competitive arena, becoming a “new baby-boom sized generation” for luxury brands to target.

Financial Overview/Outlook

DBMM began the 2013 fiscal year with significant challenges while continuing to streamline the Company which resulted in a reduction of 39% in operating expenses coupled with a decrease in other expenses of 29%. While the Company is still operating at a loss, the loss was 41% less than 2012. The focus remains on the growth of digital marketing services and technology driven through Digital Clarity. The cost of sales has decreased by 19% while gross profit increased by 3%. DBMM is a marketing services company which is labor intensive in order to provide a differentiating product to its clients. As such, it is imperative to raise a significant amount of capital to hire professionals who can deliver profit to the Company within a quarter. The proven model carried in our financials is each new hire/client averages a margin of 35%-55%, straight line and simple. On that basis, our target is to recruit 10-20 new staff to represent a critical mass and scale up our revenues proportionately.

The Company restructured through a reverse stock split coincident with a name change and trading symbol change effective in April, 2013.

Unfortunately all of the corporate realignment took a significant portion of the fiscal year, thus a significant capital raise was deferred until 2014 in order to follow the fiscal year 2013 audit. In the interim, the Company relied on short-term financing, a practice which we do not expect to continue in 2014 when it will be replaced by long term financing.

However, the weakened share price remains a challenge to the Company. On that basis, in the last two years having revenues of approximately $400,000 to $500,000 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average, the market cap of DBMM should be a minimum of $5,000,000. The multiples for media tend to be at the higher end of the spectrum; therefore, compared to other companies in this sector, DBMM is significantly undervalued. The issue will be addressed as a priority early in the 2014 fiscal year. Professional advisors suggested that in order to position the Company successfully with the long-term financial community, a restructuring was required. The Company concluded its reverse split and name change and post - fiscal year 2013 filing of the 10-K, and will be in a good position to continue discussions with a number of target groups. In addition an investment bank in New York is collaborating with DBMM in the identification of a significant acquisition in our industry sector. Initial due diligence is now taking place.

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

Fiscal Year 2013

We had $18,015 cash at August 31, 2013. Our working capital deficit amounted to approximately $2.2 million at August 31, 2013.

During fiscal 2013, we used cash in our operating activities amounting to approximately $334,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $677,000 adjusted for the following:

•	Fair value of shares issued of approximately $107,000
•	Amortization of debt discount of approximately $178,000
•	Change in fair value of derivative liability of approximately $51,000
•	Bad debt expense of approximately $7,000
•	Depreciation of approximately $3,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts payable and accrued expenses of approximately $79,000, resulting from slower payment processing due to our financial condition.
•	An increase in our accrued salaries of approximately $70,000, resulting from partial payments made due to our financial condition.
•	A decrease in our accounts receivable of $14,000 resulting from a decrease in sales coupled with the Company’s ability to successfully collect its fees.

During fiscal 2013, we used cash from investing activities of $611, for purchase of property and equipment.

During fiscal 2013, we generated cash from financing activities of $275,000, which consist of the proceeds from the issuance of loans and convertible notes of approximately $307,000 and a bank overdraft of approximately $23,000 offset by principal repayments on such debt amounting to approximately $55,000.

Fiscal Year 2012

We had $78,131 cash at August 31, 2012. Our working capital deficit amounted to approximately $1.5 million at August 31, 2012.

During fiscal 2012, we used cash in our operating activities amounting to approximately $489,000. Our cash used in operating activities was comprised of our net loss of approximately $1.2 million adjusted for the following:

•	Fair value of shares issued of approximately $311,000;
•	Amortization of debt discount of approximately $264,000;
•	Change in fair value of derivative liability of approximately $51,000;
•	Bad debt recovery of approximately $25,000;
•	Interest related to modification of conversion price of debt of approximately $173,000;
•	Depreciation of approximately $2,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $1,000, resulting from slower payment processing due to our financial condition as well as an increase in expenditures of RTG Ventures (Europe).

•	An increase in our accrued salaries of approximately $86,000, resulting from partial payments made due to our financial condition and conversion of accrued salaries.
•	A decrease in our accounts receivable of $9,000 resulting from sales made by acquisition.

During fiscal 2012, we used cash from investing activities of approximately $2,000, for purchase of fixed assets.

During fiscal 2012, we generated cash from financing activities of approximately $509,000, which consist of the proceeds from the issuance of loans, convertible notes, and capital contributions of approximately $549,000 offset by principal repayments on such debt amounting to approximately $40,000.

Going Concern

The report of independent registered public accounting firm accompanying our August 31, 2013 and 2012 audited consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Revenue for the years ended August 31, 2013 and 2012 was approximately $409,000 and $458,000, respectively. In 2013 our primary sources of revenue are the Per-Click Advertising, Web Design Fee Income and Search Engine Optimization Services. These primary sources amounted to greater than 84% of our revenues or approximately $343,000. Our secondary sources of revenue are SMS Fee Income, Social Fee Income, Email Media Income and SMS Media. These secondary sources amounted to approximately 12% of our revenues or approximately $50,000. In 2012 our primary sources of revenue are the Per-Click Advertising, Web Design Fee Income and Search Engine Optimization Services. These primary sources amounted to greater than 88% of our revenues or approximately $405,000. Our secondary sources of revenue are SMS Fee Income, Social Fee Income, Email Media Income and SMS Media. These secondary sources amounted to approximately 11% of our revenues or approximately $50,000.

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

General and administrative costs decreased by 12% to approximately $212,000 from approximately $242,000 for the fiscal years ended August 31, 2013 and 2012, respectively. This is primarily attributable to the streamlining of overhead in the parent company in the US resulting in a decrease in expenditures.

Compensation expense increased in 2013 by 53% to approximately $311,000 as a result of the Company’s increase in the number of employees as well as a full year of partial accrued compensation relating to one of the Company’s Officers.

            Professional fees (which include accounting/auditing, consulting and legal fees) decreased by approximately $460,000 for the fiscal year ended August 31, 2013. This decrease is primarily attributable to the decreased consulting and legal fees in 2013 as well as the reversal of the consideration associated with the BrandEntertain agreement totaling $219,797.

Amortization and depreciation for the years ended August 31, 2013 and 2012 was approximately $180,000 and $266,000 respectively. The decrease is due to the full amortization of existing notes as well as the decrease in the number of new convertible notes.

     Interest expense for the years ended August 31, 2013 and 2012 was approximately $105,000 and $41,000 respectively, an increase of approximately $64,000 or 156% which is the result of interest associated with the notes payable issued in 2013 and 2012 which were not converted and continue to accrue interest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Digital Brand Media & Marketing Group, Inc.

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. and Subsidiaries. as of August 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended August 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Brand Media & Marketing Group, Inc. and Subsidiaries as of August 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of approximately $677,000 for the year ended August 31, 2013 and the Company had an accumulated deficit of approximately $10,831,000 and a working capital deficit of approximately $2,059,000 at August 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                /s/ D’Arelli Pruzansky, P.A.

   Certified Public Accountants

Boca Raton, Florida

September 18, 2014

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$ 18,015	$ 78,131
Accounts receivable, net	35,520	56,365
Prepaid expenses and other current assets	6,357	5,079
Total current assets	59,892	139,575

Property and equipment - net	1,915	4,287

TOTAL ASSETS	$ 61,807	$ 143,862
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 372,737	$ 294,138
Bank overdraft	23,150	-
Accrued salaries	737,849	665,591
Loans payable	492,000	269,500
Derivative liability	151,329	112,828
Convertible debentures, net	341,588	250,642
TOTAL CURRENT LIABILITIES	2,118,653	1,592,699

Commitments and contingencies(Note 13)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value $0.001; authorized 2,000,000 shares; 993,407 and 955,888 shares issued and outstanding, respectively	993	955
Preferred stock, Series 2, par value $0.001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding, respectively	-	2,000
Common stock, par value $0.001; authorized 1,000,000,000 shares; 38,069,488 and 7,500,000 shares issued and outstanding, respectively	38,069	7,500
Additional paid in capital	8,739,662	8,698,712
Accumulated other comprehensive loss	(4,452)	(3,441)
Accumulated deficit	(10,831,118)	(10,154,563)
TOTAL STOCKHOLDERS' DEFICIT	(2,056,846)	(1,448,837)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 61,807	$ 143,862

See Notes to Consolidated Financial Statements Page F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended August 31,
	2013	2012
SALES	$ 408,505	$ 457,814

COST OF SALES	234,369	288,292

GROSS PROFIT	174,136	169,522

COSTS AND EXPENSES:
General and administrative	211,320	241,640
Compensation expense	311,160	204,610
Legal and professional fees	55,748	515,408
Depreciation	2,982	2,293
TOTAL OPERATING EXPENSES	581,210	963,951

OPERATING LOSS	(407,074)	(794,429)

OTHER INCOME (EXPENSE)
Interest expense	(105,166)	(40,873)
Amortization of debt discount	(177,535)	(263,585)
Gain on foreign currency transaction	-	662
Gain on derivative liability	50,499	51,370
Loss on extinguishment of debt	(37,279)	-
Other interest - modification expense	-	(172,694)
TOTAL OTHER INCOME (EXPENSE)	(269,481)	(425,120)

NET LOSS	$ (676,555)	$ (1,219,549)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,011)	(1,393)
COMPREHENSIVE LOSS	$ (677,566)	$ (1,220,942)

NET LOSS PER SHARE
Basic and diluted	$ (0.04)	$ (0.26)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	18,544,305	4,617,423

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2013 and 2012

	Series 1		Series 2				Additional	Accumulated	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Deficit	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Total	Income(Loss)	Deficit

Balance, August 31, 2011	263,772	$ 264	-	$ -	1,976,903	$ 1,977	$ 7,275,786	$ (8,935,014)	$ (2,048)	$ (1,659,035)

Shares issued for services					65,000	65	58,435			58,500
Common stock issued in connection with convertible debt					3,797,719	3,798	246,702			250,500
Common stock issued for accrued interest					119,234	119	8,001			8,120
Interest related to modification of conversion price of debt							172,694			172,694
Common stock issued in connection with loan payable					1,489,375	1,489	227,010			228,499
Common stock issued in connection with conversion of preferred shares	(97,596)	(98)			51,769	52	46			-
Capital Contribution							95,000			95,000
Preferred shares issued for conversion of accrued salary	268,367	268					228,661			228,929
Beneficial conversion feature in connection with convertible debt							136,561			136,561
Preferred shares issued pursuant to merger agreement			2,000,000	2,000			217,798			219,798
Preferred shares issued for compensation	521,345	521					32,018			32,539

Net loss							-	(1,219,549)		(1,219,549)
Other Comprehensive Loss									(1,393)	(1,393)
Subtotal										(1,220,942)
Balance, August 31, 2012	955,888	955	2,000,000	2,000	7,500,000	7,500	8,698,712	(10,154,563)	(3,441)	(1,448,837)

Common stock issued in connection with convertible debt					2,027,975	2,028	64,994			67,022
Shares issued for conversion of accounts payable	41,995	42					2,631			2,673
Shares issued for services	533,637	534					106,626			107,160
Cancellation of preferred shares issued pursuant to merger agreement			(2,000,000)	(2,000)			(217,798)			(219,798)
Common stock issued in connection with conversion of preferred shares	(538,113)	(538)			28,541,514	28,541	(28,003)			-
Beneficial conversion feature in connection with convertible debt							112,500			112,500

Net loss							-	(676,555)		(676,555)
Other Comprehensive Loss									(1,011)	(1,011)
Subtotal										(677,566)
Balance, August 31, 2013	993,407	$ 993	-	$ -	38,069,489	$ 38,069	$ 8,739,662	$ (10,831,118)	$ (4,452)	$ 2,056,846)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended August 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (676,555)	$ (1,219,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of preferred shares issued for services	-	252,337
Fair value of shares issued for services	107,160	58,500
Fair value of common stock issued for interest	-	8,120
Depreciation	2,982	2,293
Amortization of debt discount	177,535	263,585
Gain on derivative liability	(50,499)	(51,370)
Fair value of common stock for debt restructuring	77,430	-
Preferred shares cancelled	(219,798)	-
Loss on extinguishment of debt	37,279	-
Bad debt expense (recovery)	7,207	(24,816)
Interest related to modification of conversion price of debt	-	172,694
Conversion of accrued salaries into preferred stock	2,673	228,929
Changes in operating assets and liabilities:
Accounts receivable	13,638	9,088
Prepaid expenses and other current assets	(1,278)	(2,396)
Accrued compensation	72,258	(85,681)
Accounts payable and accrued expenses	116,324	1,266
NET CASH USED IN OPERATING ACTIVITIES	(333,644)	(488,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(611)	(2,304)
NET CASH USED IN INVESTING ACTIVITIES	(611)	(2,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	23,150	-
Proceeds from convertible debentures	177,500	248,156
Proceeds from loans payable	129,500	235,500
Payments made for loans payable	(55,000)	(10,000)
Payments made for convertible debentures	-	(29,625)
Capital contribution	-	64,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	275,150	508,531
NET (DECREASE) INCREASE IN CASH	(59,105)	17,413

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(1,011)	(1,393)
CASH - BEGINNING OF YEAR	78,131	62,111
CASH - END OF YEAR	$ 18,015	$ 78,131

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 8,000	$ 13,659
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing activities:
Debt contributed to capital	$ -	$ 30,500
Restructuring of convertible debt	$ 110,000	$ -
Assignment of director salary to loan holder	$ -	$ 150,000
Assignment of loan payable to convertible loan	$ 44,000	$ 100,000
Conversion of convertible notes payable into common stock	$ 67,022	$ 250,500
Conversion of interest expense into convertible notes	$ -	$ 10,667
Conversion of loans payable into common stock	$ -	$ 228,500
Debt discount associated with derivative liability	$ 89,000	$ 164,198
Debt discount associated with convertible debt	$ 112,500	$ 136,560
Conversion of Series 1 preferred stock into common stock	$ 538	$ 98
See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) is an OTC:Pink listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

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

As a further result of the review, the Company has also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Stylar Ltd. dba Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering would position the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

Effective June 11, 2012, the Company entered into an agreement with BrandEntertain. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition.  Upon analysis, on June 11, 2013, the agreement was rescinded.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $10,831,000 and a negative working capital at August 31, 2013 of approximately $2,057,000. The Company has incurred a net loss of approximately $678,000 for the year ended August 31, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RTG Ventures (Europe) Ltd., which is the sole shareholder of Stylar Ltd. All intercompany transactions have been eliminated in consolidation.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2013 and 2012, the Company recognized $7,207 and $0 as allowance for doubtful accounts, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include: collectability of accounts receivable and methods and useful lives for depreciation and amortization as well as certain assumptions in computation of derivative liabilities, such as terms and expected volatility.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of August 31, 2013 and 2012.  Anti-dilutive securities, which consists of shares issuable pursuant to convertible promissory notes, amounted to 60,607,503 and 13,074,879 at August 31, 2013 and 2012, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2013 and 2012, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the years ended August 31, 2013 and 2012, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

Cash is considered to be highly liquid and easily tradable and therefore classified as Level 1 within our fair value hierarchy.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards to employees in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

The Company accounts for non-employee share based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees.  The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

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

The functional currency of the Company's foreign subsidiary is the British pound (GBP).  The conversion rate of the GBP was $1.55 and $1.58 at August 31, 2013 and 2012, respectively.  The average conversion rate of the GBP was $1.56 and $1.57 for fiscal 2013 and 2012, respectively.

Customer Concentration

Three of the Company's customers accounted for approximately 17%, 14% and 12% respectively of its revenues during the year ending August 31, 2013 and three of the Company's customers accounted for approximately 18%, 17% and 12% respectively of its revenues during the year ending August 31, 2012.

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K/A for the year ended August 31, 2013 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		August 31,	August 31,
	Estimated life	2013	2012
Computer and office equipment	3 to 5 years	$8,989	$ 8,379
Less: Accumulated depreciation		(7,074)	(4,092)
		$1,915	$ 4,287

Depreciation expense amounted to $2,982 and $2,247 for the years ended August 31, 2013 and 2012 respectively.

NOTE 4 - LOANS PAYABLE

	August 31,	August 31,
	2013	2012
Loans payable	$492,000	$269,500

During the year ended August 31, 2012, $30,500 of the loan payable was assumed by the Company's Executive Director, and $100,000 was assigned to a non-affiliated, third-party shareholder.  In addition this shareholder purchased $150,000 of debt that was owed to an officer of the Company and funded the Company $235,500. As of August 31, 2012, the Company has issued 1,489,375 common shares as a partial repayment of the debt amounting to $228,499 and made cash payments of $10,000. The balance remaining amounted to $269,500, which is payable to this shareholder, is due on demand and bears no interest.

During the year ended August 31, 2013 a non-affiliated, third-party shareholder loaned the Company $134,500. The debt is due on demand and bears no interest. On January 8, 2013, the shareholder to whom the debt was assigned in the prior year restructured $44,000 of this into a convertible note. On April 30, 2013, the Company repaid $10,000 of principal and $2,000 of interest relating to the outstanding loans and on August 30, 2013, the Company repaid $20,000 of principal and $3,000 of interest relating to the outstanding loans. As of August 31, 2013, the balance due to this shareholder amounted to $330,000 in principal.

Subsequent to August 31, 2013, the Company formalized and modified various demand notes of this shareholder consisting of new interest rate terms and conversion terms.

During the year ended August 31, 2013, the Company and a noteholder of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000 (see Note 5).  The exchange of convertible debt for non-convertible debt qualifies this transaction for accounting treatment as an extinguishment of debt under FASB ASC 470.  Accordingly, a loss on extinguishment of debt of $70,430 was recognized.  As of August 31, 2013, the Company repaid $25,000 relating to this loan. The balance due as of August 31, 2013 amounted to $160,000 and the obligations are currently in default under the terms of the note agreement.

During the year ended August 31, 2013 an investor loaned the Company $15,000. The debt came due one year from issuance and bore interest at 5% per annum. Prior to August 31, 2013, the terms of the notes were modified, among other things, to add conversion features.  This note was reclassified as a convertible debenture as of August 31, 2013.

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2013 and 2012 convertible debentures consisted of the following:

	August 31,
	2013	2012
Convertible debentures	$432,831	$388,351
Unamortized debt discount	(91,243)	(137,709)
Total	$341,588	$250,642

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

In March, April, May and July 2011, the Company entered into agreements with a third party non-affiliate to issue four 8% interest bearing convertible debentures for $203,000 due in nine months (“The 8% Convertible Notes”), with the conversion features commencing 6 months after the loan issuance date. The loans are convertible at an average share price computed on the 30 days prior to conversion. In connection with these debentures, the Company recorded a $180,929 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note or until the note was converted or repaid. As of August 31, 2012 these notes have been converted into 2,663,719 shares of common stock which were sold into the public market under Rule 144 completed April 2012. The Company has recorded amortization expense amounting to $100,533 for the year ended August 31, 2012.

During the year ended August 31, 2012, the Company entered into convertible loans with third party non-affiliates in which $100,000 of debt was assigned from a shareholder and $248,156 was received in cash. These loans bear interest ranging from 0% - 15% and mature in one year or less. They are convertible in six months or less at a discount based on average share prices ranging between 10 and 30 days. As a result the Company recorded $300,758 in debt discount related to the beneficial conversion feature, $164,198 of which was initially recorded as a derivative liability due to the variable convertible terms and $136,560 was recorded in additional paid in capital.  In connection with these debentures, the Company has recorded amortization expense amounting to $263,585 for the years ended August 31, 2012 with $137,709 net discount balance remaining.  As of August 31, 2012, $250,500 of debt was converted into 3,797,719 shares of common stock and $29,625 has been paid in cash. As of August 31, 2012, the balance of the Company’s convertible debt amounts to $250,642, net of discount.

During the year ended August 31, 2013, the Company and a noteholder of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000 this resulted in the amortization of debt discount totaling $71,178.

During the year ended August 31, 2013, the Company entered into convertible loans with third party non-affiliates in which $157,500 was received in cash. In addition, on January 8, 2013, a $44,000 loan payable was assigned to a third party and the debt was restructured as a convertible debt. These loans bear interest ranging from 5% - 12% and mature in one year or less. They are convertible in one year or less at a discount based on average share prices ranging between 10 and 30 days. As a result, the Company recorded $201,500 in debt discount related to the beneficial conversion feature in connection with these debentures, $89,000 of which was initially recorded as a derivative liability due to the variable convertible terms and $112,500 was recorded in additional paid in capital. During the year ended August 31, 2013, the Company has recorded amortization expense amounting to $247,965 with $91,241 net discount balance remaining.  As of August 31, 2013, $67,022 of debt was converted into 2,027,975 shares of common stock. As of August 31, 2013, the balance of the Company’s convertible debt amounts to $321,588, net of discount.

As of August 31, 2013, the Company has convertible loans which matured totaling $132,303. To date the note holders have not requested repayment or provided conversion notices relating to the matured notes.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The aggregate fair value of derivative liabilities at August 31, 2013 and 2012 amounted to $151,329 and $112,828, respectively. In addition, for the years ended August 31, 2013 and 2012, the Company has recorded a gain related to the change in fair value of the derivative liability amounting to $50,499 and $51,370, respectively. At each measurement date, the fair value of the embedded conversion features was based on the binomial method.

Derivative liabilities activity between September 1, 2011 through August 31, 2013:

Beginning balance- September 1, 2011:	$ -

Change in fair value of derivative liability between measurement dates	(51,370)

Fair value of derivative liability at date of issuance	164,198

Balance at August 31, 2012:	112,828

Change in fair value of derivative liability between measurement dates	(50,499)

Fair value of derivative liability at date of issuance	89,000

Balance at August 31, 2013:	$ 151,329

NOTE 7 – ACCRUED COMPENSATION

As of August 31, 2013 and 2012 the Company owes $737,849 and $665,591 respectively, in accrued compensation to certain directors and consultants. The amounts are non-interest bearing.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

Preferred Stock - Series 1 and 2

The designation of the Preferred Stock- Series 1 is as follows:  Authorized 2,000,000 shares, par value of $0.001.  One share of the Company’s Preferred Stock- Series 1 is convertible into 53.04 shares of the Company’s common stock, at the holder’s option but with the Company’s acquiescence, has three votes per share and are in pari passu.

The designation of the Preferred Stock- Series 2 is as follows:  Authorized 2,000,000 shares, par value of $0.001.  One share of the Company’s Preferred Stock- Series 2 is convertible into one share of the Company’s common stock, at the holder’s option but with the Company’s acquiescence, has no voting rights and are in pari passu.

The fair value of the shares of the Company's Preferred Stock is based on the fair value of the Company's underlying shares of its common stock.

The Company issued 533,637 and 521,345 shares of its Preferred Stock- Series 1 Designation   and 0 and 2,000,000 shares of its Preferred Stock- Series 2 Designation to certain officers as compensation of $107,160 and $252,337 during fiscal  2013 and 2012, respectively.

The Company issued 268,337 shares of its Preferred Stock- Series 1 Designation to an officer during fiscal 2012  to satisfy its obligations aggregating $228,929 of accrued compensation.

The Company issued 51,764,918 shares of its common stock in connection with the conversion of 97,596 shares of its Preferred Stock pursuant to the share exchange agreement with Stylar Limited a/k/a Digital Clarity during fiscal 2012

The Company cancelled 2,000,000 shares of its Preferred Stock- Series 2 Designation during fiscal 2013.  The shares were previously issued during fiscal 2012 for a consideration of $219,798.  These shares were originally issued pursuant to the Company's merger agreement with Brand Entertain.  This agreement was rescinded during 2013, resulting in the cancellation of these shares.

The Company issued 41,995 shares of its Preferred Stock- Series 1 Designation with a fair value of $2,673 in satisfaction of a liability amounting to $35,824, during fiscal year 2013.

The Company issued 28,541,514 shares of its common stock in connection with the conversion by an officer of 538,113 shares of its Preferred Stock-Series 1 Designation during fiscal 2013.

The Company issued 2,027,975 and 3,797,719 shares of common stock during fiscal 2013 and 2012 to satisfy approximately convertible notes payable aggregating $67,022 and $250,499, respectively.  Additionally, the Company issued 119,234 shares of its common stock during fiscal 2012 to satisfy $8,120 in accrued interest.  Furthermore, the Company issued 1,489,375 shares of its common stock during fiscal 2012 to satisfy its obligations under loans payable aggregating $228,499, which resulted in additional interest expense of approximately $173,000.

The Company issued 65,000 shares of its common stock for services rendered amounting to $58,500 during fiscal year 2012.  The fair value of the shares was based on the price per share at the date of issuance as traded.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares and per share data in the accompanying financial statements and notes have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

NOTE 9 – CAPITAL CONTRIBUTION

During the year ended August 31, 2013 and 2012 an officer of the Company made contributions of $-0- and $95,000, respectively, of which $30,500 was debt contributed to capital to assist with Company accounts payable and various professional fees. These contributed funds are considered paid in capital.

NOTE 10 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April, 2010 a term sheet was agreed with Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In September 2010 a term sheet was agreed with a company director, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.  The agreement had a three year term and was renewed in September 2013.

In April, 2011 a term sheet was agreed with a Company Officer, Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013.  In conjunction with his appointment to the Company's Board of Directors, the agreement provides for a monthly compensation of $4,500.

In June, 2012 a term sheet was agreed with a Company Officer, Steve Baughman, as Head, US Operations with a sign on bonus of 50,000 preferred shares, compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013.  The Company may award additional stock-based compensation, at its option.

NOTE 11 - INCOME TAXES

For the years ended August 31, 2013 and 2012, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

	Year Ended August 31,
	2013	2012
Benefit computed at statutory rate	$ (230,000)	$ (415,000)
State tax (benefit), net of federal affect	(27,000)	(49,000)
Permanent differences (primarily nondeductible compensation)	105,000	451,000
Increase in valuation allowance	152,000	13,000

Net income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $3.7 million at August 31, 2013 which expire at various times through 2033. A significant portion of these carry-forwards is subject to annual limitations due to "equity structure shifts" or "owner shifts" involving "five percent shareholders" (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral asset is as follows:

	Year Ended August 31,
	2013	2012
Tax benefit of net operating loss carry-forward	$ 1,405,000	$ 1,212,000
Accrued officer compensation	280,000	253,000
Compensation paid with options	-	68,000
Valuation allowance	(1,685,000)	(1,533,000)

Net deferred tax asset	$ -	$ -

NOTE 12 - FOREIGN OPERATIONS

As of August 31, 2013, all of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	$ --	$ 408,505	$ 408,505
Total revenues	$ --	$ 408,505	$ 408,505
Identifiable assets at August 31, 2013	$ --	$ 61,807	$ 61,807

As of August 31, 2012, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2012 and revenues for fiscal 2012 were as follows:

	United States	Great Britain	Total
Revenues	$ --	$ 457,814	$ 457,814
Total revenues	$ --	$ 457,814	$ 457,814
Identifiable assets at August 31, 2012	$ 38,262	$ 105,600	$ 143,862

NOTE 13 - SUBSEQUENT EVENTS

Debt issuance

Subsequent to August 31, 2013, the Company received approximately $400,000 in consideration for the issuance of loans payable.

Debt Modifications

From September 1, 2013 through February 2014, the Company memorialized, formalized and modified various previously issued advances from a non-affiliated, third-party shareholder to the Company totaling approximately $410,000 dated December 2011 through November 2013 with the original creditor (see Note 4). The new terms consisted of a formal agreement with interest rates between 6% and 12% per annum, and conversion terms where the price shall be a 50% discount on the lowest traded price of the Company’s common shares for the five trading days prior to the submission of the conversion notice.  These  transactions are being accounted for as extinguishment of debt.

Debt Conversions

From September 1, 2013 through September 2014, the Company issued approximately 3,575,731,497 shares of common stock.

Increase in Authorized Capital:

On February 21, 2014, the Company raised its authorized capital to 2,000,000,000 common voting shares, and 4,000,000 authorized preferred shares.

On May 21, 2014, the Company raised its authorized capital to 5,000,000,000 common voting shares.

Legal Matters

In February 2014, one of the Company’s lenders filed a lawsuit in the State of New York alleging damages of $337,500 based on breach of contract arising from the Company’s untimely periodic filings effective November 2013.  On September 18, 2014, the court declined to grant the plaintiffs application for default judgment.  The cross-motion by the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days. The Company plans on vigorously defending the litigation.  However, it is possible that the Company will incur a loss of $37,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K/A, our Executive Director, who serves as our Principal Executive Officer and as our Principal Financial Officer, has concluded that our disclosure controls and procedures were effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Executive Director, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

The Company has developed its control process to provide reasonable assurance of: i) reliability of financial reporting; ii) effectiveness and efficiency of operations; iii) compliance with applicable laws, rules, and regulations; [AU §319.06] iv) the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; v) reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and vi) reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements; vii)  reasonable assurances that the Company records, processes, summarizes and reports, within the time periods specified .[17 CFR §240/Exchange Act 13A-15 e) and f)]  In doing this self-assessment, the Company has taken into account the size of the Company and the complexity of the transactions it conducts.  The Company has concluded that the controls and procedures are materially sufficient to comply with the aforementioned internal control processes.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in  this Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 21, 2014, the Company raised its authorized capital to 2,000,000,000 common voting shares, and 4,000,000 authorized preferred shares.

On May 21, 2014, the Company raised its authorized capital to 5,000,000,000 common voting shares.

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

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Neil Gray, Mr. Gray has served as Chairman and Executive Director of DBMM since April 1, 2010. Between 1999 and 2007, Gray was involved as an officer and equity participant of a privately held UK based Healthcare Group. Prior to leaving the group, a stable, conservative growth model was created to establish growth organically and by acquisition through operational knowledge and accurate prediction of cash flow/interest rates within the group’s debt/equity structure. The group’s interests were not restricted to the UK with alliances and interests developed into the European Union. From 1994 to 1999, a “Hands On” approach to operational involvement and investment with personal financial incentives was garnered while working in different cultural and geographical locations. These locations were Africa (South-West and West), South America (Equatorial), Spain (Mainland and The Canary Islands) and the Black Sea. The projects developed and entered into were engineering, textiles and import/export with the UK and EU. The initial development of Gray’s understanding of business strategy was as part of a “think tank” team of individuals in a UK based insurance company between 1989 and 1994. The team’s role was to understand, develop and test their ideas against actuarial professionals. Gray sought out risk management knowledge and understanding of the global business of his employer during this time. Gray’s formative years were spent as an employee of a UK based electrical engineering firm based in Northern England from 1985 to 1989 and in the engineering department of a British Coal deep mine colliery between 1979 and 1985.

Reggie James, As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity. In 2013, he was appointed Co-Chief Operating Officer with Steve Baughman. Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are common place today.

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

Linda Perry, Ms. Perry has served as Executive Director and Chair Nomination/Compensation and Audit Committees since April 1, 2010. She had served as our President, Chief Executive Officer and a Director until March 31, 2010 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world's largest steel, multi-metal, distribution and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a senior executive at ExxonMobil Corporation from 1983-1996, holding general management positions with global responsibility in finance, marketing and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

We believe that all our directors are qualified to serve on our board of directors based on their experience and the diversity of background.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2013, or 2012, except as follows:

Name and principal position	Fiscal year Ended August 31,	$ Salary	$ Bonus	$ Other Compensation	$ Options/SARs	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation

Neil Gray	2013 (1)	0	0	(6)	0	0	0	0
Chairman/Executive Director	2012 (1)	0	0	(5)	0	0	0	0

Fitch Montague McLennan Limited/	2013	(3)	0	(6)	0	0	0	0
Reggie James	2012 (2)	164,509 (2)	0	(5)	0	0	0	0
Executive Director/Senior Vice President

Linda Perry	2013	150,000 (4)	0	(6)	0	0	0	0
Executive Director	2012	150,000 (4)	0	(5)	0	0	0	0

(1)	For the fiscal years ended August 31, 2013 and 2012, Mr. Gray earned $0 each year.

(2)

For the fiscal year ending August 31, 2012, Mr. James earned $164,509 of which $110,509 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(3)

For the fiscal year ending August 31, 2013, Mr. James earned $175,930 of which $121,930 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(4)

For the fiscal years ended August 31, 2013 and 2012, Ms. Perry earned $150,000 each year of which $150,000 has been paid in 2013 and 2012 and in addition, in 2012 $150,000  of accrued salary was purchased by a third party.

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

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Neil Gray*	60,000	0.03%
(2) Reggie James*	26,326,599	13.18%
(3) Steve Baughman*	10,467,040	5.24%
(4) Linda Perry*	16,588,933	8.30%
All Directors and Executive Officers as a Group (4 persons)	53,442,572	26.75%

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

	August 31, 2013	August 31, 2012
Audit Fees(1)	$ 45,000	$ 43,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2013 and 2012.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2013 and 2012.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: September 23, 2014	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 23, 2014	/s/ Linda Perry
Executive Director