Form 10-Q/A
period 2013-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2014-09-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment № 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                            ☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                           ☑Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                ☐ Yes   ☑No

 Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
September 1, 2014	3,613,790,986

EXPLANATORY NOTE:

This Quarterly report for the period ending November 30, 2013, amendment № 1, amends the prior 2013-2014 Q1, filed on February 14, 2014, which contained unreviewed financial statements.  It also amends the filing to furnish an updated Exhibit 101 to the Form 10Q (Interactive Data or XBRL Files).

Item 1. Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2013	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 21,623	$ 18,015
Accounts receivable, net	57,748	35,520
Prepaid expenses and other current assets	1,458	6,357
Total current assets	80,829	59,892

Property and equipment - net	1,582	1,915

TOTAL ASSETS	$ 82,411	$ 61,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 449,836	$ 372,737
Bank overdraft	-	23,150
Accrued salaries	784,854	737,849
Loans payable	419,800	492,000
Derivative liability	302,756	151,329
Convertible debentures, net	244,782	341,588

TOTAL CURRENT LIABILITIES	2,202,028	2,118,653

CONTINGENCIES (Note 10)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 1,000,000,000 shares; 125,528,903and 38,069,488 shares issued and outstanding	125,529	38,069
Additional paid in capital	9,131,626	8,739,662
Accumulated other comprehensive loss	(5,473)	(4,452)
Accumulated deficit	(11,372,169)	(10,831,118)

TOTAL STOCKHOLDERS' DEFICIT	(2,119,617)	(2,056,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 82,411	$ 61,807

See Notes to Consolidated Financial Statements
F-1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended November 30,
	2013	2012

SALES	$ 102,676	$ 137,487

COST OF SALES	50,709	70,275

GROSS PROFIT	51,967	67,212

COSTS AND EXPENSES
General and administrative	46,755	64,803
Compensation expense	195,985	78,600
Legal and professional fees	92,170	95,736
TOTAL OPERATING EXPENSES	334,910	239,139

OPERATING LOSS	(282,943)	(171,927)

OTHER INCOME (EXPENSE)
Interest expense	(230,236)	(75,062)
Loss on derivative liability	(26,427)	(2,883)
Gain on settlement of debt	-	33,151
Other Interest - Modification Expense	(1,445)	-
TOTAL OTHER EXPENSE	(258,108)	(44,794)

NET LOSS	$ (541,051)	$ (216,721)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	(1,021)	429
COMPREHENSIVE LOSS	$ (542,072)	$ (216,292)

NET LOSS PER SHARE
Basic and diluted	$ (0.01)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	100,833,939	7,500,000

See Notes to Consolidated Financial Statements
F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (541,051)	$ (216,721)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Depreciation	827	759
Amortization of debt discount	166,070	57,115
Change in fair value of derivative liability	26,427	2,883
Gain on settlement of debt	-	(33,151)
Interest related to modification of conversion price of debt	1,445	-
Changes in operating assets and liabilities:
Accounts receivable	(22,230)	328
Prepaid expenses and other current assets	4,899	-
Accrued salaries	47,005	35,813
Accounts payable and accrued expenses	77,181	60,778

NET CASH USED IN OPERATING ACTIVITIES	(94,442)	(64,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	-

NET CASH USED IN INVESTING ACTIVITIES	(493)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank overdraft	(23,150)	-
Proceeds from convertible notes payable	-	5,000
Proceeds from loans payable	120,300	44,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	97,150	49,500

NET INCREASE (DECREASE) IN CASH	2,215	(15,096)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	1,393	509

CASH - BEGINNING OF PERIOD	18,015	78,131

CASH - END OF PERIOD	$ 21,623	$ 63,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 67,021	$ -
Conversion of interest expense and fees into convertible notes payable	$ 12,496	$ -
Debt discount associated with derivative liability	$ 125,008	$ -
Other discount associated with convertible debt	$ 152,500	$ -

See Notes to Consolidated Financial Statements
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

The Company entered into an agreement with BrandEntertain. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition.  Upon analysis, on June 11, 2013, the agreement was rescinded and no consideration was received by BrandEntertain.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11.3 million and a negative working capital at November 30, 2013 of approximately $2.1 million. The Company has incurred a net loss of approximately $541,000  and had a net cash outflow from operations of approximately $94,000 for the three months ended November 30, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RTG Ventures (Europe), Ltd., which is the sole shareholder of Stylar Ltd.  All significant inter-company transactions are eliminated.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2013 and August 31, 2013, the Company recognized $7,207 as an allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of November 30, 2013 and 2012.  The anti-dilutive securities, which consists of shares of common stock underlying certain convertible promissory notes amounted to 265,501,725 and 13,074,879 at November 31, 2013 and 2012, respectively.

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

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards to employees in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-60, Equity Based Payments to Non-Employees.  The Company estimates the fair value of stock options by using the Black-Scholes option pricing model.

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		November 30,	August 31,
	Estimated life	2013	2013
		(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(7,901)	(7,074)
		$1,582	$ 1,915

Depreciation expense amounted to $827 and $759 for the periods ended November 30, 2013 and 2012, respectively.

NOTE 4 - LOANS PAYABLE

	November 30,	August 31,
	2013	2013
	(Unaudited)
Loans payable	$419,800	$492,000

During the year ended August 31, 2013 a non-affiliated, third-party shareholder, loaned the Company $134,500. The debt is due on demand and bears no interest. On January 8, 2013, the shareholder assigned $44,000 of debt to a third party and the debt was restructured to a convertible note. On April 30, 2013, the Company repaid $10,000 of principal and $2,000 of interest relating to the outstanding loans and on August 30, 2013, the Company repaid $20,000 of principal and $3,000 of interest relating to the outstanding loans.

During the year ended August 31, 2013, the Company and a noteholder of two convertible debentures totaling $110,000 and accrued interest of $4,570 restructured the convertible notes to a non-convertible loan totaling $185,000. The exchange of convertible debt for non-convertible debt qualifies the transaction for accounting treatment as an extinguishment of debt under FASB ASC 470.  Accordingly, a loss on extinguishment of debt of $70,430 was recognized.  As of August 31, 2013, the Company repaid $25,000 relating to this loan.

During the quarter ended November 30, 2013 a non-affiliated, third-party shareholder, loaned the Company $120,300. The debt is due on demand and bears no interest. On September 4, 2013, the Company amended three loans payable totaling $102,500. The loans were restructured to convertible notes. The convertible notes bear interest at 12% per annum and are convertible at a 50% discount. On October 1, 2013, the Company amended two loans payable totaling $25,000. The loans were restructured to convertible notes. The convertible notes bear interest at 12% per annum and are convertible at a 50% discount. On November 10, 2013, the Company amended a loan payable totaling $60,000. The loan was restructured to a convertible note. The convertible note bears interest at 8% per annum and is convertible at a 50% discount. On November 30, 2013, the Company amended a loan payable totaling $15,000. The loan was restructured to a convertible note. The convertible note bears interest at 6% per annum and is convertible at a 50% discount.

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2013 and August 31, 2013 convertible debentures consisted of the following:

	November 30, 2013	August 31, 2013
	(Unaudited)
Convertible debentures	$447,455	$432,831
Unamortized debt discount	(202,673)	(91,243)
Total	$244,782	$341,588

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

The convertible notes payable mature through November 2014, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at a ratio varying between 50 and 70% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 45 days prior to conversion.  As of November 30, 2013, an aggregate of $143,798 of convertible promissory notes have matured. In addition the Company has convertible loans totaling $75,000 which are in default due to the delay in filing audited August 31, 2013 financial statements. The default is cured when the 10-KA is filed.

During the three-month period ended November 30, 2013, a noteholder of the Company assigned loans payable aggregating $127,500 to third parties whose terms were contemporaneously modified into convertible notes.  During the quarter ended November 30, 2013, the Company amended and restructured several loans payable totaling $202,500 into convertible loans.  As a result, the Company recorded $277,508 in debt discount related to the beneficial conversion feature and embedded conversion features in connection with these convertible notes payable, $125,008 of which was initially recorded as a derivative liability due to the variable convertible terms and $152,500 was recorded in additional paid in capital.

During the three-month period ended November 30, 2013, the Company issued 93,178,812 shares of its common stock to satisfy its obligations under principal repayments aggregating $167,875.  Additionally, the Company issued 5,393,993 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $13,941 and has been recorded as interest expense.

During the three-month period ended November 30, 2012, the Company generated proceeds of $5,000 from the issuance of convertible promissory notes payable.

During the three-month periods ended November 30, 2013 and 2012, the Company recognized approximately $166,000 and $57,000 in amortization of debt discount and approximately $64,000 and $18,000 in interest expense in connection with its convertible notes payable.

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

NOTE 7 – ACCRUED COMPENSATIONAND RELATED TAXES

As of November 30, 2013 and August 31, 2013 the Company owes $784,854 and $737,849 respectively, in accrued compensation to certain directors and consultants. The amounts are non-interest bearing.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

In November 2012, 41,995 shares of Preferred Stock-Series 1 Designation were issued for an accrual to satisfy a debt. These shares are valued at $2,673.

In November 2012, 533,637 shares of Preferred Stock-Series 1 Designation were issued to four officers of the Company. These shares are valued at $27,600.

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

The fair value of such shares was based on the traded price per share of the Company's underlying shares of common stock.

During the three-month period ended November 30, 2013, the Company issued 93,178,812 shares of its common stock to satisfy its obligations under principal repayments of convertible promissory notes aggregating $167,875 which were converted pursuant to the original terms of the notes.  Additionally, the Company issued 5,393,993 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $13,941 and has been recorded as interest expense.

NOTE 9 - FOREIGN OPERATIONS

As of November 30, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2013 and revenues for the quarter ended November 30, 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$137,487	$137,487
Total revenues	$-	$137,487	$137,487
Identifiable assets at November 30, 2013	$284	$82,127	$82,411

As of August 31, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$408,505	$408,505
Total revenues	$-	$408,505	$408,505
Identifiable assets at August 31, 2013	$-	$61,807	$61,807

NOTE 10 - SUBSEQUENT EVENTS

One of the Company’s lenders filed a lawsuit in the State of New York alleging damages of $337,500 based on breach of contract arising from the Company’s untimely periodic filings in November 2013.  On September 18, 2014, the court declined the plaintiff's application for default judgment.  The cross-motion by the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation and is unable to assert the likelihood of the outcome of the allegations.  However, it is possible that the Company will incur a loss of $37,500.

Since December 1, 2013, the Company issued 3,477,148,692 shares of its common stock to satisfy obligations under certain convertible notes payable.

In February 2014 the Company raised its authorized capital to 2,000,000,000 common voting shares, and 4,000,000 authorized preferred shares.

In May 2014, the Company raised its authorized capital to 5,000,000,000 common voting shares.

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

Digital Marketing Services

2013 continues to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital infusion in fiscal year 2014 to grow simultaneously in multiple geographies.

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

Internet usage is poised for explosive growth across Asia, driving massive consumer demand for digital content and services. The biggest challenge for businesses hoping to meet this demand is how to make money while creating low-cost content. According to McKinsey & Co, India and China are driving the next digital revolution via new mobile devices.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $21,623 cash at November 30, 2013.  Our working capital deficit amounted to approximately $2.1 million at November 30, 2013.

During the 2012-2013 and 2013-2014 fiscal years, we migrated the technology in-house and concentrated on activities to grow Digital Clarity organically and by acquisition. We spent fiscal year 2012-2013 establishing a client model for existing and new customers which can be exported geographically, continued the successful model into 2013 and will expand the base in 2014.

QUARTER ENDED NOVEMBER 30, 2013

During the quarter ended November 30, 2013, we used cash in our operating activities amounting to approximately $94,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $541,000 adjusted for the following:

·	Fair value of preferred shares issued of $144,985;
·	Change in fair value of derivative liability of $26,427;
·	Amortization of debt discount of $166,070;
·	Interest related to modification of conversion price of debt of $1,445;
·	Depreciation of $827;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses of approximately $77,000, resulting from slower payment processing due to our financial condition.
·	An increase in our accrued salaries of approximately $47,000, resulting from slower payment processing due to our financial condition.
·	A decrease in our prepaid expenses of approximately $5,000.

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

QUARTER ENDED NOVEMBER 30, 2012

During the quarter ended November 30, 2012, we used cash in our operating activities amounting to approximately $65,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $217,000 adjusted for the following:

·	Fair value of preferred shares issued for bonus of $27,600;
·	Change in fair value of derivative liability of $2,883;
·	Amortization of debt discount of $57,115;
·	Gain on settlement of debt of $33,151;
·	Depreciation of $759;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses of approximately $61,000, resulting from slower payment processing due to our financial condition.
·	An increase in our accrued salaries of approximately $36,000.
·	A decrease in our accounts receivable of $328 resulting from slower collections resulting from slower payment processing due to our financial condition.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in November 2013. On September 18, 2014, the Court declined the plaintiff's application for default judgment. The cross-motion by the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation. However, it is possible that the Company will incur a loss of $37,500 based on penalty clauses in its debt agreement with the plaintiff.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2013-2014 Q1	Employees	16,500,055	Conversion of preferred shares	Reduction of Outstanding Debt	§4 (a) (2)
2013-2014 Q1	Investors	109,028,848	$180,370	Reduction of Outstanding Debt	§4 (a) (2)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On February 21, 2014 the Company raised its authorized capital to 2,000,000,000 common voting shares, and 4,000,000 authorized preferred shares.

On May 21, 2014, the Company rasied its authorized capital to 5,000,000,000 common voting shares.

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
Linda Perry Executive Director