Form 10-Q/A
period 2014-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2014-09-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No 1

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

EXPLANATORY NOTE:

This Quarterly report for the period ending February 28, 2014, amendment № 1, amends the prior 2013-2014 Q2, filed on May 29, 2014, which contained unreviewed financial statements.  It also amends the filing to furnish Exhibit 101 to the Form 10Q (Interactive Data or XBRL files).

Item 1. Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28	August 31,
	2014	2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$ 74,659	$ 18,015
Accounts receivable, net	77,096	35,520
Prepaid expenses and other current assets	1,821	6,357
Total current assets	153,576	59,892

Property and equipment - net	1,296	1,915

TOTAL ASSETS	$ 154,872	$ 61,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 423,128	$ 372,737
Bank overdraft	-	23,150
Accrued salaries	820,944	737,849
Loans payable	324,600	492,000
Derivative liability	795,035	151,329
Convertible debentures, net	457,208	341,588

TOTAL CURRENT LIABILITIES	2,820,915	2,118,653

CONTINGENCIES (Note 11)	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 798,706,788 and 38,069,489 shares issued and outstanding	798,706	38,069
Additional paid in capital	8,641,261	8,739,662
Accumulated other comprehensive loss	(5,356)	(4,452)
Accumulated deficit	(12,101,524)	(10,831,118)
TOTAL STOCKHOLDERS' DEFICIT	(2,666,043)	(2,056,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 154,872	$ 61,807

See Notes to Unaudited Consolidated Financial Statements
F-1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013

SALES	$ 109,763	$ 86,711	$ 212,439	$ 223,958

COST OF SALES	53,833	57,073	104,542	127,287

GROSS PROFIT	55,930	29,638	107,897	96,671

COSTS AND EXPENSES
General and administrative	54,205	54,259	100,715	119,294
Compensation expense	93,643	51,000	289,628	129,600
Legal and professional fees	31,516	60,118	123,686	155,849

TOTAL OPERATING EXPENSES	179,364	165,377	514,029	404,743

OPERATING LOSS	(123,434)	(135,739)	(406,132)	(308,072)

OTHER INCOME (EXPENSE)
Interest expense	(163,642)	(61,724)	(395,569)	(136,693)
Loss on derivative liability	(442,279)	(139,691)	(468,706)	(142,574)
Gain on settlement of debt	-	-	-	33,151
TOTAL OTHER INCOME (EXPENSE)	(605,921)	(201,415)	(864,275)	(246,116)

NET LOSS	(729,355)	(337,154)	(1,270,407)	(554,188)

OTHER COMPREHENSIVE INCOME
Foreign exchange translation	117	(1,652)	(904)	(1,223)
COMPREHENSIVE LOSS	$ (729,238)	$ (338,806)	$ (1,271,311)	$ (555,411)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	472,665,592	7,855,800	409,901,142	7,855,800

See Notes to Unaudited Consolidated Financial Statements
F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,270,407)	$ (554,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Fair value of shares of common stock-interest	47,029	-
Depreciation	1,113	759
Amortization of debt discount	296,443	57,115
Change in fair value of derivative liability	468,706	2,883
Gain on settlement of debt	-	(33,151)
Changes in operating assets and liabilities:
Accounts receivable	(41,576)	328
Prepaid expenses and other current assets	4,536	-
Accrued salaries	83,103	35,813
Accounts payable and accrued expenses	82,659	60,778

NET CASH USED IN OPERATING ACTIVITIES	(183,409)	(402,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	-

NET CASH USED IN INVESTING ACTIVITIES	(493)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank overdraft	(23,150)	-
Proceeds from convertible notes payable	27,000	5,000
Principal repayments of loan payable	(15,000)
Proceeds from loans payable	252,600	44,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	241,450	49,500

NET INCREASE (DECREASE) IN CASH	57,548	(352,563)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(904)	509

CASH - BEGINNING OF PERIOD	18,015	78,131

CASH - END OF PERIOD	$ 74,659	$ (273,923)

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:
Conversion of convertible notes payable into common stock	$ 279,395	$ -
Assignment of notes payable to convertible notes payable	$ 385,000
Debt discount associated with derivative liability	$ 175,000	$ -
Other discount associated with convertible debt	$ 189,259	$ -
Conversion of preferred stock to common stock	$ 26,956
Conversion of accrual to preferred stock	$ -	$ 35,824

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $12.1 million and a working capital deficiency at February 28, 2014 of approximately $2.7 million. The Company has incurred a net loss of approximately $1.3 million for the six months ended February 28, 2014. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary RTG Ventures (Europe), Ltd. which is the sole shareholder of Stylar, Ltd.  All significant inter-company transactions are eliminated.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation, such as amortization of debt discount, which was grouped with interest expense.

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

Anti-Dilutive securities, which consist of shares underlying the convertible promissory notes amounted to 2,660,582,337 and 20,052,658 at February 28, 2014 and 2013, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		February 28,	August 31,
	Estimated life	2014	2013
		(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(8,187)	(7,074)
		$1,296	$ 1,915

Depreciation expense amounted to $1,113 and $759 for the periods ended February 28, 2014 and 2013, respectively.

NOTE 4 - LOANS PAYABLE

	February 28,	August 31,
	2014	2013
	(Unaudited)
Loans payable	$324,600	$492,000

The loans payable are due on demand and non-interest bearing.

During the six-month period ended February 28, 2014, the Company assigned loans payable to a non-affiliated, third party shareholder, aggregating $385,000 to third parties whose terms were contemporaneously modified into convertible notes.

During the six-month period ended February 28, 2014, the Company made principal repayments aggregating $15,000.

During the six-month periods ended February 28, 2014 and 2013, the Company generated proceeds of $252,600 and $44,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2014 and August 31, 2013 convertible debentures consisted of the following:

	February 28, 2014	August 31, 2013
	(Unaudited)
Convertible debentures	$563,435	$432,831
Unamortized debt discount	(126,227)	(91,243)
Total	$437,208	$341,588

The convertible notes payable mature through February 2015, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 50% and 70% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 45 days prior to conversion.  As of February 28, 2014, an aggregate of $365,931 of convertible promissory notes have matured. In addition the Company has convertible loans totaling $75,000 which are in default due to the delay in filing audited August 31, 2013 financial statements. The default is cured when the 10-KA is filed.

During the six-month period ended February 28, 2014, a noteholder of the Company assigned loans payable to a non-affiliated, third party shareholder, aggregating $385,000 to third parties whose terms were contemporaneously modified into convertible notes.

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

NOTE 7 – ACCRUED COMPENSATIONAND RELATED TAXES

As of February 28, 2014 and August 31, 2013 the Company owes $820,944 and $737,849 respectively, in accrued compensation to certain directors and consultants. The amounts are non-interest bearing.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

In September 2013, 508,222 shares of Preferred Stock-Series 1 Designation were converted into 26,956,095 shares of restricted common stick by officers of the Company.

During the six-month period ended February 28, 2014, the Company issued 622,531,098 shares of its common stock to satisfy its obligations under principal repayments aggregating $279,395.  Additionally, the Company issued 111,150,106 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $47,026 and has been recorded as interest expense.

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

NOTE 9 - FOREIGN OPERATIONS

As of February 28, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2014 and revenues for the six-month period ended February 28, 2014 were as follows:

	United States	Great Britain	Total
Revenues	$-	$212,439	$212,439
Total revenues	$-	$212,439	$212,439
Identifiable assets at February 28, 2014	$47,310	$107,562	$154,872

As of August 31, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$408,505	$408,505
Total revenues	$-	$408,505	$408,505
Identifiable assets at August 31, 2013	$-	$61,807	$61,807

NOTE 10 - SUBSEQUENT EVENTS

Since March 1, 2014, the Company issued an aggregate of 2,743,467 shares of its common stock to satisfy obligations under certain convertible promissory notes.

In May 2014, the Company raised its authorized capital to 5,000,000,000 common voting shares.

NOTE 11 – LEGAL MATTERS

One of the Company’s lenders filed a lawsuit in the State of New York alleging damages of $337,500 based on breach of contract arising from the Company’s untimely periodic filings.  On September 18, 2014, the court declined to grant the plaintiff's application for default judgment.  The cross-motion by the Company was granted, and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation and is unable to assert the likelihood of the outcome of the allegations.  However, it is possible that the Company will incur a loss of $37,500.

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

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2014

We had approximately $75,000 in cash at February 28, 2014. Our working capital deficiency amounted to approximately $2.7 million at February 28, 2014.

During the six-month period ended February 28, 2014, we used cash in our operating activities amounting to approximately $183,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.3 adjusted for the following:

·	Fair value of preferred shares issued of $144,985;
·	Change in fair value of derivative liability of $468,706;
·	Amortization of debt discount of $296,443;
·	Fair value of shares issued as payment for interest and related financing fees of $47,029;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $166,000, resulting from slower payment processing due to our financial condition.
·	An increase in our accounts receivable of approximately $42,000, primarily due to the timing of certain revenues during the quarter ended February 28, 2014.

During the six-month period ended February 28, 2014, we generated cash from financing activities of $241,450, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $279,600 offset by principal repayments of loans payable of $15,000 and payment of the bank overdraft of approximately $23,000.

SIX-MONTH PERIOD ENDED FEBURARY 28, 2013

During the six-month period ended February 28, 2013, we used cash in our operating activities amounting to approximately $402,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $554,000 adjusted for the following:

·	Fair value of preferred shares issued for bonus of $27,600;
·	Amortization of debt discount of $57,115;
·	Gain on settlement of debt of $33,151;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $97,000, resulting from slower payment processing due to our financial condition.

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

            For the three and six-month periods ended February 28, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 89% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 11% of our revenues. For the six-month period ended February 28, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 74% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 26% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended February 28, 2014, the increase in our revenues, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from new clients.  During the six-month period ended February 28, 2014, our revenues for that period were at comparable levels with the prior year period.

For the six-month period ended February 28, 2014, cost of sales included advertising, salaries and media spend.   Our cost of sales decreased as a % of the revenues , during the three-month and six-month period ended February 28, 2014, when compared to the prior year periods, primarily from more efficient spending on media spend.

The decrease in general and administrative expenses during the six-month period ended February 28, 2014, when compared to the prior year period, results from streamlining or overhead that the Company undertook at the end of fiscal 2013.  Otherwise, the general and administrative expenses are at similar levels during the three-month period ended February 28, 2014 when compared to the prior year period.

The increase in compensation expense during the six-month period is primarily attributable to a non-recurring grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $145,000.

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

Gain on settlement of debt totaled $0 and $33,151 for the six-month periods ended February 28, 2014 and 2013, respectively.  There were no settlements during the three-month and six-month periods ended February 28, 2014.

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