Form 10-Q/A
period 2014-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2014-09-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No 2

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

 Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: As of September 1, 2014 - 3,613,790,986 shares outstanding.

EXPLANATORY NOTE:

This Quarterly report for the period ending May 31, 2014, amendment № 2, and amends the prior 2013-2014 Q3, filed on July 23, 2014, which contained unreviewed financial statements.  It also amends the filing to furnish an updated Exhibit 101 to the Form 10Q (Interactive Data or XBRL files).

Item 1. Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 56,935	$ 18,015
Accounts receivable, net	40,691	35,520
Prepaid expenses and other current assets	1,493	6,357
Total current assets	99,119	59,892

Property and equipment - net	1,011	1,915

TOTAL ASSETS	$ 100,130	$ 61,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 414,233	$ 372,737
Bank overdraft	-	23,150
Accrued salaries	879,244	737,849
Loans payable	234,300	492,000
Derivative liability	275,929	151,329
Convertible debentures, net	488,423	341,588

TOTAL CURRENT LIABILITIES	2,292,129	2,118,653

CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 2,000,000 shares issued and outstanding	-	-
Common stock, par value .001; authorized 5,000,000,000 shares; 1,789,764,483 and 38,069,489 shares issued and outstanding	1,789,763	38,069
Additional paid in capital	7,880,879	8,739,662
Accumulated other comprehensive loss	(6,627)	(4,452)
Accumulated deficit	(11,856,884)	(10,831,118)

TOTAL STOCKHOLDERS' DEFICIT	(2,191,999)	(2,056,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100,130	$ 61,807

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013

SALES	$ 79,902	$ 105,893	$ 292,341	$ 329,772

COST OF SALES	47,561	53,062	152,103	180,076

GROSS PROFIT	32,341	52,831	140,238	149,696

COSTS AND EXPENSES
General and administrative	64,792	35,593	165,507	153,076
Compensation expense	89,999	51,000	379,627	180,600
Legal and professional fees	76,886	(156,054)	200,572	(195)

TOTAL OPERATING EXPENSES	231,677	(69,461)	745,706	333,481

OPERATING LOSS	(199,336)	122,292	(605,468)	(183,785)

OTHER INCOME (EXPENSE)
Interest expense	(147,129)	(163,406)	(542,698)	(301,460)
Gain on derivative liability	591,106	174,189	122,400	31,615
Gain on settlement of debt	-	-	-	33,151
TOTAL OTHER INCOME (EXPENSE)	443,977	10,783	(420,298)	(236,694)

NET INCOME (LOSS)	$ 244,641	$ 133,075	$ (1,025,766)	$ (420,479)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	(1,271)	(662)	(2,175)	(1,885)
COMPREHENSIVE INCOME (LOSS)	$ 243,370	$ 132,413	$ (1,027,941)	$ (422,364)

NET INCOME (LOSS) PER SHARE
Basic	$ 0.00	$ 0.02	$ (0.00)	$ (0.05)
Diluted	$ (0.00)	$ (0.01)	$ 0.00	$ (0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	1,294,235,636	7,855,800	625,407,388	7,855,800

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,025,766)	$ (420,479)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for compensation	-	27,600
Fair value of preferred shares issued for bonus	144,985	-
Fair value of shares of common stock-interest	72,480	-
Depreciation	1,398	2,098
Amortization of debt discount	417,592	170,967
Change in fair value of derivative liability	(122,400)	(31,615)
Gain on settlement of debt	-	(33,151)
Additional compensation for debt restructuring	-	70,430
Reversal of preferred shares cancelled	-	(219,798)
Changes in operating assets and liabilities:
Accounts receivable	(5,171)	(3,796)
Prepaid expenses and other current assets	4,860	-
Accrued salaries	141,395	86,994
Accounts payable and accrued expenses	73,765	90,690

NET CASH USED IN OPERATING ACTIVITIES	(296,862)	(260,060)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(493)	(417)

NET CASH USED IN INVESTING ACTIVITIES	(493)	(417)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(23,150)	-
Proceeds from convertible notes payable	149,000	125,000
Principal repayments of loan payable	(40,000)	(15,000)
Proceeds from loans payable	252,600	104,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	338,450	214,500

NET INCREASE (DECREASE) IN CASH	41,095	(45,977)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(2,175)	(1,964)

CASH - BEGINNING OF PERIOD	18,015	78,131

CASH - END OF PERIOD	$ 56,935	$ 30,190

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 2,000
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 399,228	$ 69,396
Assignment/Modification of notes payable to convertible notes payable	$ 450,300	$ 110,000
Debt discount associated with derivative liability	$ 247,000	$ -
Beneficial conversion feature	$ 274,650	$ 80,000
Conversion of preferred stock to common stock	$ 26,956	-
Conversion of accrual to preferred stock	$ -	$ 2,673

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11.9 million and a working capital deficiency at May 31, 2014 of approximately $2.2 million. The Company has incurred a net loss of approximately $1.2 million for the nine months ended May 31, 2014, 2013. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Anti-dilutive securities, which consist of shares underlying the convertible promissory notes amounted to 2,769,755,822 and 24,175,488 at May 31, 2014 and 2013, respectively.

The numerator for the diluted net loss per share for the three-month periods ended May 31, 2014 and 2013 has been adjusted for the gain on derivative liability of $591,106 and $174,189 respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31,  2014, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31,  2014 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the nine-month period ended May 31,  2014 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		May 31,	August 31,
	Estimated life	2014	2013
		(Unaudited)
Computer and office equipment	3 to 5 years	$9,483	$ 8,990
Less: Accumulated depreciation		(8,472)	(7,075)
		$1,011	$ 1,915

Depreciation expense amounted to $1,398 and $2,098 for the nine-month periods ended May 31, 2014 and 2013, respectively.

NOTE 4 - LOANS PAYABLE

	May 31,	August 31,
	2014	2013
	(Unaudited)
Loans payable	$234,300	$492,000

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

During the nine-month period ended May 31, 2014 and 2013, the Company generated proceeds of $252,600 and $104,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At May 31, 2014 and August 31, 2013 convertible debentures consisted of the following:

	May 31, 2014	August 31, 2013
	(Unaudited)
Convertible notes payable	$610,902	$432,831
Unamortized debt discount	(122,479)	(91,243)
Total	$488,423	$341,588

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

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

Nine-Months Periods Ended

	May 31, 2014	May 31, 2013
Effective Exercise price	$.0003-.0008	$0.0004-0.0172
Effective Market price	$.0003-.0008	$.0006-.0153
Volatility	171-179%	157-411%
Risk-free interest	.13%	0.04-.13%
Terms	90 days	1-365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month periods ended May 31, 2014 and 2013 are as follows:

Balance at September 1, 2012	$ 112,828
embedded conversion features at issuance	45,000
changes in fair value of derivative liabilities	(31,615)
Balance at May 31, 2013	$ 126,213

Balance at September 1, 2013	$ 151,329
embedded conversion features at issuance	247,000
changes in fair value of derivative liabilities	(122,400)
Balance at May 31, 2014	$ 275,929

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

During the nine-month period ended May 31, 2014, the Company issued 622,531,098 shares of its common stock to satisfy its obligations under principal repayments aggregating $279,395.  Additionally, the Company issued 111,150,106 shares of its common stock pursuant to subsequent pricing reset provisions and to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $47,026 and has been recorded as interest expense.

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

NOTE 8 - FOREIGN OPERATIONS

As of May 31, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2014 and revenues for the nine-month period ended May 31, 2014 were as follows:

	United States	Great Britain	Total
Revenues	$-	$292,341	$292,341
Total revenues	$-	$292,341	$292,341
Identifiable assets at May 31, 2014	$1,011	$1,011	$100,130

As of August 31, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	$-	$408,505	$408,505
Total revenues	$-	$408,505	$408,505
Identifiable assets at August 31, 2013	$-	$61,807	$61,807

NOTE 9 - LEGAL MATTERS

In February 2014, one of the Company's lenders filed a lawsuit in the State of New York alleging damages of $337,500 based on breach of contract arising from the Company's untimely public filings in November 2013.  On September 18, 2014, the Court declined to grant the plaintiff's application for default judgment.  The cross-motion by the Company was granted, and the lender was directed to file a certified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation and is unable to assert the likelihood of the outcomes of the allegation.  However, it is possible that the Company will incur a loss of $37,500.

NOTE 10 - SUBSEQUENT EVENTS

Since June 1, 2014, the Company issued an aggregate of 1,824,026,503 shares of its common stock to satisfy obligations under certain convertible promissory notes.

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

NINE-MONTH PERIOD ENDED MAY 31, 2014

We had approximately $57,000 in cash and our working capital deficiency amounted to approximately $2.2 million at May 31, 2014.

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

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2014 impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation, of approximately $215,000, resulting from slower payment processing due to our financial condition.

During the nine-month period ended May 31, 2014, we generated cash from financing activities of $338,450, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $401,600 offset by principal repayments of loans payable of $40,000 and payment of the bank overdraft of approximately $23,000.

NINE-MONTH PERIOD ENDED MAY 31, 2013

During the nine-month period ended May 31, 2013, we used cash in our operating activities amounting to approximately $260,060. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $420,000 adjusted for the following:

·	Amortization of debt discount of $170,967;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	An increase in our accounts payable and accrued expenses, including accrued compensation of approximately $178,000, resulting from slower payment processing due to our financial condition.

During the nine-month period ended May 31, 2013, we generated cash from financing activities of $214,500, which consist of the proceeds from the issuance of loans and convertible debt totaling $229,500 and offset by prinicipal payments of loans payable totaling $15,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three and Nine-month periods Ended May 31, 2014 and 2013

Unaudited Consolidated Operating Results

			Increase/	Increase/			Increase/	Increase/
	For the Three Months Ended May 31,		(Decrease)	(Decrease)	For the Nine Months Ended May 31,		(Decrease)	(Decrease)
	2014	2013	$ 2014 vs 2013	% 2014 vs 2013	2014	2013	$ 2014 vs 2013	% 2014 vs 2013

SALES	$ 79,902	$ 105,893	$ (25,991)	-25%	$ 292,341	$ 329,772	$ (37,431)	-11%

COST OF SALES	47,561	53,062	(5,501)	-10%	152,103	180,076	(27,973)	-16%

GROSS PROFIT	32,341	52,831	(20,490)	-39%	140,238	149,696	(9,458)	-6%

COSTS AND EXPENSES
General and administrative	64,792	35,593	29,199	82%	165,507	153,076	12,431	8%
Compensation expense	89,999	51,000	38,999	76%	379,627	180,600	199,027	110%
Legal and professional fees	76,886	(156,054)	232,940	NM	200,572	(195)	200,767	NM

TOTAL OPERATING EXPENSES	231,677	(69,461)	301,138	NM	745,706	333,481	412,225	124%

OPERATING LOSS	(199,336)	122,292	321,628	NM	(605,468)	(183,785)	421,683	NM

OTHER INCOME (EXPENSE)
Interest expense	(147,129)	(163,406)	(16,277)	NM	(542,698)	(301,460)	241,238	NM
Gain on derivative liability	591,106	174,189	(416,917)	239%	122,400	31,615	(90,785)	287%
Gain on settlement of debt	-	-	-		-	33,151	(33,151)	NM
TOTAL OTHER INCOME (EXPENSE)	443,977	10,783	(433,194)	NM	(420,298)	(236,694)	183,604	NM

NET LOSS	$ 244,641	$ 133,075	$ (111,566)	NM	$ (1,025,766)	$ (420,479)	$ 605,287	NM

NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

           For the three and nine-month periods ended May 31, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 96% and 93% of our revenues during the three and nine-month period ended May 31, 2014. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 4% and 7% of our revenues during the three and nine-month period ended May 31, 2014. For the three and nine-month periods ended May 31, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 85% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 15% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month and nine-month periods ended May 31, 2014, the decrease in our revenues, when compared to the prior year periods, is primarily attributable to a decrease in volume of transactions from Search Engine Optimization and Web Design Services during the three-month period ended May 31, 2014.

For the three and nine-month periods ended May 31, 2014, cost of sales included advertising, salaries and media spend.   Our cost of sales decreased during the three-month and nine-month period endeds May 31, 2014, when compared to the prior year periods, primarily as a result of a corresponding decrease in revenues

The increase in general and administrative costs during the three and nine-month periods ended May 31, 2014, when compared to the prior year period, results from additional travel expenses incurred during the three-month periods ended May 31, 2014 in connection with business development activities.

The increase in compensation expense during the three and nine-month periods ended May 31, 2014 is primarily attributable to a non-recurring grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $145,000 for the three month period ended May 31, 2014.  Additional compensation realted to the new Co-Chief Operating Officer which occured after May 31, 2013, but was in effect for the three-month period ended May 31, 2014.

The increase in legal and professional fees during the three-month period and nine-month period ended May 31, 2014 when compared to the comparable prior year periods is primarily due to the cancellation of the arrangement with BrandEntertain recognized during the three-month period ended May 31, 2013, which resulted in the cancellation of 2,000,000 series2 Preferred shares recorded at a carrying value of approximately $220,000 and the timing of performance of services by certain of our professionals which did not occur during the three-month period ended May 31, 2014, but which, rather, will be incurred in later quarters.

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

Gain on settlement of debt totaled 33,151 for the nine-month period ended May 31, 2013.  There were no settlements during the three-month and nine-month period ended May 31, 2014.

The gain on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

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