Form 10-K
period 2014-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2015-02-17
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2014

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

(Issuer’s telephone number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $708,011 on February 28, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: Outstanding as of January 30, 2015 4,314,974,767

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980).

None

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No  X.

FORM 10-K
For the Fiscal Year Ended August 31, 2014
TABLE OF CONTENTS
		Page
PART 1

Item 1.	Description of Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	7
Item 2:	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6.	Selected Financial Data	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 8.	Consolidated Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A (T).	Controls and Procedure	34
Item 9B.	Other Information	-

PART III

Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions	37
Item 14.	Principal Accountant Fees and Services	37

PART IV

Item 15.	Exhibits	38

Signatures		39

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

Item 1. Description of Business

General

Digital Brand Media & Marketing Group, Inc. (“we”, “us”, “our”, “DBMM”, “DBMM Group”, the “Company”) f/k/a RTG Ventures, Inc. (“RTG”) is an OTC:PK listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

On March 20, 2007, we entered into a Share Exchange Agreement (the “Agreement”) with Atlantic Network Holdings Limited, New Media Television (Europe) Limited (“NMTV”), and Certain Outside Stockholders to acquire all of the outstanding shares of NMTV. Atlantic Network Holdings Limited is a Guernsey company limited by shares and NMTV is a United Kingdom private company limited by shares. The transaction was subject to the fulfillment of certain conditions, including the satisfactory completion of the audit of NMTV’s financial statements for each of its past three fiscal years.  The conditions of closing were not met by ANHL and the agreement was rescinded via 8-K/A on March 30, 2010.

DBMM entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders converted the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provided a share price of $0.016083. The methodology provided a valuation of 4X net profit. All preferred stock was held by DBMM’s transfer agent for the 12 month period ending September 3, 2011. All voting shares were held by management.

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

As a further result of the review, the Company also agreed to strategically focus on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce, leveraging a technology offering positions the Company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most of the digital economy focusing on areas such as Search Page Engine Marketing (Google, Yahoo! & Bing),

Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

Digital Clarity is a trading brand for Stylar Limited, a wholly owned company of DBMM, through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

•

SearchEngine Marketing –for search engines like Google, Yahoo etc.

•

WebDesign –building sites for web, mobile and tablet devices

•

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

The Company is rolling out the services of both the technology and marketing  service offering of the business from its current base in London, England, and during 2013 into larger markets in the United States, namely Los Angeles and New York. The intent in fiscal year 2015 is to continue to grow into many geographic areas in order to develop additional revenue streams following the model developed this year.

Fiscal year 2014 reflected the Company’s continued progress by being awarded contracts for a number of new clients in the search marketing sector. One of the successful contract models for Digital Clarity strategizes as a full digital marketing and technology consultancy from design following analysis of client’s analytics, then executing and stewarding the evolution of the model. The Company’s mantra is, “ROI is our DNA,” and continues its business development by leveraging those relationships.

Sales and Marketing

Our sales team focuses on adding new advertisers to our business, while our business development and partnership initiatives focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, reseller partnerships, online acquisition, and referral agreements. The Directors also take an active role in business development

Research and Development

The Company has a strong forward looking focus in building out a robust and lean platform that will provide revenue generation through the business model described.

There is a current need for investment in building out the development team and creating a proprietary infrastructure to scale and evolve the technology platform and to market to end users.

Employees

As of August 31, 2014 the Company had five full-time employees.

Competition

There is strong competition in the digital marketing arena, though with the right level of investment and marketing, Digital Clarity has a confident outlook in using its experience to win new business in both local and international markets. DBMM has significant business relationships in place.

DBMM Group’s Current Markets

•

Entertainment/Fashion/Sports/Automotive/Ecommerce Technology Solutions

•

Digital Marketing Strategic Consulting Services

The Growth of Social Technology and Search

THE MARKET ENVIRONMENT –SEARCH

Businesses now spend 37% of total marketing budget on paid search

100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
9%
36%
55%
5%
44%
51%
4%
45%
51%
17%
41%
42%
Paid search (pay per click)
SEO
Social media marketing
Display advertising
Increase
Stay the same
Decrease
Econsultancy
Digital Marketing Excellence

Digital Marketing Services

Digital Clarity is a specialist Digital Marketing Agency that has been at the forefront of online marketing. The company is a multi-service digital marketing agency who specializes in creating effective strategies and campaigns for clients and agencies across a wide range of verticals.

Specializing in Search Engine Marketing, Web Design, Social Media including Digital Analysis, the company works with both major brands and medium-sized companies to help leverage online brand presence and new customer acquisition strategy.  Digital Clarity also delivers consultancy and strategy planning for both client companies and advertising agency partners.

The Company Profile:

•

Revenue Generating Company

•

Cash Flow Positive

•

Experienced Team

•

Strong Client Base

•

Centers of Excellence Today –US & Europe

•

Future Geographic Reach –UAE & Asia

•

Reach to Celebrity & A-List Performers

•

Established Relationships with Media Groups like Google

•

Poised for the Growth in Digital Marketing & Advertising

Services Offered by Digital Clarity continue to grow with client relationships. Led by the Head of US Operations, Steve Baughman, the Company has begun to leverage with an objective to potentially integrate his music and entertainment contacts to help build on its existing service offering.

Pay per Click Advertising (PPC)

Pay per click (PPC) (also called Cost per click) is an Internet advertising model used to direct traffic to websites, where advertisers pay the publisher (typically a website owner) when the ad is clicked. With search engines, advertisers typically bid on keyword phrases relevant to their target market. Content sites commonly charge a fixed price per click rather than use a bidding system. PPC “display” advertisements are shown on web sites with related content that have agreed to show ads.

 Search Engine Optimization (SEO)

Search engine optimization (SEO) is the process of improving the visibility of a website or a web page in search engines via the “natural” or un-paid (“organic” or “algorithmic”) search results. In general, the earlier (or higher ranked on the search results page), and more frequently a site appears in the search results list, the more visitors it will receive from the search engine’s users. SEO may target different kinds of search, including image search, local search, video search, academic search, news search and industry-specific vertical search engines.

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

Web Design & Development

To lead a highly competitive environment, the process of planning and creating a website requires both art and technology prowess. Text, images, digital media and interactive elements are used by Digital Clarity’s designers to produce the page seen on the web browser.  As a whole, the process of web design can include conceptualization, planning, producing, post-production, research, and advertising. The site itself can be divided into pages. The site is navigated by using hyperlinks; commonly these are blue and underlined but can be made to look like anything the client wishes.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM’s corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The Company has an annual renewable lease. In April 2012, Stylar Limited (a//k/a Digital Clarity) entered in to a 5 year lease. Under the terms of the current lease the annual base rent is approximately $17,000. This office is located in the UK.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff’s application for default judgment.  The cross-motion for the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation.

 ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for quotation on the OTC:PK under the symbol “DBMM”.

Per Share Market Price Data

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by on PinkSheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2014:	High	Low
First Quarter	$0.0249	$0.0007
Second Quarter	$0.0018	$0.0002
Third Quarter	$0.0009	$0.0002
Fourth Quarter	$0.0003	$0.0001

Year Ended August 31, 2013:	High	Low
First Quarter	$0.06	$0.05
Second Quarter	$0.035	$0.035
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.018	$0.01

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

Recent issuances of Unregistered Securities

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration

2013-2014 Q4	Investors	1,824,026,503	$89,396	Reduction of Outstanding Debt	§4 (a) (2)

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

Background

DBMM is an OTCPK listed company. Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. It was unanimously agreed that the company would adopt a lean approach that focused on the relationships and partnerships. To that end, the Company has added significant partnerships through Letters of Intent, Joint Ventures and various collaborative structures involving revenue sharing arrangements.

Operations Overview/Outlook

Operationally, 2014 has been important in continuing the direction of the Company and steering it toward a scaled, sustainable growth plan. The model developed in fiscal 2013 has been reinforced and is differentiating to clients, therefore, the model will continue into fiscal 2015.

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

In fiscal year 2015, the Company will continue to focus on the positive results of the last year and use that model to expand geographic reach with existing and new partners.

Digital Marketing Services

2014 continues to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital infusion in fiscal year 2015 to grow simultaneously in multiple geographies.

As a foundation, the financial review showed that Digital Clarity continued to be revenue generating and remained cash flow positive.

Key Milestones

During 2014, Digital Clarity continued to make inroads into established and emerging markets. In the latter part of 2014, American Green (OTC:PK:ERBB) became a new client as a market leader as one of the fastest-growing companies in the marijuana industry.

American Green was the first publicly-traded company medical marijuana dispensary brand in the world and currently has over 50,000 shareholders. It is now embarking on the strategy to become a major participant in the expanding medical and adult use cannabis market on a national scale.

American Green continues to offer retailing, branding and cultivating strategies in conjunction with its ongoing business with various licensed medical marijuana medical and retail dispensaries. The company has consulted with dispensary operators in California, Colorado, Washington and Arizona. Being located in Arizona, a very effectively regulated medical marijuana (MMJ) market, American Green is focusing on providing goods and services that operators of licensed non-profit MMJ dispensaries in regulated environments require. This strategy will allow American Green to further penetrate the market and to leverage its existing brands, products and services. As a result, the ZaZZZ™ network is being adapted to sell non MMJ products to customers of MMJ dispensaries; lines of non-MMJ, hemp-based products are in development; online communities, products and services are being created; and consulting opportunities involving compliance, business development and financial services have been identified.

American Green Clothing: The Company is currently selling clothing and accessories under the American Green brand. The Company is working toward developing a full line of clothing and accessories under the American Green brand for traditional brick and mortar sales, as well as through ZaZZZ™ and MMJ dispensary networks. All products are available through web-based purchase at www.AmericanGreen.com.

Another example is representative of the diversity of client base, DBMM's approach using a client's analytics, and executing an individualized model to increase ROI as the prime objective.

Tutti Dynamics developed an interactive media player that enables audiences to engage with the world's masters in the arts and sciences. Tutti represents the future of next-generation media. More information about Tutti's immersive media player can be found at www.tuttidynamics.com.

In 2013, DBMM identified a collaboration with Video Media Holdings, Inc. (VMS) to become its reseller in Europe with other revenue streams being explored as well. The value proposition for VMS strengthens DBMM's offering to its clients. VMS Holdings, Inc. develops a mobile application for sharing videos. Its mobile application allows companies and users to send and receive video content to and from a mobile phone; subscribe for a favorite celebrity, actor, TV channel, or team and get video updates; and create your own channel and become a broadcaster, as well as serves as a tool for mobile marketing and sales. The company's mobile application is available for Android, BlackBerry, iPhone, and Symbian devices. It distributes its mobile application through distributors, and mobile device and application stores in Africa, Europe, Asia, North America, and South Africa. It serves mobile operators and media companies, government organizations and law enforcement agencies, premium content providers and retailers, sports clubs, and celebrities worldwide.

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

These client relationships illustrate the execution of DBMM's strategic direction which strengthens then the Company through its revenue-sharing strategic alliances resulting in additional revenue streams.

Many clients such as Mercedes Benz, UK, Wharfside and Duvet & Pillow Warehouse have experienced increases in revenue and increases in conversion as a result of Digital Clarity's strategic direction. These case studies are excellent resources for new clients and illustrate the mantra of "ROI is our DNA".

“DBMM’s Digital Clarity Selected to Conduct Survey” – Results Reported by BBC & Huffington Post

Huffington Post Article Entitled: “Internet Addiction Disorder – Yes, It’s a Real Thing.” (http://huff.to/1rSyzSX)

Digital Clarity Named in Top Ten Best Social Media Marketing Firms in the UK for 2013

“Topseos.co.uk , an independent research firm, revealed the listing of the top 10 best social media marketing agencies in the UK based on their strength and competitive advantage. Social media marketing companies are put through a methodical analysis to ensure the rankings contain the absolute best companies the search marketing industry has to offer.”

Digital Clarity was awarded a spot in the top 10. The process for researching and declaring social media marketing agencies in the UK is based on the use of a set of analysis criteria and learning more about their solutions and their communications with their customers through references. The teso.co.uk independent analysis team communicates directly with the clients in order to inquire about the solutions and achievement from the client’s perspective.

Key Differentiators

2014 has been about establishing strong foundations by continuing to streamline operations and assessing activities on a cost benefit basis while developing new client relationships and revenue streams to be a differentiating digital marketing and technology provider. This focus has allowed the Company to enhance brand value for its clients. 2015 will continue to be about growth and outreach utilizing five key differentiators:

1

Brand enhancement

2.

Search

–

PPC

–

SEO

3.

Design

4.

Social media

5.

Analytics

1.  STRENGTHS: BRAND ENHANCEMENT

Digital Clarity is an evolving Strategic Brand Consultancy that crafts, designs and executes digital marketing strategies across multiple ad platforms and social media networks for a broad array of clients to help each of them establish a uniform brand identity across the digital universe.

As the online world becomes more sophisticated and complex, Digital Clarity concentrates on core areas that help business navigate through an often confusing mosaic choice of systems and platforms. Focusing on the areas of Search, Social Media and Design, all of Digital Clarity work is underpinned by a unique understanding of Analytics. This aspect is often a missed piece of the jigsaw that makes up the digital marketing mix. The five differentiators, presented to clients as an integrated model, result in being selected over competition in the majority of presentations.

CORE AREAS:

SEARCH

We will put together a plan for the most effective marketing strategy to get the best results for your business.

SEE MORE

SOCIAL

Detailed and specific style guide that covers all of your brand to ensure that anything produced in the future is on brand.

SEE MORE

DESIGN

ANALYTICS

.

2.  STRENGTHS: SEARCH:

– PPC

Definition:

PPC stands for Pay-per-Click Advertising. It is an abbreviation for a number of search advertising platforms, of which the mostly widely used is Google AdWords. PPC is one of the most effective online marketing services available, generating instant activity and instant results for new or existing websites.

The real beauty of PPC is that you only pay for an ad when a potential customer clicks on it, meaning you can bring people to your site for mere pennies while ensuring your traffic is relevant and targeted at people who are looking for your service or product. Additionally, PPC is highly measurable and can be closely monitored, allowing your business to keep a close eye on return-on-investment (ROI).

The major platforms used for PPC are:

•

Google AdWords (Global)

•     Microsoft Bing (Yahoo & Bing)

•

Yandex (Russia)

•

Baidu (China)

•

AdWords Audit

Key Areas of Service:

•

Budget Management

•

Keyword Research

•

Conversion Rate Optimization

•

Bid Optimization

•

Dedicated PPC Management

As an elite consultancy, Digital Clarity has extensive experience of running PPC management and implementation ranging from small independent businesses with one or two ad campaigns to multi-national ecommerce websites which utilize hundreds of ads and thousands of keywords. Whatever the nature and size of the account, Digital Clarity understands the importance of utilizing a programmatic, well-defined approach:

•

Strategy. By understanding your business, demographics and audience, Digital Clarity can help to make sure that campaigns hit the ground running from day one.

•

Implementation. Digital Clarity uses experience to put in place the best structure, keywords, ad copy and bidding strategies to maximize the effectiveness of your account.

•

Optimization. Digital Clarity rigorously interrogates and checks our client accounts to ensure optimal performance, with regular reviews of all aspects of your campaigns.

•

Reporting. By defining and explaining the numbers of your account, Digital Clarity provides the information needed to steer things in the right direction for business.

2.  STRENGTHS: SEARCH:

– SEO

Definition:

When customers look for service on Google or another search engine, they might find a client company’s business – or they might find a competitor. SEO (Search Engine Optimization) is the process by which you can help ensure that your site appears first in the rankings. These rankings are determined by the search engine’s algorithms: programs which trawl the internet indexing details about each site, in order to deliver relevant results when people search. If your website does not perform well according to the algorithm’s criteria, your rank will be lower, and people will not be able to find your site; this is what makes partnering with the right SEO agency such a crucial part of your digital marketing activity.

Digital Clarity is at the vanguard of this sector, having implemented countless SEO plans for a broad array of clients in a number of different industries. These plans included:

  Onsite Technical Audit
  Quality Content Creation
  Meta, Tags & Technical Optimization
  Website Structure
  Use of Optimum Keywords
  Link Building & Referrals
  Social Media Integration

Search Algorithms

SEO strategy is changing all the time, and the rate of change has picked up dramatically in the last 12-18 months. Changes to the Google algorithm in particular have shifted the landscape of search optimization, including named updates such as Penguin, Panda, and Hummingbird. These changes can have huge consequences: well-performing sites can lose visibility and poor performers can gain it, literally overnight. It is therefore absolutely essentially that a website’s SEO is closely curated and managed, making sure one is always ahead of the curve.

SEO Can Deliver Results for Business

By applying website optimization to your site for better search engine performance, you will gain more traffic and brand recognition as more and more people are able to find you online. This in turn allows more sales and conversions, leading to higher profits and better return on your digital investment. Contact our team today to find out how we can improve your performance.

SEARCH ENGINE OPTIMIZATION INTEGRATION

Organizations are more likely to integrate content marketing with SEO than they are with any other digital marketing discipline.

45% of all company respondents say content marketing is 'highly integrated' with SEO efforts. Meanwhile, agencies perceive higher levels of integration in content marketing than their clients.

51% of agencies state content marketing is 'highly integrated' with SEO efforts.

SEO Efforts that are Highly Integrated with Digital Marketing Disciplines

60%
50%
40%
30%
20%
10%
0%
45%
51%
24%
31%
23%
27%
16%
16%
13%
13%
13%
10%
Content
Paid search
Social media
Mobile
Email
Digital display
Companies
Agencies

3.  STRENGTHS: DESIGN:

Definition:

Web design encompasses many different skills and disciplines in the production and maintenance of websites.

A site can be the most functional, user-friendly and search-optimized in the world; if people don't like the look of it, they will counce off your page and never come back.  Making sure a site looks good and that it reflectes your brand company identity is the difference between success and failure, and having a goo web design agency on your side is more important than ever.

Web Design Services:

•

e-Commerce

•

Device Compatibility

•

Web Development

•

Mobile Compatibility

•

Process & Planning

•

Content Management System (CMS)

•

Version Control

Changes in the Last Few Years

With the rise of mobile devices and tablets, the game has changed. It’s no longer enough for your site to look great on a PC; it has to be able to scale from a widescreen view of a modern flat screen monitor to the narrow portrait of an Android mobile screen; it has to spin and rotate with the movements of an iPad. This aspect of website design is called ‘responsiveness,’ and in the last few years has gone from being ‘nice to have’ to absolutely essential, necessitating a complete website redesign in many cases. Digital Clarity have years of experience in building functional, beautiful websites which work across all devices.

Digital Clarity’s Unique Proposition

Specialist creative agencies are great at making things pretty and applying their own methodologies and ideas to client websites. Digital Clarity takes a different approach: combining a client’s ideas, vision and brand identity with our experience and expertise to produce sites which perfectly blend form and functionality. Additionally, Digital Clarity does not design in a bubble; the sites built integrate seamlessly with PPC campaigns, SEO activity, and are fully optimized to perform as part of a greater whole. Digital Clarity does not just build websites; the company’s role as a website design agency is part of a holistic approach which will help achieve the overall business goal.

4.  STRENGTHS: SOCIAL MEDIA:

Definition

Social media refers to sites where users interact with each other on a large scale, including Facebook, Twitter, LinkedIn, Pinterest, Imgur, Tumblr and many others. Begun as a social phenomenon, the growth in use of social media sites over the past decade has made it impossible to ignore for any brand or business.

  Social Media Audit
  Content Creation
  Social Media Management
  Social Media Set Up
  Reporting
  Blog Writing
  Content Strategy
  Reputation Management
  Social Media Advertising

The Need for Social

Social media can help achieve business goals by allowing greater engagement with your customer base, audience and stakeholders. Your company doesn’t just need a brand anymore: it needs a face, a voice, and maybe even a heart. As well as being a central component of how your customers see you, it can also yield other opportunities: Promotions, customer feedback, and even just having a little fun can all be used to bring you closer to your clients and users, informing strategy, guiding your product offering and in the long term, increasing sales and profits.

Digital Clarity’s Proposition

As a Digital Marketing and Technology Agency, Digital Clarity has been helping brands manage their social presence since before ‘social media’ had been coined as a phrase. Using our holistic methodology, we will incorporate your social presence as part of an overall offering, utilizing the platforms which are most appropriate to your business in the best possible way. Whether you need from-scratch implementation, or just want a social media audit to benchmark your activity, Digital Clarity have the expertise to deliver the results you need.

Digital Clarity have a strong track record of increasing membership numbers, creating deeper engagement, and measuring the success of your activity to help inform social media marketing strategy and guide development.

The Market for Growth in Social

  Social-media advertising spend will grow rapidly through 2018. It’s up 40% this year and will top $8.5 billion, growing to nearly $14 billion in 2018, a five-year compound annual growth rate (CAGR) of 18%.
  Social media ad spend has reached the mobile-tipping point. Spending on mobile social-media ads, including mobile app-install ads, will surpass non-mobile spend by the end of this year in the US. In 2018, two-thirds of social-media ad spend will go to mobile, creating a $9.1 billion social-mobile market.
  Mobile app-install ads and programmatic buying are also growth drivers. Analyses suggest that mobile app-install ads could account for anywhere from one-quarter to more than one-half of Facebook’s mobile ad revenues.
  Social programmatic ad platforms are also growth engines. Spending on FBX, Facebook’s programmatic platform, increased by 150% year-over-year globally during the second quarter of 2014, based on a sample of advertisers compiled by Ignition One.
  Prices are increasing as performance and targeting improve, even as ad loads stay steady on the established platforms. Facebook, for example, is not likely to increase the amount of in-feed native ads an average user will see.
  The market is expanding with the introduction of paid ad units at Pinterest and Instagram.

5.  STRENGTHS: ANALYTICS

Definition:

Analytics is the act of analyzing data from your website, marketing campaigns and user activity. It can include everything from what time of day people are most likely to click on your PPC ads, right down to how long users are spending on individual pages on your site. Analytics can help you locate problems, find areas for improvement, form projections for the future and help you get the best out of your marketing budget.

•

Google Analytics

•

Goal Setting

•

Tag Management

•

3rd Party Analytics

•

Funnel Planning

•

Attribution Modelling

•

Path Analysis

•

Link Testing

Why Analytics Are Important

Knowing how to identify trends and interrogate data is of paramount importance to any marketing department. Analytics gives you answers to some of the most important questions you should be asking about your campaigns, maximizing effectiveness when things go well and providing solutions when things go wrong. Without this information, what appears to be a successful campaign could be failing to achieve its full potential, and there may be critical problems of which many companies may not be aware.

Digital Clarity’s Unique Proposition

What really sets Digital Clarity apart is the company’s ability to translate numbers into action. Analytics is extremely important, but for many, it is difficult to draw meaningful conclusions from the data, or to know how to act on the knowledge gained from this analysis. Online marketing is a sea of numbers, data and statistics; Digital Clarity turns this information into actionable insights for business.

Digital Clarity’s knowledge of analytics methodologies puts us at the forefront of our industry. We can use this experience to help guide strategy and deliver action points with recommendations, rather than just presenting you with meaningless statistics. With this knowledge in hand, you can implement solutions which will help you get the most out of your online presence. Digital Clarity also offers Google Analytics training to help businessess get the most out of this powerful tool independently.

Source:

SEMPO State of Search Report 2014

As the internet and mobile arena continues to mature, the need to make sense of and manage companies through this often complex market is clearly an area of massive growth. The company is confident that the talent and experience within the digital marketing team is poised for a major springboard in 2015, but must be expanded significantly in order to support the global reach intended.

Artist Collaboration, driven by Co-Chief Operating Officer and Head, US Operations, Steve Baughman, is an area that will see exponential growth in the coming 12 months and beyond. Artists and brands that look to leverage their celebrity status will look to companies such as Digital Clarity to help drive and develop their brand in the growing and complex arena of social media.

SPEND ON DIGITAL MARKETING

More than half of responding companies, 54%, spent less than $1 million per annum on digital marketing in 2013; at the other end of the spectrum, 4% of companies spent more than $100 million.

60%
50%
40%
30%
20%
10%
0%
54%
20%
18%
4%
4%
Less than $1 million
$1 million - $5 million
$5 million - $25 million
$25 million - $100 million
More than $100 million

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

Partnerships, strategic alliances and agency management have allowed Digital Clarity to work on some of the biggest brands, sitting behind the agencies as a support and resource to deliver very high quality service and results to their clients.

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

Growth Opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our client’s product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow. Specifically, B2B relationships represent 69% of all U.S. e-commerce transactions (Forrester 2013). Here we look at some of the growth areas in Digital Clarity’s arsenal integrating the key trends for 2015:

1.

More Mobile

2.

More Social

3.

More Informed

4.

More Experiential

5.

More Real-Time

6.

More Global

7.

More Multichannel

These trends translate to being “always on.”

Growth & Opportunities in Search

Search remains the foundation of digital marketing. Businesses now spend 24% of total marketing budget on paid search.

•

The North American Search industry grew from $19 bn in 2011 to $27 bn in 2013 – SEMPO

•

Revenue from Localized Mobile Ads to Reach $5.8 Billion in U.S. by 2016 – BIA/Kelsey

•

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent – Adobe

•

72% of Consumers Want Mobile-Friendly Sites – Google Research

•

2 million search queries are made on Google, every minute – Google

•

Growth in Corporate Search – 50% of Fortune 100 Companies have a Google Plus Account

Growth & Opportunities in Social Media

“Social Media is a great platform for ‘getting the word out’ and generating leads. Active listening and data analytics can help companies find out what customers want, not just from products or services, but also in terms of an ongoing relationship.”

– Cap Gemini 2014 – “Generation Connected”

The algorithms developed by Digital Clarity include all social media platforms as they develop, and technology partners coupled with the client’s analytics provide ROI positive results within a quarter.

Social media platforms have more user accounts than ever before:

•

284 million Twitter accounts

•

1.35 billion Facebook accounts

•

70 million Pinterest accounts

The need for DBMM to reach Global Markets

In 2015, it is expected that the U.S. economy will continue its recovery while the global economy is lagging behind. As the markets remain volatile, the opportunity for a company like DBMM to approach new business with its proven track record increases. The core markets remain US and English speaking European markets. Emerging markets are a target for 2015. BRIC countries (Brazil, Russia, India and China) will be key targets from the emerging markets.

Internet usage is poised for explosive growth across Asia, driving massive consumer demand for digital content and services. The biggest challenge for businesses hoping to meet this demand is how to make money will while creating low-cost content. According to McKinsey & Co, India and China are driving an emerging digital revolution via new mobile devices.

The Company intends to further extend its services in the Middle Eastern market initially then review the successes using a lean methodology and continuous improvement along the way, and then roll out to the BRIC markets.

US

The US remains the center of the entertainment, technology and digital industries and as such the emphasis looking forward to 2015 and building on the recent success in the last quarter of the 2014 calendar year means that DBMM and its agency Digital Clarity are perfectly positioned to spring board into this market using the successful models established over the last two years.

The digital market continues to be focused on London, New York and Los Angeles; therefore, DBMM’s same triangle of London/New York/LA is strategically sound. We are establishing a strong digital marketing presence in the Los Angeles area to cover the entertainment and music market and then plan to have the same model in New York. Our corporate offices are located in New York, however Los Angeles remains a key regional base from which to build and expand relationships, while a New York presence is equally important to serve and build relationships in the largest advertising market in the US.

The Asian-American Market - An Unusually Attractive Opportunity

•

Fast Growing: -Current Population - 13+ Million - 49% population growth 1990-2000; 29% growth 2000-2008. More Asians are emigrating to the U.S. than any other ethnic group.

•

Educated & Affluent: -44% holding BA degree - vs. 28% of Non-Hispanic Whites -Median HH income almost $10K greater than Non-Hispanic Whites

•

Geographically Concentrated: -More than 50% reside in 3 states alone: CA, NY, and TX.

•

Money to Spend: $509 billion in annual purchasing power.

•

Entrepreneurial and Driven -Own and operate 1.1 million business nationally, generating $343 billion in annual revenue.

•

Cost Efficient Reach -Almost 1,000 targeted media outlets reaching Asians nationally, with lowest CPMs of all consumer segments.

Europe

As the current operations base of the digital marketing agency is in London England, it is perfectly placed to reach out to the broader European market to replicate the Company’s model in the stronger economies in this region. As with the relationships mentioned in the US, opportunities were advanced with US partners to leverage Digital Clarity’s reach in this region and help take established US agencies into the European region.

2014 saw new clients emerge from Europe, as well as expansion of global reach of new U.S. clients.

In 2013, the execution of this aspect of the business plan is illustrated by the agreements with VMS and Brandmini to represent them outside the United States, initially in Europe.

Middle East

The Middle East is a fertile market for heritage based US and European brands looking for entry into this lucrative market. The fastest area for growth in this sector is to leverage on the luxury arena. Digital Clarity has developed new business in a number of different luxury brands.

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

Financial Overview/Outlook

DBMM began the 2014 fiscal year with significant challenges, all of which were addressed and became a strong foundation for future growth. The focus remains on the growth of digital marketing services and technology driven through Digital Clarity. The cost of sales has decreased by 5% while gross profit increased by 12%. DBMM is a marketing services company which is labor intensive in order to provide a differentiating product to its clients. As such, it is imperative to raise a significant amount of capital to hire professionals who can deliver profit to the Company within a quarter. The proven model carried in our financials is each new hire/client averages a margin of 35%-55%, straight line and simple. On that basis, our target is to recruit 10-20 new staff to represent a critical mass and scale up our revenues proportionately.

Digital Clarity has a differentiating approach to its products and services by providing brand enhancement and increased ROI through a strategic alignment with its clients from content design through execution and stewardship. By providing a 360-degree product, we reinforce the relationship with the clients and become key advisors – a seat at the table, as it were. That translates to a consistent 35-55% margin and long-term clients.

However, the weakened share price remains a challenge to the Company. On that basis, in the last two years having revenues of approximately $400,000 to $500,000 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average, the market cap of DBMM should be a minimum of $5,000,000. The multiples for media tend to be at the higher end of the spectrum; therefore, compared to other companies in this sector, DBMM is significantly undervalued. The issue will be addressed as a priority early in the 2015 fiscal year.

In summary, DBMM’s financing efforts have always been in short term, small amounts of working capital. That is going to change in 2015. Going forward, DBMM intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through strategic relationships. This model is the most efficient and effective path to grow DBMM quickly into multiple revenue streams. We have proven the model in the last two years. Our marketing services’ offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships. What we have discussed here is organic growth which will be conducted in conjunction with concluding an acquisition in the digital technology/marketing services sector.

After a very difficult year, fraught with challenges and hurdles, we see 2015 as poised for growth on multiple fronts. With capital infusion, which will allow us to bring in new clients, grow existing successful clients and service them accordingly, coupled with an offer of a deferred tax asset to attract partners with significant revenue and expansion patterns, we will have a model in place which will be sustainable.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies

.

LIQUIDITY AND CAPITAL RESOURCES

We are concentrating on activities which will grow Digital Clarity organically and by acquisition. We have spent the last two fiscal years establishing a client model for existing and new customers which can be exported geographically.

Fiscal Year 2014

We had approximately $53,000 in cash and our working capital deficiency amounted to approximately $1.9 million at August 31, 2014.

During the year ended August 31, 2014, we used cash in our operating activities amounting to approximately $382,000. Our cash used in operating activities was comprised of our net loss of approximately $740,000 adjusted primarily for the following:

  Fair value of preferred shares issued of $144,985;

  Change in fair value of derivative liability of $89,147;

  Amortization of debt discount of $434,579;

  Gain on cancellation of accrued compensation of $ 390,462

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2014 impacted our cash used in operating activity:

  In our accounts payable and accrued expenses, including accrued compensation, of approximately $156,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2014, we generated cash from financing activities of $429,450 which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $522,600 offset by principal repayments of loans payable of $70,000.

Fiscal Year 2013

We had $18,015 cash at August 31, 2013. Our working capital deficit amounted to approximately $2.1 million at August 31, 2013.

During fiscal 2013, we used cash in our operating activities amounting to approximately $334,000. Our cash used in operating activities was comprised of our net loss of approximately $677,000 adjusted for the following:

  Fair value of shares issued of approximately $107,000;

  Amortization of debt discount of approximately $178,000;

  Change in fair value of derivative liability of approximately $51,000;

  Bad debt expense of approximately $7,000;

  Depreciation of approximately $3,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

  An increase in our accounts payable and accrued expenses of approximately $116,000, resulting from slower payment processing due to our financial condition.
  An increase in our accrued salaries of approximately $72,000, resulting from partial payments made due to ur financial condition.
  A decrease in our accounts receivable of $14,000 resulting from a decrease in sales coupled with the Company's ability to successfully collect its fees.

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

Going Concern

The report of independent registered public accounting firm accompanying our August 31, 2014 and 2013 audited consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the Results for the Years Ended August 31, 2014 and 2013

Consolidated Operating Results

	For the Year Ended August 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	$ 2014 vs 2013	% 2014 vs 2013

SALES	$ 417,607	$ 408,505	$ 9,102	2%

COST OF SALES	222,583	234,369	(11,786)	-5%

GROSS PROFIT	195,024	174,136	20,888	12%

COSTS AND EXPENSES
General and administrative	203,431	211,320	(7,889)	-4%
Compensation Expense	381,220	311,160	70,060	23%
Legal and professional fees	276,958	55,748	221,210	397%
Gain on cancellation of accrued compensation	(390,462)	-	-	-

TOTAL OPERATING EXPENSES	472,799	581,210	(108,411)	-19%

OPERATING LOSS	(277,775)	(407,074)	(129,299)	-32%

OTHER INCOME (EXPENSE)
Interest expense	(550,906)	(282,701)	(268,205)	95%
Gain on derivative liability	89,147	50,499	38,648	77%
Loss on extinguishment of debt	-	(37,279)	37,279	100%

TOTAL OTHER INCOME (EXPENSE)	(461,759)	(269,481)	192,278	NM

NET LOSS	$ (739,534)	$ (676,555)	$ 62,979	NM

NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the year ended August 31, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design, and Search Engine Optimization Services. These primary sources amounted to 31%, 19% and 43% of our revenues during the year ended August 31, 2014. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 6% our revenues during fiscal 2014.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

The increase in our revenues during fiscal 2014, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from Search Engine Optimization and Web Design Services during fiscal 2014.

Cost of sales during fiscal 2014 and 2013 is correlated to our revenues for the respective periods.

In 2014 and 2013, cost of sales consisted of advertising, salaries and media spend. This resulted in gross margins of approximately $195,000 and $174,000 for the fiscal year 2014 and 2013, respectively.

The general and administrative costs during fiscal 2014, remains at comparable levels when compared to the prior year period.

The increase in compensation expense during the fiscal 2014 is primarily attributable to a grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which value was higher than the one granted in fiscal year 2013.

The increase in legal and professional fees in fiscal 2014 when compared to the comparable prior year period is primarily due to the non-recurring de-recognition of the consideration associated with the Brand Entertain agreement in fiscal 2013.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to embedded conversion features of certain convertible promissory notes, increased during fiscal 2014 is primarily attributable to the amortization of debt discount, during fiscal 2014, when compared to the comparable prior year periods.  The increase in amortization of debt discount is primarily due to the issuance of a larger amount of convertible debt with beneficial conversion features and embedded conversion features during fiscal 2014 than the prior year periods.

Gain on cancellation of accrued compensation amounted to $390,462 during fiscal 2014.  There were no such gains during fiscal 2013.

The increase on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

D'Arelli Pruzansky, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Digital Brand Media & Marketing Group, Inc.

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. and Subsidiaries as of August 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for each of the two years in the period ended August 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Brand Media & Marketing Group, Inc. and Subsidiaries as of August 31, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of approximately $740,000 for the year ended August 31, 2014 and the Company had an accumulated deficit of approximately $11,600,000 and a working capital deficit of approximately $1,900,000 at August 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D'Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida
February 13, 2015

7280 W. Palmetto Park Road, Suite 308-N • Boca Raton, Florida 33433 • Phone: 561.756.9250 • Fax: 561.826.8936

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$ 52,747	$ 18,015
Accounts receivable, net	74,511	35,520
Prepaid expenses and other current assets	1,481	6,357
Total current assets	128,739	59,892

Property and equipment - net	6,223	1,915

TOTAL ASSETS	$ 134,962	$ 61,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 377,765	$ 342,384
Accrued interest	65,152	30,353
Bank overdraft	-	23,150
Accrued compensation	470,640	737,849
Loans payable	218,300	492,000
Derivative liability	305,207	151,329
Convertible debentures, net	552,063	341,588

TOTAL CURRENT LIABILITIES	$ 1,989,127	$ 2,118,653

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 870,185 and 993,407 shares issued and outstanding	870	993
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 10,000,000,000 shares; 3,613,790,986 and 38,069,489 shares issued and outstanding	3,613,790	38,069
Additional paid in capital	6,114,623	8,739,662
Other comprehensive loss	(12,796)	(4,452)
Accumulated deficit	(11,570,652)	(10,831,118)

TOTAL STOCKHOLDERS' DEFICIT	$ (1,854,165)	$ (2,056,846)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 134,962	$ 61,807

See Notes to Consolidated Financial Statements
F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended August 31,
	2014	2013

SALES	$ 417,607	$ 408,505

COST OF SALES	222,583	234,369

GROSS PROFIT	195,024	174,136

COSTS AND EXPENSES
General and administrative	203,431	211,320
Compensation Expense	381,220	311,160
Legal and professional fees	276,958	55,748
Gain on cancellation of accrued compensation	(390,462)	-
Depreciation	1,652	2,982

TOTAL OPERATING EXPENSES	472,799	581,210

OPERATING LOSS	(277,775)	(407,074)

OTHER INCOME (EXPENSE)
Interest expense	(550,906)	(282,701)
Gain on derivative liability	89,147	50,499
Loss on extinguishment of debt	-	(37,279)

TOTAL OTHER INCOME (EXPENSE)	(461,759)	(269,481)

NET LOSS	$ (739,534)	$ (676,555)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(8,344)	(1,011)
COMPREHENSIVE LOSS	$ (747,878)	$ (677,566)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	1,150,822,156	18,544,305

See Notes to Consolidated Financial Statements
F-3 Page 25 of 39

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, August 31, 2012	955,888	955	2,000,000	2,000	7,500,000	7,500	8,698,712	(10,154,563)	(3,441)	(1,448,837)

Common stock upon conversion of convertible debt	-	-	-	-	2,027,975	2,028	64,994	-	-	67,022

Shares issued for conversion of accounts payable	41,995	42	-	-	-	-	2,631	-	-	2,673

Shares issued to officers as bonus	533,637	534	-	-	-	-	106,626	-	-	107,160

Cancellation of preferred shares issued for compensation	-	-	(2,000,000)	(2,000)	-	-	(217,798)	-	-	(219,798)

Common stock issued in connection with conversion of preferred shares	(538,113)	(538)	-	-	28,541,514	28,541	(28,003)	-	-	-

Beneficial conversion feature in connection with convertible debt	-	-	-	-	-	-	112,500	-	-	112,500

Net loss	-	-	-	-	-	-	-	(676,555)	-	(676,555)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(1,011)	(1,011)
	-	-	-	-	-	-	-	-	-	-

Balance, August 31, 2013	993,407	993	-	-	38,069,489	38,069	8,739,662	(10,831,118)	(4,452)	(2,056,846)

Common stock upon conversion of convertible debt	-	-	-	-	3,198,858,428	3,198,858	(2,714,713)	-	-	484,145

Common stock issued in connection with accrued interest and fees	-	-	-	-	349,906,974	349,907	(271,503)	-	-	78,404

Shares issued to officers as bonus	385,000	385	-	-	-	-	144,600	-	-	144,985

Common stock issued in connection with conversion of preferred shares	(508,222)	(508)	-	-	26,956,095	26,956	(26,448)	-	-	-

Beneficial conversion feature in connection with convertible debt	-	-	-	-	-	-	243,025	-	-	243,025

Net loss	-	-	-	-	-	-	-	(739,534)	-	(739,534)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(8,344)	(8,344)

Balance, August 31, 2014	870,185	870	-	-	3,613,790,986	3,613,790	6,114,623	(11,570,652)	(12,796)	(1,854,165)

See Notes to Consolidated Financial Statements
F-4

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (739,534)	$ (676,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of preferred shares issued for services	144,985	107,160
Loss on debt modification	13,000	-
Depreciation	1,652	2,982
Amortization of debt discount	434,579	177,535
Gain on derivative liability	(89,147)	(50,499)
Gain on cancellation of accrued compensation	(390,462)	-
Fair Value of common stock for debt restructuring	-	77,430
Preferred shares cancelled	-	(219,798)
Loss on extinguishment of debt	-	37,279
Bad debt expense	-	7,207
Conversion of accrued interest and fees into preferred stock	-	2,673
Changes in operating assets and liabilities:
Accounts receivable	(38,991)	13,638
Prepaid expenses and other current assets	4,876	(1,278)
Accounts payable and accrued expenses	33,770	116,324
Accrued interest	119,953	-
Accrued compensation	123,253	72,258

NET CASH USED IN OPERATING ACTIVITIES	(382,066)	(333,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,308)	(611)

NET CASH USED IN INVESTING ACTIVITIES	(4,308)	(611)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(23,150)	23,150
Proceeds from convertible debentures	270,000	177,500
Proceeds from loan payable	252,600	129,500
Payment made for loan payable	(70,000)	(55,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	429,450	275,150

NET INCREASE (DECREASE) IN CASH	43,076	(59,105)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(8,344)	(1,011)

CASH - BEGINNING OF PERIOD	18,015	78,131

CASH - END OF PERIOD	$ 52,747	$ 18,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 8,000

Non-cash investing and financing activities:

Restructuring of convertible debt	$ -	$ 110,000
Assignment of loan payable to convertible loan	$ 456,300	$ 44,000
Conversion of convertible notes payable into common stock	$ 484,145	$ 67,022
Embedded conversion features	$ 480,025	$ 89,000
Beneficial conversion feature	$ 243,025	$ 112,500
Conversion of Series 1 preferred stock into common stock	$ 508	$ 538
Conversion of accrued interest and fees to common stock	$ 78,404	$ -

See Notes to Consolidated Financial Statements
F-5

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) is an OTC:PK listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

The Company also strategically focuses on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering would position the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

During the last quarter of fiscal 2012, the Company entered into an agreement with BrandEntertain. Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) and Brand Entertain agreed to restructure their agreement retroactively to June 11, 2012. BrandEntertain is a partnership and there were certain issues with partnership financials which suggested the business combination be construed as a collaboration/cooperative venture, rather than an acquisition.  Upon analysis, one year following the initial transaction, the agreement was rescinded and no consideration was received by BrandEntertain.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11.6M and a negative working capital at August 31, 2014 of approximately $1.9M. The Company has incurred a net loss of approximately $740,000 for the year ended August 31, 2014. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2014 or 2013.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2014 and August 31, 2013, the Company recognized $0 and $7,207, respectively, as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. Total advertising expenses for fiscal year 2014and 2013 amounted to $ 2,299 and $6,503, respectively.

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

Income Taxes

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.  The Company’s tax returns for tax years ended August 31, 2014, 2013 and 2012 remain open to examination by the taxing authorities.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of August 31, 2014 and 2013.  Anti-dilutive securities, which consists of shares issuable pursuant to convertible promissory notes, amounted to 60,607,503 and 60,607,503 at August 31, 2014 and 2013, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the years ended August 31, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below.

Level 1	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2014, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2014 and therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Foreign Currency Translation

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using either the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in a separate component of stockholders’ equity (accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

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

Customer Concentration

Three of the Company's customers accounted for approximately 60% and 43% of its revenues during fiscal 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended August 31, 2014 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		August 31,
	Estimated life	2014	2013
Computer and office equipment	3 to 5 years	$ 14,949	$ 8,989
Less: Accumulated depreciation		(8,726)	(7,074)
		$ 6,223	$ 1,915

Depreciation expense amounted to $1,652 and $2,982 for the years ended August 31, 2014 and 2013 respectively.

NOTE 4 - LOANS PAYABLE

	August 31,
	2014	2013
Loans payable	$ 218,300	$ 492,000

The loans payable are due on demand, are unsecured, and are non-interest bearing.

During the year ended August 31, 2014 and 2013, the Company modified terms with existing or new lenders for loans payable aggregating $456,300 and $44,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the year ended August 31, 2014 and 2013, the Company made principal repayments aggregating $70,000 and $55,000.

During the year ended August 31, 2014 and 2013, the Company generated proceeds of $252,600 and $129,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2014 and August 31, 2013 convertible debentures consisted of the following:

	August 31,
	2014	2013
Convertible notes payable	$ 688,751	$ 432,831
Unamortized debt discount	(136,688)	(91,243)
Total	$ 552,063	$ 341,588

The convertible notes payable mature through July 2015, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 40% and 70% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 45 days prior to conversion.  As of August 31, 2014, an aggregate of $323,918 of convertible promissory notes have matured, and remain unpaid.

During the year ended August 31, 2014 and 2013, the Company modified terms with existing or new lenders for convertible notes aggregating $456,300 and $44,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the year ended August 31, 2014 and 2013, the Company issued 3,198,858,428 and 2,027,975 shares of its common stock, respectively, to satisfy its obligations under conversion features of convertible debt aggregating $484,145 and $67,022, respectively. During fiscal year 2014, 349,906,974 shares of its common stock were issued pursuant to conversion notices and to satisfy interest expenses pursuant to certain convertible promissory notes amounting to $78,404, which was recorded as interest expense.

During the years ended August 31, 2014 and 2013, the Company generated proceeds of $270,000 and $177,500, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at August 31, 2014 and 2013 amounted to $305,207 and $151,329, respectively. In addition, for the year ended August 31, 2014 and 2013, the Company has recorded a gain related to the change in fair value of the derivative liability amounting to $89,147 and $50,499, respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

Year Ended August 31,
	2014	2013
Effective Exercise price	$.0001 - 0.0008	$0.0004 - 0.0172
Effective Market price	$.0001 - 0.0008	$.0006 - 0.0153
Volatility	171 - 208%	157 - 411%
Risk-free interest	0.05-0.11%	0.04 - 0.13%
Terms	1-365 days	1-365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the year ended August 31, 2014 and 2013 are as follows:

Balance at September 1, 2012	$ 112,828
Embedded conversion features at issuance	89,000
Changes in fair value of derivative liabilities	(50,499)
Balance, August 31, 2013	$ 151,329

Balance at September 1, 2013	$ 151,329
Embedded conversion features at issuance	243,025
Changes in fair value of derivative liabilities	(89,147)
Balance, August 31, 2014	$ 305,207

NOTE 7 – ACCRUED COMPENSATION

As of August 31, 2014 and 2013 the Company owes $470,640 and $737,849 respectively, in accrued compensation to certain directors and consultants. The amounts are non-interest bearing.

During fiscal year 2014, the Company recognized a gain on cancellation of debt of $390,462 in connection with accrued compensation.

NOTE 8 - COMMON STOCK AND PREFERRED STOCK

Preferred Stock- Series 1 and 2

The designation of the Preferred Stock- Series 1 is as follows:  Authorized 2,000,000 shares, par value of $0.001.  One share of the Company’s Preferred Stock- Series is convertible into 53.04 shares of the Company’s common stock, at the holder’s option and with the Company’s acquiescence, and has three votes per share.

The designation of the Preferred Stock- Series 2 is as follows:  Authorized 2,000,000 shares, par value of $0.001.  One share of the Company’s Preferred Stock- Series is convertible into one share of the Company’s common stock, at the holder’s option and with the Company’s acquiescence, and has no voting rights.

During July 2014, the Company increased its number of authorized shares of common stock to 10,000,000,000. Its preferred stock remains at 4,000,000, authorized shares both with $0.001 par value.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 100 to 1 reverse stock split.

During the year ended August 31, 2014, and 2013, the Company issued 3,198,858,428 and 2,027,975 shares, respectively, of its common stock to satisfy its obligations under conversion features of convertible debt aggregating $484,145 and $67,022, respectively.  Additionally, the Company issued 349,906,974 shares of its common stock to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $78,404, which has been recorded as interest expense.

In November 2012, 41,995 shares of Preferred Stock-Series 1 Designation were issued for an accrual to satisfy a debt. These shares are valued at $2,673.

In November 2012, 433,637 shares of Preferred Stock-Series 1 Designation were issued to four officers of the Company. These shares are valued at $27,600.

In October 2013, 385,000 shares of Preferred Stock-Series 1 Designation were issued to three officers of the Company. These shares are valued at $144,985, based on the trading price of the common shares into which the preferred shares are convertible. This amount was recorded as compensation expense.

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April, 2010 a term sheet was agreed with Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In September 2010 a term sheet was agreed with a Company Director, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development.  The agreement had a rolling three year term and was renewed in September 2013.

In April, 2011 a term sheet was agreed with a Company Officer, Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013.  In conjunction with his appointment to the Company’s Board of Directors, the agreement provides for a monthly compensation of $4,500.

In June, 2012 a term sheet was agreed with a Company Officer, Steve Baughman, as Head of US Operations with a sign on bonus of 50,000 preferred shares, His compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013. The Company may award additional stock-based compensation, at its option.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

 The company has a long term commitment under a lease for office space.  In April 2012, Stylar Limited (a//k/a Digital Clarity) entered in to a 5 year lease. Under the terms of the current lease the annual base rent is approximately $17,000. This office is located in the UK.

The Company’s lease commitment for the next five years is as follows:

Fiscal 2015

            $ 17,000

Fiscal 2016

   17,000

Fiscal 2017

   11,333

 Legal Proceedings

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau.  The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company's untimely periodic filings in December 2013.  On September 18, 2014, the Court declined to grant the plaintiff's application for default judgment.  The cross-motion for the Company was granted and the lender was directed to file a verified answer in the form submitted within 20 days.  The Company plans on vigorously defending the litigation.

NOTE 11 - INCOME TAXES

For the years ended August 31, 2014 and 2013, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate of 34 percent to loss before provision for income taxes. The reconciliation is as follows:

	Year Ended August 31,
	2014	2013
Benefit computed at statutory rate	$ (251,000)	$ (230,000)
State tax (benefit), net of federal affect	(81,000)	27,000
Permanent differences (primarily amortization of debt discount)	220,000	105,000
Effect of change in state & local tax rates applied	(312,000)	-
Increase in valuation allowance	424,000	152,000
Net income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $4.2 million at August 31, 2014 which expire at various times through 2034. A significant portion of these carry-forwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Year Ended August 31,
	2014	2013
Net operating loss carry-forward	$ 1,897,000	$ 1,405,000
Accrued officer compensation	212,000	280,000
Valuation allowance	(2,109,000)	(1,685,000)
Net deferred tax asset	$ -	$ -

The valuation allowance increased by $424,000 during the fiscal year ended August 31, 2014.

NOTE 12 - FOREIGN OPERATIONS

As of August 31, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2014 and revenues for the year ended August 31, 2014 were as follows:

	United States	Great Britain	Total
Revenues	-	$ 417,607	$ 417,607
Total revenues	-	$ 417,607	$ 417,607
Identifiable assets at August 31, 2014	$ 4,564	$ 130,398	$ 134,962

As of August 31, 2013, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2013 and revenues for fiscal 2013 were as follows:

	United States	Great Britain	Total
Revenues	-	$ 408,505	$ 408,505
Total revenues	-	$ 408,505	$ 408,505
Identifiable assets at August 31, 2013	-	$ 61,807	$ 61,807

NOTE 13 - SUBSEQUENT EVENTS

The Company management has evaluated events occurring subsequent to August 31, 2014 through February 13, 2015, the date that these consolidated financial statements were issued.

Debt issuance

Subsequent to August 31, 2014, the Company received approximately $95,000 in consideration for the issuance of convertible debentures.

Debt Conversions

Subsequent to August 31, 2014, the Company issued approximately 701,183,781 shares of common stock pursuant to conversions of convertible debentures.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company has developed its control process to provide reasonable assurance of: i) reliability of financial reporting; ii) effectiveness and efficiency of operations; iii) compliance with applicable laws, rules, and regulations; [AU §319.06] iv) the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; v) reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and vi) reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements; vii)  reasonable assurances that the Company records, processes, summarizes and reports, within the time periods specified .[17 CFR §240/Exchange Act 13A-15 e) and f)]  In doing this self-assessment, the Company has taken into account the size of the Company and the complexity of the transactions it conducts.  The Company has concluded that the controls and procedures are materially sufficient to comply with the aforementioned internal control processes.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in  this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2014, with respect to our directors and executive officers.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

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

Linda Perry, Ms. Perry has served as Executive Director and Chair Nomination/Compensation and Audit Committees since April 1, 2010. She had served as our President, Chief Executive Officer and a Director until March 31, 2010 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. Ms. Perry was President of GWR Enterprises, Inc., from 1997-1999, focused on new business opportunities through private equity and special situation investments. She was a senior executive at ExxonMobil Corporation from 1983-1996, holding general management positions with global responsibility in finance, marketing and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was not registered pursuant to Section 12 of the Exchange Act during the fiscal year ended August 31, 2014. Accordingly, our officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during such year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

 None of our executive officers or employees received compensation in excess of $100,000 during the year ended August 31, 2014, or 2013, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	$ Salary		$ Bonus	$ Other Compensation	$ Options/SAR’s	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation

Neil Gray	2014		(1)	-	-	-	-	-	-
Chairman/Executive Director	2013		(1)	-	(5)	-	-	-	-

Fitch Montague McLennan Limited – Reggie James	2014	199,367	(3)	-	(6)	-	-	-	-
Executive Director / Senior Vice President	2013	175,930	(2)	-	(5)	-	-	-	-

Linda Perry	2014	150,000	(4)	-	(6)	-	-	-	-
Executive Director	2013	150,000	(4)	-	(5)	-	-	-	-

(1)	For the fiscal years ended August 31, 2014 and 2013, Mr. Gray earned $0 each year.
(2)

For the fiscal year ending August 31, 2013, Mr. James earned $175,930 of which $121,930 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(3)

For the fiscal year ending August 31, 2014, Mr. James earned $199,367 of which $ 102,152 has been paid during fiscal 2014 and $43,214 in September 2014 to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(4)	For the fiscal years ended August 31, 2014 and 2013, Ms. Perry earned $150,000 each year of which $230,000 has been paid. $70,000 remains unpaid
(5)

Preferred Shares Series 1 were designated in fiscal year 2014 by Corporate Resolution, as follows:

          Value Per Preferred Share: $0.016083

          Conversion Ratio – Preferred Shares to Common Shares: 1:53.04

          386,502 Restricted Preferred Shares have been allocated to the above officers

(6)

Preferred Shares Series 1 were designated in fiscal year 2014 by Corporate Resolution, as follows:

          Value Per Preferred Share: $0.016083

          Conversion Ratio – Preferred Shares to Common Shares: 1:53.04

          300,000 Restricted Preferred Shares have been allocated to the above officers

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2014 and 2013.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal year ended August 31, 2014 and 2013.

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

In September 2010 a term sheet was agreed with a company officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight for external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

In June, 2012 a term sheet was agreed with a Company Officer, Steve Baughman, as Head, US Operations with a sign on bonus of 50,000 preferred shares, compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013.

Report on Repricing of Options/SARs

During the fiscal year ended August 31, 2014 we did not adjust or amend the exercise price of any stock options or SARs.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2014 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons  listed below have sole voting and investment power with respect to all shares of our common  stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Neil Gray*	60,000	0.002%
(2) Reggie James*	26,326,599	0.729%
(3) Steve Baughman*	10,467,040	0.290%
(4) Linda Perry*	16,588,933	0.459%
All Directors and Executive Officers as a Group (4 persons)	53,442,572	1.479%

The officers as a group hold 870,185 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2014 and 2013 are set forth in the table below:

	2014	2013
Audit Fees(1)	$45,000	$45,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2014 and 2013.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2014 and 2013.

Audit Committee’s Pre-Approval Practice.

During fiscal year ended August 31, 2014, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

(1)

Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.

(2)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K Filed with the Commission on October 6, 2004.

(3)

Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004.

(4)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2007.

(5)

Previously filed as an exhibit to the Company’s Current Report on Form 8-KA filed with the Commission on April 9, 2010.

(6)

Previously filed as an exhibit to the Company’s Current Report on Form 8-KA filed with the Commission on July 15,, 2010.

(7)

Previously filed as an exhibit to the Company’s Current Report on Form 8-KA filed with the Commission on September 8, 2010.

(8)

Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.

(9)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K Filed with the Commission on June 12, 2012.

(10)

Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended August 31, 2012.

(11)

Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: February 12, 2015	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2015	/s/ Linda Perry
Executive Director