Form 10-K/A
period 2014-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2015-02-19
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / Amendment 1

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

None

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No  X.

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended August 31, 2014 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on February 17, 2015 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files) which, due to a technical difficulty were not attached.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

FORM 10-K / Amendment 1
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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: February 19, 2015	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2015	/s/ Linda Perry
Executive Director