Form 10-Q
period 2014-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2015-03-18
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

IRS Employer Identification No.

(646) 722-2706

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☒  Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).          ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

  Yes  ☐

 No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
March 16, 2015	4,314,974.767

Pge 1 of 28

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 66,080	$ 52,747
Accounts receivable, net	70,421	74,511
Prepaid expenses and other current assets	1,395	1,481
Total current assets	137,896	128,739

Property and equipment - net	8,224	6,223

TOTAL ASSETS	$ 146,120	$ 134,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 402,544	$ 377,765
Accrued interest	78,639	65,152
Accrued compensation	508,028	470,640
Loans payable	218,300	218,300
Derivative liability	349,415	305,207
Convertible debentures, net	695,534	552,063

TOTAL CURRENT LIABILITIES	$ 2,252,460	$ 1,989,127

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 1,970,185 and 870,185 shares issued and outstanding	1,970	870
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 10,000,000,000
shares; 3,922,117,624 and 3,613,790,986 shares issued
and outstanding	3,922,117	3,613,790
Additional paid in capital	5,824,222	6,114,623
Other comprehensive loss	9,247	(12,796)
Accumulated deficit	(11,863,896)	(11,570,652)

TOTAL STOCKHOLDERS' DEFICIT	$ (2,106,340)	$ (1,854,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 146,120	$ 134,962

See Notes to Unaudited Consolidated Financial Statements

F-1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	Unaudited
	2014	2013

SALES	$ 147,504	$ 102,676

COST OF SALES	86,337	50,709

GROSS PROFIT	61,167	51,967

COSTS AND EXPENSES
General and administrative	96,299	46,755
Compensation expense	51,000	195,985
Legal and professional fees	87,237	92,170
Depreciation	516	-

TOTAL OPERATING EXPENSES	235,052	334,910

OPERATING LOSS	(173,885)	(282,943)

OTHER INCOME (EXPENSE)
Interest expense	(134,149)	(231,681)
Gain/ Loss on derivative liability	14,791	(26,427)

TOTAL OTHER INCOME (EXPENSE)	(119,358)	(258,108)

NET LOSS	$ (293,243)	$ (541,051)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(22,043)	(1,021)
COMPREHENSIVE LOSS	$ (315,286)	$ (542,072)

NET LOSS PER SHARE
Basic and diluted	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	3,766,260,202	100,833,939

See Notes to Unaudited Consolidated Financial Statements

F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30,
	Unaudited
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (293,243)	$ (541,051)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for services	5,834	144,985
Interested related to modification of conversion price of debt	-	1,445
Depreciation	516	827
Amortization of debt discount	119,104	166,070
Gain on derivative liability	(14,791)	26,427

Changes in operating assets and liabilities:
Accounts receivable	4,090	(22,230)
Prepaid expenses and other current assets	86	4,899
Accounts payable and accrued expenses	39,158	77,181
Accrued interest	15,046	-
Accrued compensation	37,388	47,005

NET CASH USED IN OPERATING ACTIVITIES	(86,812)	(94,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,517)	(493)

NET CASH USED IN INVESTING ACTIVITIES	(2,517)	(493)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(23,150)
Proceeds from convertible debentures	95,000	-
Proceeds from loan payable	-	120,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,000	97,150

NET INCREASE (DECREASE) IN CASH	5,671	2,215

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	7,662	1,393

CASH - BEGINNING OF PERIOD	52,747	18,015

CASH - END OF PERIOD	$ 66,080	$ 21,623

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 11,782	$ 67,021
Embedded conversion features	$ -	$ 125,008
Beneficial conversion feature	$ -	$ 152,500
Conversion of Series 1 preferred stock into common stock	$ 110	$ -
Conversion of accrued interest and fees to common stock	$ 1,410	$ 12,496

See Notes to Unaudited Consolidated Financial Statements F-3 Page 5 of 28

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $11.8 million and a working capital deficiency at November 30, 2014 of approximately $2.1 million. The Company has incurred a net loss of approximately $293,000 for the three months ended November 30, 2014. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. You should read these interim financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended August 31, 2014.

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

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company did not recognize an allowance for doubtful accounts as of November 30 and August 31, 2014, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from per share computations as of November 30, 2014 and 2013.  The anti-dilutive securities amounted to 5,879,735,216 and 5,388,826,525 as of November 30 and August 31, 2014.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2014, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2014 and therefore classified as Level 1 within our fair value hierarchy.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to Convertible Debentures for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the three-month period ended November 30, 2014 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

November 30,

August 31,

      2014

    2014

(Unaudited)

Estimated life:

3 to 5 years

Computer and office equipment

     $17,979

      $15,462

Less: Accumulated depreciation

      (9,755)

        (9,239)

       $8,224

       $6,223

Depreciation expense amounted to $ 516 and $827 for the three-month periods ended November 30, 2014 and 2013, respectively.

NOTE 4 - LOANS PAYABLE

November 30,

August 31,

      2014

     2014

 (Unaudited)

Loans payable

    $218,300

    $218,300

The loans payable are due on demand, are unsecured, and are non-interest bearing.

During the three-month period ended November 30, 2014 and 2013, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $62,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the three-month period ended November 30, 2014 and 2013, the Company made principal repayments aggregating $0 and $167,875, respectively.

During the three-month period ended November 30, 2014 and 2013, the Company generated proceeds of $0 and $120,300 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2014 and August 31, 2013 convertible debentures consisted of the following:

  November 30, 2014

   August 31, 2014

(Unaudited)

Convertible Debentures

$772,118

$688,751

Unamortized debt discount

 (76,584)

(136,688)

Total

$695,534

$552,063

The Convertible Debentures mature through May 2015, some of which are payable on demand and bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 50 and 55% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5 days prior to conversion.  As of November 30, 2014, an aggregate of $405,571 of convertible promissory notes have matured.

During the three-month period ended November 30, 2014 and 2013, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $127,500, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the three-month period ended November 30, 2014 and 2013, the Company issued 270,125,840 and 93,178,812 shares of its common stock, respectively, to satisfy its obligations under principal repayments aggregating $11,782 and $167,875, respectively.  Additionally, the Company issued 38,200,798 shares of its common stock to satisfy interest pursuant to certain convertible promissory notes during the three-month period ended November 30, 2014.  The fair value of the shares of common stock amounted to $1,557 during such period and has been recorded as interest expense.

During the three-month period ended November 30, 2014 and 2013, the Company generated proceeds of $95,000 and $0, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the three-month periods ended November 30, 2014 and 2013 are as follows:

Balance at September 1, 2014	$305,207
Embedded conversion features at issuance	59,000
Changes in fair value of derivative liabilities	(14,791)
Balance, November 30, 2014	$349,416

Balance at September 1, 2013	$151,329
Embedded conversion features at issuance	125,000
Changes in fair value of derivative liabilities	26,427
Balance, November 30 , 2013	$302,756

NOTE 7 - COMMON STOCK AND PREFERRED STOCK

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

In October 2014, 1,100,000 shares of Preferred Stock Series 1 Designation were issued to three officers of the Company. These shares are convertible at a ratio of 1 preferred share to 53.04 common shares. These shares are valued at $5,834 based on the trading price of the common shares of $0.0001 into which the preferred shares are convertible. This amount was recorded as compensation expense.

NOTE 8 - FOREIGN OPERATIONS

As of November 30, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2014 and revenues for the three-month period ended November 30, 2014 were as follows:

	United States	Great Britain	Total
Revenues	-	$142,058	$142,058
Total revenues	-	$142,058	$142,058
Identifiable assets at November 30, 2014	$4,062	$142,058	$146,120

As of August 31, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2014 and revenues for the year ended August 31, 2014 were as follows:

	United States	Great Britain	Total
Revenues	-	$417,607	$417,607
Total revenues	-	$417,607	$417,607
Identifiable assets at August 31, 2014	$4,564	$130,398	$134,962

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Digital Marketing Services

As forecast, there is exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital infusion in fiscal year 2015 to grow simultaneously in multiple geographies.

As a foundation, the financial review showed that Digital Clarity continued to be revenue generating and remained cash flow positive.

Key Milestones

DBMM has established a strong foundation to make inroads into established and emerging markets. In the latter part of 2014, American Green (OTC:PK:ERBB) became a new client as a market leader as one of the fastest-growing companies in the marijuana industry.

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

Key Differentiators

DBMM has stablished a strong foundations by continuing to streamline operations and assessing activities on a cost benefit basis while developing new client relationships and revenue streams to be a differentiating digital marketing and technology provider. This focus has allowed the Company to enhance brand value for its clients. 2015 will continue to be about growth and outreach utilizing five key differentiators:

1 Brand enhancement

2. Search

–PPC

–SEO

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

Bid Optimization

•

Dedicated PPC Management

As an elite consultancy, Digital Clarity has extensive experience of running PPC management and implementation ranging from small independent businesses with one or two ad campaigns to multi-national ecommerce websites which utilize hundreds of ads and thousands of keywords. Whatever the nature and size of the account, Digital Clarity understands the importance of utilizing a programmatic, well-defined approach:

•Strategy. By understanding your business, demographics and audience, Digital Clarity can help to make sure that campaigns hit the ground running from day one.

•Implementation. Digital Clarity uses experience to put in place the best structure, keywords, ad copy and bidding strategies to maximize the effectiveness of your account.

•Optimization. Digital Clarity rigorously interrogates and checks our client accounts to ensure optimal performance, with regular reviews of all aspects of your campaigns.

•Reporting. By defining and explaining the numbers of your account, Digital Clarity provides the information needed to steer things in the right direction for business.

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

Digital Clarity is at the vanguard of this sector, having implemented countless SEO plans for a broad array of clients in a number of different industries. These plans included:

•

Onsite Technical Audit

•

Quality Content Creation

•

Meta, Tags & Technical Optimization

•

Website Structure

•

Use of Optimum Keywords

•     Link Building & Referrals

•

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

A site can be the most functional, user-friendly and search-optimized in the world; if people don't like the look of it, they will bounce off your page and never come back.  Making sure a site looks good and that it reflects your brand company identity is the difference between success and failure, and having a good web design agency on your side is more important than ever.

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

•

Social Media Audit

•

Content Creation

•     Social Media Management

•

Social Media Set Up

•

Reporting

•

Blog Writing

•

Content Strategy

•

Reputation Management

•

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

The Market for Growth in Social

•    Social-media advertising spend will grow rapidly through 2018. It’s up 40% this year and will top $8.5 billion, growing to nearly $14 billion in 2018, a five-year compound annual growth rate (CAGR) of 18%.

•

Social media ad spend has reached the mobile-tipping point. Spending on mobile social-media ads, including mobile app-install ads, will surpass non-mobile spend by the end of this year in the US. In 2018, two-thirds of social-media ad spend will go to mobile, creating a $9.1 billion social-mobile market.

Mobile app-install ads and programmatic buying are also growth drivers. Analyses suggest that mobile app-install ads could account for anywhere from one-quarter to more than one-half of Facebook’s mobile ad revenue.

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

Digital Clarity’s knowledge of analytics methodologies puts us at the forefront of our industry. We can use this experience to help guide strategy and deliver action points with recommendations, rather than just presenting you with meaningless statistics. With this knowledge in hand, you can implement solutions which will help you get the most out of your online presence. Digital Clarity also offers Google Analytics training to help businesses get the most out of this powerful tool independently.

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

60%
50%
40%
30%
20%
10%
0%
54%
20%
18%
4%
4%
Less than $1 million
$1 million - $5 million
$5 million - $25 million
$25 million - $100 million
More than $100 million

Market Reach

The Company has reach and experience across a large number of vertical markets including, but not limited to: Entertainment/ Fashion/ Sports/ Automotive/ Ecommerce.

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

*

The North American Search industry grew from $19 bn in 2011 to $27 bn in 2013 – SEMPO

*

Revenue from Localized Mobile Ads to Reach $5.8 Billion in U.S. by 2016 – BIA/Kelsey

*

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent – Adobe

*

72% of Consumers Want Mobile-Friendly Sites – Google Research

*

2 million search queries are made on Google, every minute – Google

*

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

*

284 million Twitter accounts

*

1.35 billion Facebook accounts

*

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

*

Fast Growing: -Current Population - 13+ Million - 49% population growth 1990-2000; 29% growth 2000-2008. More Asians are emigrating to the U.S. than any other ethnic group.

*

Educated & Affluent: -44% holding BA degree - vs. 28% of Non-Hispanic Whites -Median HH income almost $10K greater than Non-Hispanic Whites

*

Geographically Concentrated: -More than 50% reside in 3 states alone: CA, NY, and TX.

*

Money to Spend: $509 billion in annual purchasing power.

*

Entrepreneurial and Driven -Own and operate 1.1 million business nationally, generating $343 billion in annual revenue.

*

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

*

Dubai commands around 30 per cent of Middle East luxury market and around 60 per cent of the UAE’s luxury market

*

The Dubai Mall accounts for around 50 per cent of Dubai’s luxury purchases

*

Each year, more “HENRYs”(High Earnings, Not Rich Yet) become potential customers, with ten times as many HENRYs as ultra-affluent individuals

*

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2014

We had approximately $66,000 in cash and our working capital deficiency amounted to approximately $2.1 million at November 30, 2014.

During the three-month period ended November 30, 2014, we used cash in our operating activities amounting to approximately $87,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $293,000 adjusted for the following:

*

Amortization of debt discount of $119,104;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

*

An increase in our accounts payable and accrued expenses of approximately $40,000

*

An increase in our accrued salaries of approximately $37,000

During the quarter ended November 30, 2014, we generated cash from financing activities of $95,000, which consist of the proceeds from the issuance of convertible debentures.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2013

We had approximately $53,000 in cash and our working capital deficiency amounted to approximately $1.8 million at November 30, 2013.

During the three-month period ended November 30, 2013, we used cash in our operating activities amounting to approximately $94,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $541,000 adjusted for the following:

*

Fair value of preferred shares issued of $145,000

*

Change in fair value of derivative liability of $26,000

*

Amortization of debt discount of $166,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

*

An increase in our accounts payable and accrued expenses of approximately $77,000, resulting from slower payment processing due to our financial condition

*

An increase in our accrued salaries of approximately $47,000, resulting from slower payment processing due to our financial condition.

*

A decrease in our prepaid expenses of approximately $5,000

During the quarter ended November 30, 2013, we used cash from investing activities of approximately $500, for purchase of fixed assets.

During the quarter ended November 30, 2013, we generated cash from financing activities of approximately $115,000, which consist of the proceeds from the issuance of loans amounting $120,300 offset by payment of the bank overdraft of approximately $5,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three-month periods Ended November 30, 2014 and 2013

Unaudited Consolidated Operating Results

			Increase/	Increase/
	For the Three Months Ended November 30,		(Decrease)	(Decrease)
	2014	2013	$ 2014 vs 2013	% 2014 vs 2013

SALES	$ 147,504	$ 102,676	$ 44,828	44%

COST OF SALES	86,337	50,709	35,628	70%

GROSS PROFIT	61,167	51,967	9,200	18%

COSTS AND EXPENSES
General and administrative	96,299	46,755	49,544	106%
Compensation Expense	51,000	195,985	(144,985)	-74%
Legal and professional fees	87,237	92,170	(4,933)	-5%
Depreciation	516	827	(311)	-38%

TOTAL OPERATING EXPENSES	235,052	335,737	(100,685)	-30%

OPERATING LOSS	(173,885)	(283,770)	(109,885)	-39%

OTHER INCOME (EXPENSE)
Interest expense	(134,149)	(231,681)	97,532	-42%
Gain/ Loss on derivative liability	14,791	(26,427)	41,218	-156%

TOTAL OTHER INCOME (EXPENSE)	(119,358)	(258,108)	(138,750)	-54%

NET LOSS	$ (293,243)	$ (541,878)	$ (248,635)	-46%

NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2014 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 43% and 56% of our revenues during the three month period ended November 30, 2014. For the three-month period ended November 30, 2013 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 89% of our revenues. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 11% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended November 30, 2014, the increase in our revenues, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from Search Engine Optimization and Web Design Services during the three-month period ended November 30, 2013.

For the three-month period ended November 30, 2014, cost of sales included advertising, salaries and media spend.   Our cost of sales decreased as 58 % of the revenues, during the three-month period ended November 30, 2014, when compared to the prior year periods, primarily as a result of a corresponding increase in revenues

The increase in general and administrative costs during the three-month period ended November 30, 2014, when compared to the prior year period, results from additional travel expenses incurred during the three-month period ended November 30, 2014 in connection with business development activities.

The decrease in payroll during the three-month period ended November 30, 2014 is primarily attributable to a non-recurring grant of preferred shares as bonus to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $ 56,724.

The legal and professional fees during the three-month period ended November 30, 2014 when compared to the comparable prior year periods are at comparable levels in volume and nature.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, decrease during the three-month period ended November 30, 2014 is primarily attributable to the amortization of debt discount which was lower during the three-month period ended November 30, 2014, when compared to the comparable prior year periods.  The decrease in amortization debt discount is primarily due to the lesser issuance of convertible debt with beneficial conversion features and embedded conversion features during the three-month period ended November 30, 2014 than the prior year comparable periods.

The loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of November 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2013-2014 Q1	Investors	308,326,638	$13,193	Reduction of Outstanding Debt	§4 (a) (2)

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

Date: March 16, 2015

By: /s/ Linda Perry

Linda Perry

Executive Director