Form 10-Q
period 2015-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2015-04-13
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐           No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 3, 2015	4,314,974,767

INDEX

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 30,519	$ 52,747
Accounts receivable, net	90,182	74,511
Prepaid expenses and other current assets	1,376	1,481
Total current assets	122,077	128,739

Property and equipment - net	6,993	6,223

TOTAL ASSETS	$ 129,070	$ 134,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 383,893	$ 377,765
Accrued interest	94,942	65,152
Accrued compensation	547,116	470,640
Loans payable	240,800	218,300
Derivative liability	349,416	305,207
Convertible debentures, net	795,034	552,063

TOTAL CURRENT LIABILITIES	$ 2,411,201	$ 1,989,127

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 1,970,185 and 870,185 shares issued and outstanding	1,970	870
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 10,000,000,000
shares; 4,314,974,767 and 3,613,790,986 shares issued
and outstanding	4,314,974	3,613,790
Additional paid in capital	5,445,116	6,114,623
Other comprehensive loss	3,521	(12,796)
Accumulated deficit	(12,047,712)	(11,570,652)

TOTAL STOCKHOLDERS' DEFICIT	$ (2,282,131)	$ (1,854,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 129,070	$ 134,962

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Unaudited
	2015	2014	2015	2014

SALES	$ 109,688	$ 109,763	257,192	$ 212,439

COST OF SALES	78,288	53,833	164,625	104,542

GROSS PROFIT	31,400	55,930	92,567	107,897

COSTS AND EXPENSES
General and administrative	40,160	54,205	136,975	100,715
Compensation expense	69,000	93,643	120,000	289,628
Legal and professional fees	44,231	31,516	131,468	123,686

TOTAL OPERATING EXPENSES	153,391	179,364	388,443	514,029

OPERATING LOSS	(121,991)	(123,434)	(295,876)	(406,132)

OTHER INCOME (EXPENSE)
Interest expense	(61,827)	(163,642)	(195,976)	(395,569)
Gain/ Loss on derivative liability	-	(442,279)	14,791	(468,706)

TOTAL OTHER INCOME (EXPENSE)	(61,827)	(605,921)	(181,185)	(864,275)

NET LOSS	$ (183,818)	$ (729,355)	(477,061)	$ (1,270,407)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(5,726)	117	16,317	(904)
COMPREHENSIVE LOSS	$ (189,544)	$ (729,238)	(460,744)	$ (1,271,311)

NET LOSS PER SHARE
Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	4,245,900,983	472,665,592	3,983,118,526	409,901,142

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended February 28,
	Unaudited
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (477,061)	$ (1,270,407)

Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for services	5,834	144,985
Interested related to modification of conversion price of debt	-	47,029
Depreciation	2,235	1,113
Amortization of debt discount	160,354	296,443
Gain on derivative liability	(14,791)	468,706

Changes in operating assets and liabilities:
Accounts receivable	(15,671)	(41,576)
Prepaid expenses and other current assets	105	4,536
Accounts payable and accrued expenses	38,081	33,286
Accrued interest	31,348	49,373
Accrued compensation	76,476	83,103

NET CASH USED IN OPERATING ACTIVITIES	(193,090)	(183,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,321)	(493)

NET CASH USED IN INVESTING ACTIVITIES	(2,321)	(493)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(23,150)
Proceeds from convertible debentures	160,000	27,000
Proceeds from loan payable	29,500	237,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,500	241,450

NET INCREASE (DECREASE) IN CASH	(5,911)	57,548

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(16,317)	(904)

CASH - BEGINNING OF PERIOD	52,747	18,015

CASH - END OF PERIOD	$ 30,519	$ 74,659

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ 18,383	$ 279,395
Embedded conversion features	$ -	$ 385,000
Conversion of loan payable into common stock	$ 7,000	$ -
Conversion of Series 1 preferred stock into common stock	$ 110	$ 26,956
Conversion of accrued interest and fees to common stock	$ 1,410	$ -

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $12 million and a working capital deficiency at February 28, 2015 of approximately $2.3 million. The Company has incurred a net loss of approximately $477,000 for the six months ended February 28, 2015. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from per share computations as of February 28, 2015 and 2014.  The anti-dilutive securities amounted to 5,879,735,616 and 60,607,503 as of February 28, 2015 and August 31, 2014.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2015, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the six-month period ended February 28, 2015 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2015	August 31, 2014
(Unaudited)
Estimated life: 3 to 5 years
Computer and office equipment	$ 17,783	$ 15,462
Less: Accumulated depreciation	(10,790)	(9,239)
	$ 6,993	$ 6,223

Depreciation expense amounted to $ 2,235 and $1,113 for the six-month periods ended February 28, 2015 and 2014, respectively.

NOTE 4 - LOANS PAYABLE

	February 28, 2015	August 31, 2014
	(Unaudited)
Loans payable	$240,800	$218,300

Loans payable

The loans payable are due on demand, are unsecured, and are non-interest bearing.

During the six-month period ended February 28, 2015 and 2014, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $385,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the six-month period ended February 28, 2015, the Company issued 200,000,000 shares of its common stock, to satisfy principal obligations aggregating $7,000.

During the six-month period ended February 28, 2015 and 2014, the Company generated proceeds of $29,500 and $252,600 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2015 and August 31, 2014 convertible debentures consisted of the following:

	February 28, 2015	August 31, 2014
(Unaudited)
Convertible Debentures	$ 830,368	$ 688,751
Unamortized debt discount	(35,334)	(136,688)
Total	$ 795,034	$ 552,063

The Convertible Debentures mature through May 2015, some of which are payable on demand and bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 50 and 55% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5 days prior to conversion.  As of February 28, 2015, an aggregate of $482,571 of convertible promissory notes have matured.

During the six-month period ended February 28, 2015 and 2014, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $385,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the six-month period ended February 28, 2015 and 2014, the Company issued 662,982,983 and 622,531,098 shares of its common stock, respectively, to satisfy its obligations under principal repayments aggregating $18,383 and $279,395, respectively. Additionally, the Company issued 38,200,798 shares of its common stock to satisfy interest pursuant to certain convertible promissory notes during the six-month period ended February 28, 2015.  The fair value of the shares of common stock amounted to $1,411 during such period and has been recorded as interest expense.

During the six-month period ended February 28, 2015 and 2014, the Company generated proceeds of $160,000 and $27,000, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the six-month periods ended February 28, 2015 and 2014 are as follows:

Balance at August 31, 2014	$305,207
Embedded conversion features at issuance	59,000
Changes in fair value of derivative liabilities	(14,791)
Balance, February 28, 2015	$349,416

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

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

NOTE 8 - FOREIGN OPERATIONS

As of February 28, 2015, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2015 and revenues for the six-month period ended February 28, 2015 were as follows:

	United States	Great Britain	Total
Revenues	-	$257,192	$257,192
Total revenues	-	$257,192	$257,192
Identifiable assets at February 28, 2015	$4,083	$124,987	$129,070

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

Operations Overview/Outlook

Operationally, 2015 has been important in continuing the direction of the Company and steering it toward a scaled, sustainable growth plan. The model developed in fiscal 2014 has been reinforced and is differentiating to clients, therefore, the model will continue into fiscal 2015.

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

1. Brand enhancement

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

Financial Overview/Outlook

DBMM began the 2015 fiscal year with significant challenges, all of which were addressed and became a strong foundation for future growth. The focus remains on the growth of digital marketing services and technology driven through Digital Clarity. DBMM is a marketing services company which is labor intensive in order to provide a differentiating product to its clients. As such, it is imperative to raise a significant amount of capital to hire professionals who can deliver profit to the Company within a quarter. The proven model carried in our financials is each new hire/client averages a margin of 35%-55%, straight line and simple. On that basis, our target is to recruit 10-20 new staff to represent a critical mass and scale up our revenues proportionately. We have begun that trajectory upward in the 1Q 2015.

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

However, the weakened share price remains a challenge to the Company. On that basis, in the last two years having revenues of approximately $400,000 to $500,000 would suggest a conservative market multiple of x10-x16, the latter being the manufacturing average, the market cap of DBMM should be a minimum of $5,000,000. The multiples for media tend to be at the higher end of the spectrum; therefore, compared to other companies in this sector, DBMM is significantly undervalued. The issue will be addressed as a priority early in the 2015 fiscal year as it continues to be challenge.

In summary, DBMM’s financing efforts have always been in short term, small amounts of working capital. That is changing in 2015. Going forward, DBMM intends to embark on a significant capital raise to allow the Company to scale up geographically and maximize our global reach through strategic relationships. This model is the most efficient and effective path to grow DBMM quickly into multiple revenue streams. We have proven the model in the last two years. Our marketing services’ offering is a labor intensive endeavor, wherein human capital is a key differentiator of knowledge and/or relationships. What we have discussed here is organic growth which will be conducted in conjunction with concluding an acquisition in the digital technology/marketing services sector.

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

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2015

We had approximately $30,000 in cash and our working capital deficiency amounted to approximately $2.3 million at February 28, 2015.

During the six-month period ended February 28, 2015, we used cash in our operating activities amounting to approximately $197,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $477,000 adjusted for the following:

•

Amortization of debt discount of $160,000;

•

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $34,000

•

An increase in our accrued salaries of approximately $76,000

During the quarter ended February 28, 2015, we generated cash from financing activities of $189,500, which consist of the proceeds from the issuance of convertible debentures.

SIX-MONTH PERIOD ENDED February 28, 2014

We had approximately $75,000 in cash and our working capital deficiency amounted to approximately $2.7 million at February 28, 2014.

During the six-month period ended February 28, 2014, we used cash in our operating activities amounting to approximately $183,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1.3 adjusted for the following:

•

Fair value of preferred shares issued of $145,000

•

Change in fair value of derivative liability of $469,000

•

Amortization of debt discount of $296,000

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $166,000, resulting from slower payment processing due to our financial condition

•

An increase in accounts receivables of approximately $42,000, primarily due to timing of certain revenues during the quarter ended February 28, 2014

During the six-month period ended February 28, 2014, we generated cash from financing activities of $241,450, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $279,600 offset by principal repayments of loans payable of $15,000 and payment of the bank overdraft of approximately $23,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three-month periods Ended February 28, 2015 and 2014

Unaudited Consolidated Operating Results

	For the Three Months Ended February 28,				For the Six Months Ended February 28,
			Increase/	Increase/			Increase/	Increase/
			(Decrease)	Decrease			(Decrease)	Decrease
	2015	2014	$ 2015 vs 2014	% 2015 vs 2014	2015	2014	$ 2015 vs 2014	% 2015 vs 2014

SALES	$ 109,688	$ 109,763	$ (75)	0%	$ 257,192	$ 212,439	$ 44,753	21%

COST OF SALES	78,288	53,833	24,455	45%	164,625	104,542	60,083	57%

GROSS PROFIT	31,400	55,930	(24,530)	-44%	92,567	107,897	(15,330)	-14%

COSTS AND EXPENSES
General and administrative	40,160	54,205	(14,045)	-26%	136,975	100,715	36,260	36%
Compensation Expense	69,000	93,643	(24,643)	-26%	120,000	289,628	(169,628)	-59%
Legal and professional fees	44,231	31,516	12,715	40%	131,468	123,686	7,782	6%

TOTAL OPERATING EXPENSES	153,391	179,364	(25,973)	-14%	388,443	514,029	(125,586)	-24%

OPERATING LOSS	(121,991)	(123,434)	(1,443)	-1%	(295,876)	(406,132)	(110,256)	-27%

OTHER INCOME (EXPENSE)
Interest expense	(61,827)	(163,642)	(101,815)	-62%	(195,976)	(395,569)	(199,593)	-50%
Gain/ Loss on derivative liability	-	(442,279)	(442,279)	-100%	14,791	(468,706)	(483,497)	-103%

TOTAL OTHER INCOME (EXPENSE)	(61,827)	(605,921)	(544,094)	-90%	(181,185)	(864,275)	(683,090)	-79%

NET LOSS	$ (183,818)	$ (729,355)	$ (545,537)	-75%	$ (477,061)	$ (1,270,407)	$ (793,346)	-62%

NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three and six-month period ended February 28, 2015 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 93% and 96% of our revenues during the three and six month period ended February 28, 2015. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 3% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended February 28, 2015, the increase in our revenues, was at comparable levels when compared to the prior year period. During the six-month period ended February 28, 2015, our revenues for that period increased when compared to the prior year period primarily as a result of increased sales related to Per-Click Advertising.

During the three and six-month period ended February 28, 2015, our cost of sales increased primarily from increases in media

The decrease in general and administrative during the three-month period ended February 28, 2015 is primarily due to a decrease in travel expenses during the second quarter of fiscal 2015, when compared to the second quarter of fiscal 2014.  The increase in general and administrative expenses during the six-month period ended February 28, 2015, when compared to the prior year period, primarily results from professional fees incurred related to our public filings offset by the decrease in aforementioned travel expenses.

The decrease in payroll during the three and six-month period ended February 28, 2015 is primarily attributable to a grant of preferred shares to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $ 144,985.

The legal and professional fees during three and six-month period ended February 28, 2015 when compared to the comparable prior year periods are at comparable levels in volume and nature.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, decrease during the three-month period and six-month period ended February 28, 2015 is primarily attributable to the amortization of debt discount which was lower during the three-month period ended February 28, 2015, when compared to the comparable prior year periods.  The decrease in amortization debt discount is primarily due to the lesser issuance of convertible debt with beneficial conversion features and embedded conversion features during the three and six-month period ended February 28, 2015 than the prior year comparable periods.

The gain or loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of February 28, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2014-2015 Q2	Investors	392,857,143	$13,750	Reduction of Outstanding Debt	§4 (a) (2)

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

Date: April 10, 2015

By: /s/ Linda Perry

Linda Perry

Executive Director