Form 10-Q
period 2015-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2015-09-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        X  Yes      o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).          X  Yes     o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o	Accelerated Filer o
Non-Accelerated Filer o	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes o             No X

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
September 23, 2015	4,414,975

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 34,185	$ 52,747
Accounts receivable, net	80,175	74,511
Prepaid expenses and other current assets	1,363	1,481
Total current assets	115,723	128,739

Property and equipment - net	5,934	6,223

TOTAL ASSETS	$ 121,657	$ 134,962

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 416,275	$ 377,765
Accrued interest	121,533	65,152
Accrued compensation	582,713	470,640
Loans payable	290,800	218,300
Derivative liability	356,009	305,207
Convertible debentures, net	828,693	552,063

TOTAL CURRENT LIABILITIES	$ 2,596,023	$ 1,989,127

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000
shares; 1,970,185 and 870,185 shares issued and outstanding	1,970	870
Preferred stock, Series 2, par value .001; authorized 2,000,000
shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 10,000,000 shares; 4,414,975 and 3,613,791 shares issued and outstanding	4,415	3,614
Additional paid in capital	9,760,175	9,724,799
Other comprehensive loss	3,579	(12,796)
Accumulated deficit	(12,244,505)	(11,570,652)

TOTAL STOCKHOLDERS' DEFICIT	(2,474,366)	(1,854,165)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 121,657	$ 134,962

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Unaudited
	2015	2014	2015	2014

SALES	$ 111,192	79,902	$ 368,384	292,341

COST OF SALES	78,237	47,561	242,862	152,103

GROSS PROFIT	32,955	32,341	125,522	140,238

COSTS AND EXPENSES
General and administrative	41,605	64,792	178,580	165,507
Compensation expense	51,000	89,999	171,000	379,627
Legal and professional fees	64,901	76,886	196,369	200,572

TOTAL OPERATING EXPENSES	157,506	231,677	545,949	745,706

OPERATING LOSS	(124,551)	(199,336)	(420,427)	(605,468)

OTHER INCOME (EXPENSE)
Interest expense	(65,647)	(147,129)	(261,623)	(542,698)
Gain/ Loss on derivative liability	(6,593)	591,106	8,198	122,400
				-
TOTAL OTHER INCOME (EXPENSE)	(72,240)	443,977	(253,425)	(420,298)

NET INCOME (LOSS)	(196,791)	244,641	(673,852)	(1,025,766)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	58	(1,271)	16,375	(2,175)
COMPREHENSIVE LOSS	$ (196,733)	$ 243,370	$ (657,477)	$ (1,027,941)

NET LOSS PER SHARE
Basic and diluted	(0.05)	0.19	(0.16)	(1.64)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	3,731,085	1,294,236	4,124,203	625,407

See Notes to Unaudited Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended May 31,
(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (673,852)	$ (1,025,766)
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of preferred shares issued for services	5,834	-
Fair value of preferred shares issued for bonus	-	144,985
Fair value of shares of common stock-interest	-	72,480
Interested related to modification of conversion price of debt
Depreciation	2,447	1,398
Amortization of debt discount	195,688	417,592
Change in fair value of derivative liability	(8,198)	(122,400)
Changes in operating assets and liabilities:
Accounts receivable	(5,666)	(5,171)
Prepaid expenses and other current assets	118	4,860
Accounts payable and accrued expenses	71,963	73,765
Accrued interest	60,766	-
Accrued compensation	112,073	141,395

NET CASH USED IN OPERATING ACTIVITIES	(238,827)	(296,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,158)	(493)

NET CASH USED IN INVESTING ACTIVITIES	(2,158)	(493)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(23,150)
Proceeds from convertible debentures	160,000	149,000
Principal repayments of loan payable	-	(40,000)
Proceeds from loan payable	79,500	252,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	239,500	338,450

NET INCREASE (DECREASE) IN CASH	(1,485)	41,095

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(17,077)	(2,175)

CASH - BEGINNING OF PERIOD	52,747	18,015

CASH - END OF PERIOD	$ 34,185	$ 56,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -

Non-cash investing and financing activities:

Conversion of convertible notes payable into common stock	$ -	$ 399,228
Assignment/Modification of notes payable to convertible notes payable	$ -	$ 450,300
Debt discount associated with derivative liability	$ -	$ 247,000
Debt discount associated with convertible debt	$ -	$ 274,650
Embedded conversion features	$ -	$ -
Conversion of loan payable into common stock	$ 7,000	$ -
Beneficial conversion feature	$ -	$ -
Conversion of Series 1 preferred stock into common stock	$ 110	$ -
Conversion of accrued interest and fees to common stock	$ 2,200	$ -
Conversion of preferred stock to common stock	$ -	$ 26,956

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

From 2013-2015 the Company has been honing its business model to be the differentiating service provider in digital marketing space to its clients and prospective business as DBMM grows into one of the leaders in the industry going forward.

Today, DBMM Group crafts, designs and executes digital marketing strategies across multiple ad platforms and social media networks for a broad array of clients to help each of them establish a uniform brand identity across the digital universe. The product offering is a unique value proposition of intelligent analytics provided by an experienced digital marketing and technology team. Therefore DBMM Group is a blend of data, strategy and creative execution.

The Company approved a 1 to 1,000 Reverse Split of its shares of common stock, effective July 17, 2015. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

The Authorized Shares have been reduced by an equal proportion to 10,000,000.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $12.2 million and a working capital deficiency at May 31, 2015 of approximately $2.5 million. The Company has incurred a net loss of approximately $670,000, and used cash in operation of $239,000 for the nine-months ended May 31, 2015. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by seeking long term financing which may be in the form of additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The interim consolidated financial statements of Digital Brand Media & Marketing Group, Inc. (“we,” “us,” “our,” “DBMM” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, availability of capital resources, the timing of acquisitions, and the sensitivity of our business to economic conditions.

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

Principles of Consolidation

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from per share computations as of May 31, 2015 and 2014.  The anti-dilutive securities amounted to 5,879,736 and 60,608 as of May 31, 2015 and August 31, 2014.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2015 and 2014, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2015, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the nine-month period ended May 31, 2015 to determine their impact, if any, on our financial statements. The Company does not expect the adoption of any of these standards to have a material impact once adopted.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2015	August 31, 2014
	(Unaudited)	(Audited)
Estimated life: 3 to 5 years	$ 17,620	$ 15,462
Computer and office equipment	(11,686)	(9,239)
Less: Accumulated depreciation	$ 5,934	$ 6,223

Depreciation expense amounted to $ 2,447 and $1,398 for the nine-month periods ended May 31, 2015 and 2014, respectively.

NOTE 4 - LOANS PAYABLE

	May 31, 2015	August 31, 2014
(Unaudited)
Loans payable	$ 290,800	$ $218,300

The loans payable are due on demand, are unsecured, and are non-interest bearing.

During the nine-month period ended May 31, 2015 and 2014, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $450,300, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the nine-month period ended May 31, 2015, the Company issued 200,000 shares of its common stock, to satisfy principal obligations aggregating $7,000.

During the nine-month period ended May 31, 2015 and 2014, the Company received loan proceeds of $79,500 and $252,600, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At May 31, 2015 and August 31, 2014 convertible debentures consisted of the following:

	May 31, 2015	August 31, 2014
(Unaudited)
Loans payable	$ 828,693	$ 688,751
Unamortized debt discount	(0)	(136,688)
Total	$ 828,693	$ 552,063

The Convertible Debentures mature through May 2015, some of which are payable on demand and bear interest at ranges between 6% and 15%.  The convertible debentures are convertible at ratios varying between 50 and 55% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5 days prior to conversion.  As of May 31, 2015, an aggregate of $515,743 of convertible debenture have matured.

During the nine-month period ended May 31, 2015 and 2014, the Company modified terms with existing or new lenders for loans payable aggregating $0 and $450,300, respectively.  Substantially all modifications consist in adding conversion terms to such convertibles debenture.

During the nine-month period ended May 31, 2015 and 2014, the Company issued 700,205 and 1,541,716 shares of its common stock, respectively, to satisfy its obligations pursuant to the original terms of the underlying debt agreements under principal repayments aggregating $27,207 and $401,229, respectively. Additionally, the Company issued 100,979 shares of its common stock to satisfy interest pursuant to certain convertible debentures during the nine-month period ended May 31, 2015.  The fair value of the shares of common stock amounted to $4,236 during such period and has been recorded as interest expense.

During the nine-month period ended May 31, 2015 and 2014, the Company generated proceeds of $160,000 and $149,000, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the nine-month periods ended May 31, 2015 and 2014 are as follows:

Balance at August 31, 2014	$305,207
Embedded conversion features at issuance	59,000
Changes in fair value of derivative liabilities	(8,198)
Balance, May 31, 2015	$356,009

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

Common Stock

During July 2014, the Company increased its number of authorized shares of common stock to 10,000,000,000. Its preferred stock remains at 4,000,000, authorized shares both with $0.001 par value.

The Company approved a 1 to 1,000 Reverse Split of its shares of common stock, effective July 17, 2015. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

During the nine-month ended May 31, 2015, and 2014, the Company issued 700,205 and 1,541,716 shares, respectively, of its common stock to satisfy its obligations under conversion features of convertible debt aggregating $27,207 and $401,229, respectively.  Additionally, the Company issued 100,979 shares of its common stock to satisfy interest pursuant to certain convertible promissory notes.  The fair value of the shares of common stock amounted to $4,236, which has been recorded as interest expense.

NOTE 8 - FOREIGN OPERATIONS

As of March 31, 2015, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2015 and revenues for the nine-month period ended May 31, 2015 were as follows:

	United States	Great Britain	Total
Revenues	$ -	$ 368,384	$ 257,192
Total revenues	$ -	$ 368,384	$ 257,192
Identifiable assets at May 31, 2015	$ 691	$ 120,966	$ 121,657

As of August 31, 2014, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2014 and revenues for the year ended August 31, 2014 were as follows:

	United States	Great Britain	Total
Revenues	$ -	$ 417,607	$ 417,607
Total revenues	$ -	$ 417,607	$ 417,607
Identifiable assets at August 31, 2014	$ 4,564	$ 130,398	$ 134,962

NOTE 9 – SUBSEQUENT EVENTS

The Company approved a 1 to 1,000 Reverse Split of its shares of common stock, effective July 17, 2015. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

The Authorized Shares have been reduced by an equal proportion to 10,000,000.

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

“DBMM’s Digital Clarity Selected to Conduct Survey” – Results Reported by BBC & Huffington Post Huffington Post Article Entitled: “Internet Addiction Disorder – Yes, It’s a Real Thing.” (http://huff.to/1rSyzSX)

INDUSTRY AWARD

Digital Clarity Named in Top Ten Best Social Media Marketing Firms in the UK for 3rd Year (http://Topseos.com/uk/best-social-media-marketing-companies)

“Topseos.co.uk, an independent research firm, revealed the listing of the top 10 best social media marketing agencies in the UK based on their strength and competitive advantage. Social media marketing companies are put through a methodical analysis to ensure the rankings contain the absolute best companies the search marketing industry has to offer. Their criteria includes timeliness, brand management, consultation, methodology and reach.

Based in this criteria, Digital Clarity was awarded a spot in the top 10. The process for researching and declaring social media marketing agencies in the UK is based on the use of a set of analysis criteria and learning more about their solutions and their communications with their customers through references. The topsesos.com independent analysis team communicated directly with the clients in order to inquire about the solutions and achievement from the client’s perspective.”

Key Differentiators

DBMM has established a strong foundation by continuing to streamline operations and assessing activities on a cost benefit basis while developing new client relationships and revenue streams to be a differentiating digital marketing and technology provider. This focus has allowed the Company to enhance brand value for its clients. 2015 will continue to be about growth and outreach utilizing five key differentiators:

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

•

The North American Search industry grew from $19 billion in 2011 to $27 billion in 2013 – SEMPO

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

NINE-MONTH PERIOD ENDED MAY 31, 2015

We had approximately $35,000 in cash and our working capital deficiency amounted to approximately $2.5 million at May 31, 2015.

During the nine-month period ended May 31, 2015, we used cash in our operating activities amounting to approximately $238,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $674,000 adjusted for the following:

•

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $72,000

•

An increase in our accrued salaries of approximately $112,000

During the quarter ended May 31, 2015, we generated cash from financing activities of $239,500, which consist of the proceeds from the issuance of loan payables.

NINE-MONTH PERIOD ENDED MAY 31, 2014

We had approximately $57,000 in cash and our working capital deficiency amounted to approximately $2.2 million at May 31, 2014.

During the nine-month period ended February 28, 2014, we used cash in our operating activities amounting to approximately $297,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $1 million adjusted for the following:

•

Fair value of preferred shares issued of $144,985

•

Change in fair value of derivative liability of $122,400

•

Amortization of debt discount of $417,592

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•

An increase in our accounts payable and accrued expenses of approximately $215,000, resulting from slower payment processing due to our financial condition

•

An increase in accounts receivables of approximately $42,000, primarily due to timing of certain revenues during the quarter ended February 28, 2014

During the nine-month period ended February 28, 2014, we generated cash from financing activities of $338,450, which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $401,600 offset by principal repayments of loans payable of $40,000 and payment of the bank overdraft of approximately $23,000.

RESULTS OF OPERATIONS

Comparison of the Results for the Three-month periods Ended May 31, 2015 and 2014

Unaudited Consolidated Operating Results
	For the Three Months Ended May 31,				For the Nine Months Ended May 31,
			Increase/	Increase/			Increase/	Increase/
			(Decrease)	Decrease			(Decrease)	Decrease
			$	%			$	%
	2015	2014	2015 vs 2014	2015 vs 2014	2015	2014	2015 vs 2014	2015 vs 2014

SALES	$ 111,192	$ 79,902	$ 31,290	39%	$ 368,384	$ 292,341	$ 76,043	26%

COST OF SALES	78,237	47,561	30,676	64%	242,862	152,103	90,759	60%
					-	-
GROSS PROFIT	32,955	32,341	614	2%	125,522	140,238	(14,716)	-10%
					-	-
COSTS AND EXPENSES					-	-
General and administrative	41,605	64,792	(23,187)	-36%	178,580	165,507	13,073	8%
Compensation Expense	51,000	89,999	(38,999)	-43%	171,000	379,627	(208,627)	-55%
Legal and professional fees	64,901	76,886	(11,985)	-16%	196,369	200,572	(4,203)	NM
TOTAL OPERATING EXPENSES	157,506	231,677	(74,171)	-32%	545,949	745,706	(199,757)	-27%
					-	-
OPERATING LOSS	(124,551)	(199,336)	(74,785)	-38%	(420,427)	(605,468)	(185,041)	-31%
					-	-
OTHER INCOME (EXPENSE)					-	-
Interest expense	(65,647)	(147,129)	(81,482)	-55%	(261,623)	(542,698)	(281,075)	-52%
Gain (Loss) on derivative liability	(6,593)	591,106	597,699	NM	8,198	122,400	114,202	NM
TOTAL OTHER INCOME (EXPENSE)	$ (72,240)	$ 443,977	$ 516,217	NM	$ (253,425)	$ (420,298)	$ (166,873)	NM
					-	-
NET LOSS	$ (196,791)	$ 244,641	$ 441,432	NM	$ (673,852)	$ (1,025,766)	$ (351,914)	NM
NM: Not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three and nine-month period ended May 31, 2015 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 93% and 96% of our revenues during the three and nine-month period ended May 31, 2015. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 3% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three and nine-month periods ended May 31, 2015, our revenues increased when compared to the prior year period primarily as a result of increased sales related to Per-Click Advertising.

During the three and nine-month period ended May 31, 2015, our cost of sales increased primarily from increases in media purchases.

The decrease in general and administrative during the three-month periods ended May 31, 2015 is primarily due to an decrease in travel expenses during the third quarter of fiscal 2015, when compared to the third quarter of fiscal 2014. During the nine-month period ended May 31, 2015 the increase of general and administrative is due to the increase in travel on the first two quarters, when compared to the nine-month period of fiscal 2014.

The decrease in compensation expenses during the three and nine-month period ended May 31, 2015 is primarily attributable to a grant of preferred shares to certain of its officers which occurred during the first quarter of fiscal 2014 and which amounted to $144,985.

The legal and professional fees during three and nine-month period ended May 31, 2015 when compared to the comparable prior year periods decrease primarily due to decreased services provided by professionals in connection with the Company’s filings during the third quarter of fiscal 2015.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, decrease during the three-month period and nine-month period ended May 31, 2015 is primarily attributable to the amortization of debt discount which was lower during the three and nine-month periods ended May 31, 2015, when compared to the comparable prior year periods.  The decrease in amortization debt discount is primarily due to the lesser issuance of convertible debt with beneficial conversion features and embedded conversion features during the three and nine-month period ended May 31, 2015 than the prior year comparable periods.

The gain or loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of May 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2014-2015 Q3	Investors	100,000	$4,500	Reduction of Outstanding Debt	§4 (a) (2)

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

Date: September 23, 2015

By: /s/ Linda Perry

Linda Perry

Executive Director