Form 10-K
period 2017-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2018-05-31
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEARS ENDED: August 31, 2017, August 31, 2016, and August 31, 2015

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

(646) 722-2706

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	OTC Electronic Bulletin Board

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

  Yes [  ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes  [___]  No [_X__ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
Emerging growth company	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: on February 28, 2017: $1,835,083

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 745,718,631 Outstanding as of May 29, 2018

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980).

None

Transitional Small Business Disclosure Format (Check one):  Yes  ___  No  X.

FORM 10-K
For the Fiscal Years Ended August 31, 2017, 2016, and 2015
TABLE OF CONTENTS
		Page
PART 1
Item 1.	Description of Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	9
Item 2:	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
Item 8.	Consolidated Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A (T).	Controls and Procedures	62
Item 9B.	Other Information	-

PART III

Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	65
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	67

PART IV

Item 15.	Exhibits	68

Signatures		70

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

This annual report on Form 10-K is a    comprehensive    filing for the fiscal years ended August 30, 2017, 2016 and 2015. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This is our first periodic filing since the 3rd quarter ended May 31, 2015.

This annual report should be read together and in connection with the other reports filed by us with the SEC. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place since May 31, 2015 through the date of filing of this annual report with the SEC.

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

DBMM entered into a Share Exchange Agreement (the “Exchange Agreement”), on March 31, 2010, with Cloud Channel Limited which was subsequently re-named as RTG Ventures (Europe) Limited in July 2010 (“RTG Ventures (Europe)”). Pursuant to the Exchange Agreement, the Company acquired 100% of the outstanding capital stock of RTG Ventures (Europe) from its stockholders for consideration consisting of Convertible Preferred Shares of RTG Ventures, Inc. according to the derivative valuation methodologies outlined in the Share Exchange Agreement of Stylar Limited, a/k/a Digital Clarity. RTG Ventures (Europe) has been valued 12 months forward “notionally” one year hence. An 8-K/A was filed in September 2010 containing audited financials of the acquisition of Stylar Limited which completed the transaction. Shareholders converted the preferred shares into common stock using the average share price of the 30 days preceding September 3, 2011 which provided a share price of $0.016083. The methodology provided a valuation of 4X net profit. All preferred stock was held by DBMM’s transfer agent for the 12-month period ending September 3, 2011. All voting shares were held by management.

Subsequent to the close of the fiscal year 2011 following substantial investment, the Company conducted a structural review of its total product and services offering. The review was carried out by the Board of Directors. The result was to bring technology development being outsourced directly into the Company to steward on a daily basis and any activities which were not revenue generating in the near term were eliminated. Certain business lines were eliminated from the Business Plan immediately. In October 2011 the joint venture with iPayu was mutually withdrawn and in December 2011 the acquisition of Bitemark Ltd. was rescinded. The companies reverted to the same position each held prior to the contracts.

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

On July 17, 2015 Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 1,000 to 1 reverse split.

Digital Clarity is a trading brand for Stylar Limited, a wholly owned company of DBMM, through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

•SearchEngine Marketing –for search engines like Google, Yahoo etc.

•WebDesign –building sites for web, mobile and tablet devices

•SocialMedia –planning and measuring social metrics digitally in order to diagnose strategy

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. Entertainment, Fashion and Sports industries, as well as Automotive, Ecommerce, and Investment Banking are proven markets.

The Company is rolling out the services of both the technology and marketing service offering of the business from its current operating base in the UK into larger markets in the United States, namely Los Angeles and New York. The intent in fiscal year 2018 is to continue to grow into many geographic areas in order to grow the company’s revenues with cash infusion – growth is totally a function of capital.

Fiscal years 2015- 2017 reflected the Company’s continued progress by being awarded contracts for a number of new clients in the search marketing sector. One of the successful contract models for Digital Clarity strategizes as a full digital marketing and technology consultancy from design following analysis of client’s analytics, then executing and stewarding the evolution of the model. The Company’s mantra is, “ROI is our DNA,” and continues its business development by leveraging those relationships.

Sales and Marketing

Our sales team focuses on adding new advertisers to our business, while our business development and partnership initiatives focuses on adding new reseller partnerships, selectively adding new distribution partnerships and servicing existing partnerships. Our marketing department focuses on promoting our services through online customer acquisition, affiliate relationships, press coverage, strategic marketing campaigns and industry exposure. Advertising and promotion of our services is broken into four main categories: direct sales, reseller partnerships, online acquisition, and referral agreements. The Directors also take an active role in business development. Consumer products advertisers will spend $5.97 billion on digital advertising in 2016, and 18.2% gain from 2015 that will see this sector account for 8.7% of total US digital ad spending for the year.

Research and Development

The Company has a strong forward-looking focus in building out a robust and lean platform that will provide revenue generation through the business model described.

There is a current need for investment in building out the development team and creating a proprietary infrastructure to scale and evolve the technology platform and to market to end users. The prudent. DBMM model includes industry digital technology integrated with social media platforms, both constantly evolving. Digital Clarity integrates this changing dynamic into its algorithms. DBMM uses others research, but without expending its own resources. It is a perfect collaboration.

Employees

As of August 31, 2017, the Company had eight full-time employees.

Competition

There is strong competition in the digital marketing arena, though with the right level of investment and marketing, Digital Clarity has a confident outlook in using its experience to win new business in both local and international markets. DBMM has significant business relationships in place because it has a differentiating model.

DBMM Group’s Current Markets

•Entertainment/Fashion/Sports/Automotive/Ecommerce/Technology/Investments/Investment Banking/Retail Solutions

•Digital Marketing Strategic Consulting Services

•Due Diligence of Companies Digital Landscape

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

DBMM Profile:

•Revenue Generating Company

•Cash Flow Positive

•Experienced Team

•Strong Client Base

•Centers of Excellence Today –US & Europe

•Future Geographic Reach –UAE & Asia

•Reach to Celebrity & A-List Performers

•Established Relationships with Media Groups like Google

•Poised for the Growth in Digital Marketing & Advertising

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

Leading internet authority, Jayson DeMers, founder & CEO of AudienceBloom, a Seattle-based content marketing & social media agency said recently, " The SEO industry is worth $65 billion; will it ever stop growing?".

What’s more, is that research company Borell Associates is predicting that the SEO industry will continue to grow to an estimated $72 billion by 2018 and $79 billion by 2020.

Mobile ad revenues were $8.2 billion or just under +30%. Most significantly, the lion’s share of this unprecedented growth was driven by Paid Search.

Digital Clarity has made considerable inroads in both Search and Social Media. The growth in expectations, by users and well as how Google ranks, means UEO or user experience optimization has become almost synonymous with SEO. Google has started to show clear favoritism towards sites with fast load times, mobile optimization, and indications that users are enjoying their overall experience.

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

SMS Marketing

Users of an SMS service can exchange text messages either from mobile to mobile or through a specialist internet website to a handset about anything from promotional offers, to general information regarding a product or service. Messages are usually sent using a short code system. Short codes are around 5 or 6 digits in length and work by asking customers to text a certain keyword to a specific code. E.g. ‘Text WIN to 84841”.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM’s corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The Company has an annual renewable lease. In April 2012, Stylar Limited (a//k/a Digital Clarity) entered into a 5-year lease. Under the terms of the current lease the annual base rent was approximately $17,000. This office is located in the UK.  The lease is currently on a month-to-month term for monthly rent of $1,416.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff’s application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,801.87, which does not include $25,000 paid in settlement efforts.  On February 22, 2016 a Settlement Agreement was signed by the parties for a total of $85,000 to Asher Enterprises.  Thereafter, the litigation continues.

From time to time, the Company has become or may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position, or our business and the outcome of these matters cannot be ultimately predicted.

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

Year Ended August 31, 2017:	High	Low
First Quarter	$ 0.0002	$ 0.0001
Second Quarter	$ 0.00498	$ 0.0001
Third Quarter	$ 0.0029	$ 0.0030
Fourth Quarter	$ 0.0019	$ 0.0001

Year Ended August 31, 2016:	High	Low
First Quarter	$ 0.0498	$ 0.0013
Second Quarter	$ 0.0013	$ 0.0002
Third Quarter	$ 0.0003	$ 0.0001
Fourth Quarter	$ 0.0002	$ 0.0001

Year Ended August 31, 2015:	High	Low
First Quarter	$ 0.1000	$ 0.1000
Second Quarter	$ 0.0100	$ 0.0100
Third Quarter	$ 0.1000	$ 0.1000
Fourth Quarter	$ 0.0330	$ 0.0260

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2017. August 31, 2016 and August 31, 2015 were $0.0019, $0.0001 and $0.026 per share respectively. As of August 31,2017, August 31,2016 and August 31,2015, there were 119, 119 and 118 holders of record of our common stock respectively.

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

Recent issuances of Unregistered Securities

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2015-2017 Q4	Investors	465,635,354	$110,083	Reduction of Outstanding Debt	§4 (a) (2)

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

Operations Overview/Outlook

Operationally, 2015-2017 has been important in continuing the direction of the Company and steering it toward a scaled growth plan. The model developed in fiscal 2014 has been reinforced and is differentiating to clients, therefore, the model will continue into fiscal 2018, and beyond.

Entertainment/Fashion/Sports/Automotive/Ecommerce/ Investment Banking Solutions

DBMM continues to build on its strengths. The company had strong relationships within the market and intends to build its business focus in a wide variety of industry verticals.

The heart of the business is the marketing consultancy. DBMM Group’s main business Digital Clarity, works in the area of Digital Marketing. Understanding each client and developing the model to individualize the outlook has been essential. This kind of close relationship with the client resulted in Digital Clarity being considered a close professional advisor.

In fiscal year 2018, the Company will continue to focus on the positive, proven operating model and use that model to expand geographic reach with existing and new clients.

Digital Marketing Services

2018 will continue to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and continue to encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital to grow simultaneously in multiple geographies.

As a foundation, the 2015 fiscal year financial review showed that Digital Clarity increased its revenues by 23%, and the operating company remained cash flow positive through 2017 despite challenging situations in the parent company, the company outlook is robust for the foreseeable future.

Key Milestones

2017 has been a very significant year in its increasing revenues quarter to quarter during the fiscal year. The client base is expanding in base number and the size of client serviced. Certain new significant clients representing a variety of industries were added to client roster. The Company’s clients tend to operate with a NDA, as our clients see us a competitive advantage. Accordingly, we cannot share all clients’ brands or company names.

Recently the company has been hired by the prestigious organizational group, British Marine. British Marine are the membership body for nautical and sea faring craft and include Super and Luxury Yacht companies such as Sunseeker and Princess Yachts.

Digital Clarity have been hired to audit Google Search and Analytics for British Marine’s top show, The London Boat Show and one of Europe’s largest events, The Southampton Boat Show. The company is in talk to act as digital advisor with British Marine for the Abu Dhabi Boat Show. These shows will fit into the circuit that incorporates Fort Lauderdale, Monaco and Cannes Boat & Yachting events.

Digital Clarity are also working with sponsors and potential sponsors of a Formula 1 team that are in the top 5 racing teams in this prestigious and global sport.

Other examples are representative of the diversity of client base, DBMM's approach using a client's analytics, and executing an individualized model to increase ROI as the prime objective, span a wide range of industries.

Digital Clarity continues to expand into high end Real Estate and Luxury brands and is building a strong network on High Net-worth and Ultra High Net-worth Individuals

NOTABLE EVENTS - INDUSTRY AWARDS & RECOGNITION

Digital Clarity Named in Top Ten Best Social Media Marketing Firms in the UK for 6th Year (http://Topseos.com/uk/best-social-media-marketing-companies)

“Topseos.co.uk, an independent research firm, revealed the listing of the top 10 best social media marketing agencies in the UK based on their strength and competitive advantage. Social media marketing companies are put through a methodical analysis to ensure the rankings contain the absolute best companies the search marketing industry has to offer. Their criteria include timeliness, brand management, consultation, methodology and reach.

Based in these criteria, Digital Clarity was awarded a spot in the top 10. The process for researching and declaring social media marketing agencies in the UK is based on the use of a set of analysis criteria and learning more about their solutions and their communications with their customers through references. The topsesos.com independent analysis team communicated directly with the clients in order to inquire about the solutions and achievement from the client’s perspective.

Digital Clarity Team Member shortlisted for top player in Under 25 UK Search Awards

The UK Search Awards have been celebrating the expertise, talent and achievements of the search industry for over half a decade and are regarded as the premiere celebration of SEO, PPC and content marketing in the UK.

The awards attract hundreds of entries from the leading search and digital agencies from across the UK and to those based elsewhere around the globe who are delivering work for the UK market.

The team member works with a range of PPC, SEO, Analytics and Social campaigns, with a specialist flair for Shopping campaigns.  She works across a wide range of businesses from not for profit, ecommerce and B2B, adapting her approach and strategy to each specific client. One of her key strengths includes having the passion to learn the ins and outs of client’s industries, learning the market, competitors and their business models to insure every section of a campaign is on point and delivers results.

In the judging sessions the Young Search Professional category was said to be highly competitive and a tough one to judge.

The category and shortlist is a testament to Digital Clarity’s commitment to training and personal development.

Digital Clarity Shortlisted for Ecommerce Awards for Excellence for ProCook

ProCook is the UK’s leading specialist cookware multi-channel retailer. With retail outlets in major towns and cities across the UK, the company also has a powerful online e-commerce presence.

ProCook has seen great growth in the last few years via PPC and SEO strategies and have been working with Digital Clarity over the past 8 years.

Results were staggering

•

PPC brand revenue uplift – 35%

•

PPC non-brand revenue uplift – 36%

•

SEO revenue uplift – 51%

•

Shopping revenue uplift – 48%

Digital Entrepreneur Awards - Digital Clarity Shortlisted for Digital Business of the Year 2017

Sponsored by UKFast, the Digital Entrepreneur awards are the only national awards ceremony that is dedicated to internet entrepreneurialism. The awards aim to celebrate entrepreneurs from startup level right through to large corporate companies.

“The awards celebrate not only the high-profile websites and leaders driving online commerce but the silent heroes who develop the systems that change the online landscape and shape our digital future.”

Digital Clarity Research Featured in Huffington Post

Digital Clarity looked into the perils of internet addiction, especially among the young and the effects it can have to both the individual as well as broader society.

The research was deemed worthy to be published in the Huffington Post, an online paper rum by Ariana Huffington and used by journalists worldwide as both a distribution point as well as an inspiration to feed into current events and stories.

http://www.huffingtonpost.co.uk/2014/10/16/youths-controlled-internet-addiction_n_5995068.html

Key Differentiators

2015-2017 has been about strengthening foundations by continuing to streamline while developing new client relationships and revenue streams as a differentiating digital marketing and technology provider. This focus has allowed the Company to enhance brand value for its clients. 2018 will continue to be about growth and outreach utilizing five key differentiators:

1.Brand enhancement

2.Search

–PPC

–SEO

3.Design

4.Social media

5.Analytics

1. STRENGTHS: BRAND ENHANCEMENT

Digital Clarity is an evolving Strategic Brand Consultancy that crafts, designs and executes digital marketing strategies across multiple ad platforms and social media networks for a broad array of clients to help each of them establish a uniform brand identity across the digital universe.

As the online world becomes increasingly sophisticated and complex, Digital Clarity concentrates on core areas that help business navigate through an often-confusing mosaic choice of systems and platforms. Focusing on the areas of Search, Social Media and Design, all of Digital Clarity work is underpinned by a unique understanding of Analytics. This aspect is often a missed piece of the jigsaw that makes up the digital marketing mix. The five differentiators, presented to clients as an integrated model, result in being selected over competition in the majority of presentations.

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

The major platforms used for PPC are:

•

Google AdWords (Global)

•

Microsoft Bing

•

Yandex (Russia)

•

Baidu (China)

•

AdWords Audit

Key Areas of Service:

•

Budget Management

•

Keyword Research

•

Conversion Rate Optimization

•

Bid Optimization

•

Dedicated PPC Management

As an elite consultancy, Digital Clarity has extensive experience in PPC management and implementation ranging from small independent businesses with one or two ad campaigns to multi-national ecommerce websites which utilize hundreds of ads and thousands of keywords. Whatever the nature and size of the account, Digital Clarity understands the importance of utilizing a programmatic, well-defined approach:

•Strategy.

By understanding the business, demographics and audience, Digital Clarity makes sure that campaigns hit the ground running from day one.

•Implementation.

Digital Clarity uses experience to put in place the best structure, keywords, ad copy and bidding strategies to maximize the effectiveness of your account.

•Optimization.

Digital Clarity rigorously interrogates and checks client accounts to ensure optimal performance, with regular reviews of all aspects of each campaign.

•Reporting.

By defining and explaining the numbers of each account, Digital Clarity provides the information needed to steer things in the right direction for each client’s business.

PPC AUDIT

From selecting the right keywords, to the settings and structure. It is important that we allow time to research and refine the account in order to save on wasted spend as well as increasing conversions.

This audit would cover Google and Bing account setup.

•

KEYWORD RESEARCH

•

AD AUDIT AND OPTIMISE - INCLUDING AD EXTENSIONS

•

BUDGET AND BIDDING STRATEGIES FOR THE TARGET AUDIENCE

•

DEVICE & LOCATION STRATEGIES

•

REMARKETING LISTS & STRATEGY

PPC STRATEGY

Digital Clarity’s unique PPC strategy affords the opportunity to test and change things based on results. Testing ads, optimizing keywords and enhancing the ways to target the right audience are just a few areas which will be covered.

Weekly updates and monthly reporting will be provided to identify areas of improvement and things which need to be optimized further.

•

KEYWORD REFINEMENT & SEARCH QUERY

•

AD COPY TESTING

•

LOCATION MANAGEMENT AND KEYWORD TESTING

•

BUDGET ALLOCATION & CONTINUED CPC AND KEYWORD BID STRATEGIES FOR ROI

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

Digital Clarity is at the vanguard of this sector, having implemented countless SEO plans for a broad array of clients in a number of different industries. These plans included:

•

Onsite Technical Audit

•

Quality Content Creation

•

Meta, Tags & Technical Optimization

•

Website Structure

•

Use of Optimum Keywords

•

Link Building & Referrals

•

Social Media Integration

Search Algorithms

SEO strategy is changing all the time, and the rate of change continues to increase dramatically in the last 12-18 months. Changes to the Google algorithm in particular have shifted the landscape of search optimization, including named updates such as Penguin, Panda, and Hummingbird. These changes can have huge consequences: well-performing sites can lose visibility and poor performers can gain it, literally overnight. It is therefore absolutely essentially that a website’s SEO is closely curated and managed, making sure one is always ahead of the curve.

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

Growth of Mobile in Search (PPC & SEO)

Mobile devices are used more than traditional computers for web browsing, as smartphone and tablet use overtook desktop for the first time, October figures show.

Mobile web browsing has been steadily growing since 2009, while the desktop’s share of web traffic has steadily decreased. In October 2015, the two crossed over, with global mobile and tablet browsing accounting for 51.3% versus the desktop’s 48.7%, according to the latest data from web analytics firm StatCounter.

Growth of Mobile Search Compared to Desktop

Google Dominates Search

Google Share of US Paid Search Clicks by Device
Desktop
Phone
Tablet
Overall
100%
95%
90%
85%
80%
75%
97%
88%
87%
78%
Q1 2016
Q2
Q3
Q4
Q1 2017
Q2
Q3

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

Web Design Services:

•

e-Commerce

•

Device Compatibility

•

Web Development

•

Mobile Compatibility

•

Process & Planning

•

Content Management System (CMS)

•

Version Control

Changes in the Last Few Years

With 43% growth in mobile devices and tablets, the game has changed. It’s no longer enough for a site to look great on a PC; it has to be able to scale from a widescreen view of a modern flat screen monitor to the narrow portrait of an Android mobile screen; it has to spin and rotate with the movements of an iPad. This aspect of website design is called ‘responsiveness,’ and in the last few years has gone from being ‘nice to have’ to absolutely essential, necessitating a complete website redesign in many cases. Digital Clarity have years of experience in building functional, beautiful websites which work across all devices.

Digital Clarity’s Unique Proposition

Specialist creative agencies are great at making things pretty and applying their own methodologies and ideas to client websites, both creatively and financial, and operating analytics. Digital Clarity takes a different approach: combining a client’s ideas, vision and brand identity with our experience and expertise to produce sites which perfectly blend form and functionality. Additionally, Digital Clarity does not design in a bubble; the sites built integrate seamlessly with PPC campaigns, SEO activity, and are fully optimized to perform as part of a greater whole. Digital Clarity does not just build websites; the company’s role as a website design agency is part of an integrated approach which will help achieve the overall business goal.

4. STRENGTHS: SOCIAL MEDIA:

Definition

Social media refers to sites where users interact with each other on a large scale, including Facebook, Twitter, LinkedIn, Pinterest, Imgur, Tumblr and many others. Begun as a social phenomenon, the growth in use of social media sites over the past decade has made it impossible to ignore for any brand or business.

•

Social Media Audit

•

Content Creation

•

Social Media Management

•

Social Media Set Up

•

Reporting

•

Blog Writing

•

Content Strategy

•

Reputation Management

•

Social Media Advertising

The Need for Social

Social media can help achieve business goals by allowing greater engagement with the customer base, audience and stakeholders. A company doesn’t just need a brand anymore: it needs a face, a voice, and maybe even a heart. As well as being a central component of how customers see a company. It can also yield other opportunities: Promotions, customer feedback, and even just having a little fun can all be used to bring you closer to your clients and users, informing strategy, guiding your product offering and in the long term, increasing sales and profits.

1. Online adults aged 18-34 are most likely follow a brand via social networking (95%). (Source: MarketingSherpa)

2. 71% of consumers who have had a good social media service experience with a brand are likely to recommend it to others. (Source: Ambassador)

3. 2.56 billion global mobile social media users, equaling 34% penetration; globally with 1 million new active mobile social users added every day (Source: We Are Social).

4. 96% of the people that discuss brands online do not follow those brands’ owned profiles. (Source: Brandwatch)

5. Visual content is more than 40 times more likely to get shared on social media than other types of content. (Source: HubSpot)

Digital Clarity’s Value Proposition

As a Digital Marketing and Technology Agency, Digital Clarity has been helping brands manage their social presence since before ‘social media’ had been coined as a phrase. Using our integrated methodology, we will incorporate a social presence as part of an overall offering, utilizing the platforms which are most appropriate to each business in the best possible way. Whether you need from-scratch implementation, or just want a social media audit to benchmark your activity, Digital Clarity have the expertise to deliver the results you need.

Digital Clarity have a strong track record of increasing membership numbers, creating deeper engagement, and measuring the success of your activity to help inform social media marketing strategy and guide development.

Number of social media users worldwide from 2010 to 2021 (in billions)

3.5
3
2.5
2
1.5
1
0.5
0
0.97
1.22
1.4
1.59
1.91
2.14
2.28
2.46
2.62
2.77
2.9
3.02
2010
2011
2012
2013
2014
2015
2016
2017
2018*
2019*
2020*
2021*

The Market for Growth in Social

Digital Clarity incorporate Social Media strategy wherever possible. There is continued opportunities to grow business via social networks and social analytics.

•

Social-media advertising spend will grow rapidly through 2018. It’s up 40year and will top $8.5 billion, growing to nearly $14 billion in 2018, a five-year compound annual growth rate (CAGR) of 18%.

  Social media ad spend has reached the mobile-tipping point.  Spending on mobile social-media ads, including mobile app-install ads, will surpass non-mobile spend by the end of this year in the US.  In 2018, two-thirds of social-media ad spend will go to mobile, creating a $9.1 billion social-media market.

•

Mobile app-install ads and programmatic buying are also growth drivers. Analyses suggest that mobile app-install ads could account for anywhere from one-quarter to more than one-half of Facebook’s mobile ad revenues.

•

Social programmatic ad platforms are also growth engines. Spending on FBX, Facebook’s programmatic platform, increased by 150% year-over-year globally.

•

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

As the internet and mobile arena continues to mature, the need to make sense of and manage companies through this often-complex market is clearly an area of massive growth. The Company is confident that the talent and experience within the digital marketing team is poised for a major springboard in 2018, but must be expanded significantly in order to support the global reach intended.

Artist Collaboration, through experts with existing relationships, will be exploited in the longer term after the Company integrates many of the new clients in the pipeline. As a strategic advantage, artists and brands will leverage their celebrity status through consultancies such as Digital Clarity to enhance and drive their brand in the complex arena of social media.

Market Reach

The Company has reach and experience across a large number of vertical markets including, but not limited to: Entertainment/Fashion/Sports/Automotive/Ecommerce.

Relationships and Industry Contacts

The team at Digital Clarity have professional and personal contacts, including some long-term relationships, at companies such as Google, Microsoft and Facebook, often being invited to attend strategic market briefings and insights. The resultant collaboration is invaluable.

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

Growth Opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our client’s product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow.  Here we look at some of the growth areas in Digital Clarity’s arsenal integrating the key trends going forward:

1.  More Mobile

2.  More Social

3.  More Informed

4.  More Experiential

5.  More Real-Time

6.  More Global

7.  More Multichannel

These trends translate to being “always on.”

Growth & Opportunities in Search

Search remains the foundation of digital marketing. Businesses now spend 24% of total marketing budget on paid search by 2017.

•

US digital ad spending will approach $85 billion – Interactive Advertising Bureau.

•

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent – Adobe

•

72% of Consumers Want Mobile-Friendly Sites – Google Research

•

2 million search queries are made on Google, every minute – Google

•

Growth in Corporate Search – All Fortune 100 Companies have a Google Plus Account

Growth & Opportunities in Social Media

Number of social network users worldwide from 2010 to 2018 (in billions)

Number of users in billions
3
2.5
2
1.5
1
0.5
0
0.97
1.22
1.4
1.59
1.79
1.96
2.13
2.29
2.44
2010
2011
2012
2013
2014*
2015*
2016*
2017*
2018*

INSTAGRAM GROWTH

Instagram has seen a phenomenal growth rate, much to the detriment of Twitter. Both remain powerful though Instagram’s video and photographic social channel is far outpacing twitter.

Top brands on Instagram are seeing a per-follower engagement rate of 4.21% which is 58 times higher than on Facebook and 120 times higher than on Twitter (Source: Hootsuite)

Instagram has become a powerful platform for marketers and its potential cannot be overlooked any longer.

Media brands are the most active whereas business services, financial services, and fast moving consumer goods have the lowest percentage of brands represented on Instagram. (Source: Simply Measured)

Also, the increase in business activity on Instagram the brand posting frequency is becoming more normalized and standardized to highlight the increase in a more measurable approach.

90% of Instagram users are younger than 35 (Source: Science Daily)

Instagram has become the social media network for targeting millennials. 32% of teenagers consider Instagram to be the most important social network. Female internet users are more likely to use Instagram than men, at 38% vs. 26%.

Products were the top content types for the top 200 global brands in terms of engagement, at 60% in 2017 beating lifestyle category by over 20%. (Source: Hootsuite)

This is great news for marketers since people who follow brands on Instagram are aware and accept the fact that they’re going to be exposed to products.

Posts tagged with another user (56%) or location (79%) have significantly higher engagement rates (Source: Simply Measured)

GROWTH OPPORTUNITIES IN LONDON & THE UK MARKET

Digital Clarity’s presence in the UK provides an excellent springboard into mainland Europe as London remains the gateway into both Northern and Southern European markets.

From the recent Internet Advertising Bureau (IAB) and (Price Waterhouse Coopers) PwC Report:

•

At half year, the total UK digital advertising market is worth £5.56bn, up 13.8% y-o-y

•

Mobile is driving almost all growth in the market

•

At £2.37bn, mobile now makes up 43% of all digital

•

Mobile is accounting for 57% of all digital display advertising

•

Online video has overtaken banners as the largest display format, up 46% year-on-year

•

Outstream is now the largest video format, at 52% of all online video

•

Social revenue is now over £1 billion

WORLDWIDE E-COMMERCE GROWTH OPPORTUNITIES FOR DIGITAL CLARITY

In 2016, retail e-commerce sales worldwide amounted to $1.86 trillion and e-retail revenues are projected to grow to $4.48 trillion by 2021. China overtook the online the US-Market as the world’s largest online market in 2015. Online shopping is one of the most popular online activities worldwide, Goldman Sachs expects on-line shopping retail sales in China to grow at an annual average of 23% over the next 4 years, topping $1.7 trillion by 2020, but the usage varies by region - in 2016, an estimated 19% of all retail sales in China occurred via internet but in Japan the share was only 6.7%. Desktop PCs are still the most popular device for placing online shopping orders, but mobile devices, especially smartphones, are catching up. Fast.

Worldwide Retail Ecommerce Sales Will Reach $2.8 Trillion in 2018.

Double-digit growth will continue through 2020, when sales will top $4 trillion. Retail ecommerce sales—which include products and services (barring travel, restaurant and event ticket sales) ordered via the internet over any device—will reach $1.915 trillion in 2016, accounting for 8.7% of total retail spending worldwide. While the pace of growth for overall retail sales is subdued, the digital portion of sales continues to expand rapidly, with a 23.7% growth rate for 2016.

eMarketer expects retail ecommerce sales will increase to $4.058 trillion in 2020, making up 14.6% of total retail spending that year.

Global Retail Ecommerce Sales Will Reach $4.5 Trillion by 2021

Total worldwide ecommerce sales in trillions of U.S. dollars
1.3
1.5
1.9
2.3
2.8
3.3
3.9
4.5
2014
2015
2016
2017
2018
2019
2020
2021

Cumulative data from Statista anticipates a 246.15% increase in worldwide ecommerce sales, from $1.3 trillion in 2014 to $4.5 trillion in 2021. That’s a nearly threefold lift in online revenue.

Global B2B Ecommerce Sales Dominate B2C

In 2017, B2C ecommerce sales exceeded $2.3 trillion worldwide. B2B ecommerce, on the other hand, will reach $77 trillion. Those two data points represent a 234.78% difference in market size.

Statista's 2017 B2B Ecommerce Report:
"B2B business is now dwarfing that of the B2C business."
B2C ecommerce sales
$2.3 trillion
B2B ecommerce sales
$7.7 trillion
234.78%
difference in market size

Retail Ecommerce’s Global Spread Makes International Sales Non-Negotiable

The 10 largest ecommerce markets (by billion USD)

Canada
$30
US
$340
France
$43
Germany
$73
UK
$99
Russia
$20
China
$672
South
Korea
$37
Japan
$79
Brazil
$19

According to Business.com, the 10 largest ecommerce markets in the world are:

1.

China: $672 billion

2.

United States: $340 billion

3.

United Kingdom: $99 billion

4.

Japan: $79 billion

5.

Germany: $73 billion

6.

France: $43 billion

7.

South Korea: $37 billion

8.

Canada: $30 billion

9.

Russia: $20 billion

10.

Brazil: $19 billion

THE NEED FOR PROFESIONAL CONSULTANCY & OPPORTUNITY FOR MASSIVE GROWTH

For the first time ever, four consultancies have cracked Ad Age's ranking of the 10 largest agency companies in the world. With combined revenue of $13.2 billion, the marketing services units of Accenture, PwC, IBM and Deloitte sit just below WPP, Omnicom, Publicis Groupe, Interpublic and Dentsu. Last year, only two consultancies—Accenture Interactive and IBM iX—made the top 10. IBM iX was the first to break into the top 10.

Given the experience of the team, Digital Clarity’s advisory and consultancy is in demand. With the recent growth in these business areas, and the rise of consultancies, it is confirmation that Digital Clarity is headed in the right direction for growth.

Digital advertising spending worldwide from 2017 to 2020 (in billion U.S. dollars)

Digital advertising is expected to grow to $335.5 billion by 2020.

In 2016, Facebook earned 79.38 billion U.S. dollars in digital revenue through online advertising. During the same period of time, search market leader Google generated 79.38 billion U.S. dollars through digital advertising channels.

A ranking of the ten most valuable U.S.-based internet companies by market capitalization. As of August 2017, Alphabet's market capitalization was 645 billion U.S. dollars. Third-ranked retail platform Amazon had a market cap of 471.7 billion U.S. dollars.

Internet companies generate their revenue through various means. Google, for instance, makes use of its advertisement services such as Google AdWords – which takes advantage of Google searches and appear as small advertisements next to search results – and Google AdSense which generates advertisements based on a user’s search history and location, among others. Advertisements based on AdSense appear all across Google-owned sites including YouTube and Google Finance. The online company also profits from the development of Android OS, licensing and mobile apps as well as the recent development of hardware such as the Nexus mobile device series and Google Glass.  In 2015, Google’s total revenue amounted to $74.54 billion and in 2017 exceeded $85 billion. Schematic technology following compares the major internet companies:

MAJOR INTERNET COMPANIES SPEND

100
80
60
40
20
0
Revenue in billion U.S. dollars
43.69
51.07
59.62
67.39
79.38
4.03
3.69
3.71
4.2
4.65
4.28
6.99
11.49
17.08
26.89
Google
Yahoo!
Facebook
2012
2013
2014
2015
2016

Social network Facebook is ranked second. It is the leading social network worldwide and has successfully managed to take advantage of the increasingly mobile online environment. In 2015, mobile accounted for 77 percent of Facebook's advertising revenues and is projected to amount to more than 60 billion U.S. dollars in 2021.

Amazon.com, the third largest U.S. internet company based on its market capitalization, generates in profit from its position as the world’s largest online retailer; in 2017, the company’s net revenue was of some $107.01 billion.

Despite operating internationally, Amazon generates the majority of its revenues in the United States and Canada. In 2014, Amazon’s North American net revenue was of close to $63.71 billion, with the majority of the revenue coming from electronics’ sales. Media sales (which include services such as Amazon Instant Video) amounted to some $12.48 billion.

The Growth of the Marketing Led Companies in Market Capitalization

Alphabet
645.34
Facebook
497.14
Amazon.com
471.74
Alibaba Group Holdings
403.36
Verizon Communications
196.71
Netflix
75.89
eBay
38.62
LinkedIn Corp
26.65
Snap Inc.
15.99
Twitter
11.91
0
100
200
300
400
500
600
700
800
Value of market cap in billion U.S. dollars

•

Revenue in the "Social Media Advertising" segment amounts to $32 billion in 2017.

•

Revenue is expected to show an annual growth rate (CAGR 2017-2021) of 10.9 % resulting in a market volume of $48,917m in 2021.

•

The average revenue per Internet user currently amounts to $11.45.

•

The revenue in the "Social Media Advertising" segment currently corresponds to 0.05 % of the country's GDP.

WORLD'S MOST VALUABLE BRAND

Amazon has officially replaced Google as the most valuable brand in the world, according to brand consultancy Brand Finance. Amazon's brand value is $150.8 billion, an increase of 42% from 2016, based on business performance and marketing investment. The second most valuable global brand is Apple, at $146.3billion. Google is third highest, with a $120.9 billion valuation. (Business Insider.com)

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

Digital Brand Media & Marketing Group, Inc. is initiating a significant effort to raise investor awareness on a global basis. The strategic outreach is directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM is targeting these new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required for distribution.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's (increasing) revenues and its pps. Economic and industry analysts state the multiple for digital media has continued to grow to 25-30 times revenues. DBMM is in a long-term growth pattern both in scale and in revenues, begun in 2014. This has been a frustrating situation for DBMM and we look forward to large scale expansion which will address the issue directly and the pps will respond accordingly-very positively.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity ("DC") in 2011which has been cash-flow positive as an operating company since its acquisition. However, the incremental, significant cost of being a fully reporting company to the SEC, must be absorbed annually which is a long-term strategic decision as to the benefit of being a public company. Going forward, as the Company is scaling up, it obviously will take growth capital to expand proportionately. The good news is that the business had a turning point during 2015, when its revenues increased quarter-over-quarter to a 23% increase for the fiscal year. The increases have been re-invested into the business, thus increasing the cost of sales in the short term until the optimum cross-over point is reached. The Company continued to grow the scale in fiscal years 2015-2017 focusing on the digital marketing global triangle of London, New York and Los Angeles. This was in spite of being frugal.  Its margins continue in the range of 31-36%, and once the business reaches appropriate scale with assumed profitability and cross-over point, DBMM will become a very successful business for all its stakeholders.

The clients benefit immediately; the shareholders will benefit as the market cap grows. The media market multiple which far exceeds the manufacturing cap multiples, as digital marketing technology has become one of the fastest growing industries in the world today.

The business has been sound from the acquisition of DC, and the Company has been proving incrementally, but not nearly at pace the management would like because of the non-operating hurdles faced since the Company was required to re-audit in 2013, and the litigation there after, though no fault of DBMM.

Regarding DBMM’s place in the sector, it is strong. The industry environment continues to grow exponentially and the future of digital marketing as an essential strategy for any consumer-facing business is essential. DBMM’s has been honing its business model since the acquisition of its brand and is an industry leader for its size. DBMM’s increasing client base, coupled with decreasing debt and expenses, positions the Company as intended, thus attracting mezzanine financing.

For context, Benjamin Graham, a British-born investor who inspired Warren Buffet, repeated endlessly his colleagues said: “In the short term, the stock market is a voting machine. In the long run it’s a weighing machine that measures a Company’s true value.”

In terms of state of play, DBMM’s issues have always been public company hurdles, e. g. the cost of maintaining a public company, the cost of capital during the Great Financial Recession, when the only funding available was toxic and the micro-cap environment in general. No matter how high the positive margins, it was nearly impossible to stay ahead of the cost of capital. Then superimpose the only litigation the Company has had, and the actions required to pushback. Coincidently, DBMM has worked diligently to put toxic lending in the rear-view mirror, engage mezzanine financing at “normal” market rates, to be repaid out of increasing revenues, not equity.

Going forward, there will be an emphasis on investor awareness during fiscal years 2018 and 2019. DBMM is taking significant action to aggressively widen its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its growing influence on consumer decisions. DBMM is targeting these new investors through a global digital and traditional integrated campaign which will be run by Digital Clarity, with third parties, as required for distribution.

The world is evolving rapidly in how goods are purchased. The 21st Century consumer-oriented corporations are asset-light, idea-intensive sectors. Information is gathered digitally through sharing via digital technology platforms and social networks. The analytics and creative focus of Digital Clarity gives it a differentiation available to its clients as it individually designs an increase in ROI for those same clients. DC has earned a place at the table of professional advisors giving its clients strategic advantage which is measured and formidable. Orders are configured on-line after viewing goods in brick and mortar retail stores, then ordered on -line, increasingly via mobile devices. Tesla is a perfect example of disintermediation. "It doesn't have any dealerships. Customers can configure and order a car on-line, and test drive cars at company-owned showrooms."

DBMM delivers its value proposition as a labor-intensive endeavor, with human capital of knowledge and execution as differentiators. The Company will continue to scale up, and grow organically, while identifying acquisitions to grow client base and internal talent concurrently. A capital raise is underway for long-term capital needs to grow organically and by acquisition(s). The pace of growth of governed solely by available capital.

For several years, DBMM has had revenues which were never acknowledged in its market cap. The Company has always been grossly undervalued when compared to its audited revenues contained in its financial statements. DBMM’s business model is sound and will continue. Growth is only a function of capital infusion.

Fiscal Year 2017

We had approximately $55,000 in cash and our working capital deficiency amounted to approximately $3.3 million at August 31, 2017.

During the year ended August 31, 2017, we used cash in our operating activities amounting to approximately $28,000. Our cash used in operating activities was comprised of our net gain of approximately $560,000 adjusted primarily for the following:

•

Change in fair value of derivative liability of $776,858;

•

Amortization of debt discount of $32,083;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2017 impacted our cash used in operating activity:

•

In our accounts payable and accrued expenses, including accrued compensation, of approximately $181,000, resulting from a short fall in liquidity and capital resources.

Fiscal Year 2016

We had approximately $4,000 in cash and our working capital deficiency amounted to approximately $3.9 million at August 31, 2016.

During the year ended August 31, 2016, we used cash in our operating activities amounting to approximately $120,000. Our cash used in operating activities was comprised of our net loss of approximately $1,600,000 adjusted primarily for the following:

•

Fair value of preferred shares issued for services of $5,170;

•

Change in fair value of derivative liability of $1,007,007;

•

Amortization of debt discount of $69,500;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2016 impacted our cash used in operating activity:

In our accounts payable and accrued expenses, including accrued compensation, of approximately $182,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2016, we generated cash from financing activities of $120,500 which primarily consists of the proceeds from the issuance of loans and convertible debt aggregating $50,000, and proceeds from demand notes payable of $70,500.

Fiscal Year 2015

We had approximately $28,000 in cash and our working capital deficiency amounted to approximately $2.5 million at August 31, 2015.

During the year ended August 31, 2015, we used cash in our operating activities amounting to approximately $301,000. Our cash used in operating activities was comprised of our net loss of approximately $738,000 adjusted primarily for the following:

•

Fair value of preferred shares issued for services of $1,100;

•

Change in fair value of derivative liability of $47,800;

•

Amortization of debt discount of $270,666;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2015 impacted our cash used in operating activity:

In our accounts payable and accrued expenses, including accrued compensation, of approximately $165,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2015, we generated cash from financing activities of $269,500 which consists of the proceeds from the issuance of loans and convertible debt.

Going Concern

The Company has outstanding loans and convertible notes payable aggregating $1.2 million at August 31, 2017and doesn’t have sufficient cash on hand to satisfy such obligations.  Subsequent to August 31, 2017, the Company has raised $192,000 from the issuance of new loan agreements.  The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additiona equity raise up to $3.0 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended August 31, 2017, August 31, 2016 and August 31, 2015

Consolidated Operating Results

	For the Years Ended August 31,			2017	2016
	2017	2016	2015	Compared to 2016	Compared to 2015

SALES	$ 486,369	$ 468,601	$ 493,758	$ 17,767	$ (25,156)

COST OF SALES	311,028	325,628	315,971	(14,601)	9,657

GROSS PROFIT	175,341	142,973	177,787	32,368	(34,813)

COSTS AND EXPENSES
General and administrative	117,658	300,700	623,358	(183,042)	(322,658)
Compensation Expense	206,500	204,000	212,000	2,500	(8,000)
	324,158	504,700	835,358	(180,542)	(330,658)

TOTAL OPERATING EXPENSES	324,158	504,700	835,358	(180,542)	(330,658)

OPERATING INCOME (LOSS)	(148,817)	(361,727)	(657,571)	212,910	295,844

OTHER (INCOME) EXPENSE
Interest expense	63,618	243,047	128,294	(179,429)	114,753
Gain/loss on derivative liability	(776,858)	1,007,007	(47,800)	(1,783,865)	1,054,807

TOTAL OTHER (INCOME) EXPENSE	(713,240)	1,250,054	80,494	(1,963,294)	1,169,560

NET INCOME (LOSS)	$ 564,423	$ (1,611,781)	$ (738,065)	$ (2,176,204)	$ 873,716

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the year ended August 31, 2017 our primary sources of revenue are the Per-Click Advertising, Web Design, and Search Engine Optimization Services. These primary sources amounted to 54%, 9% and 15% of our revenues during the year ended August 31, 2017. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 22% our revenues during fiscal 2017.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

The increase in our revenues during fiscal 2017, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from Search Engine Optimization, and Web Design Services during fiscal 2017.

Cost of sales during fiscal 2017 and 2016 is correlated to our revenues for the respective periods.

The decrease in general and administrative costs during fiscal 2017, when compared to 2015 is primarily due to a decrease in legal and professional fees.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to embedded conversion features of certain convertible promissory notes, decrease during fiscal 2017 is primarily attributable to the amortization of debt discount which decrease, during fiscal 2017, when compared to the comparable prior year periods. The decrease in amortization of debt discount is primarily due to the issuance of a larger amount of convertible debt with beneficial conversion features and embedded conversion features during fiscal 2016 than 2017.

Gain on extinguishment of accrued compensation decreased during fiscal 2017 when compared to the prior years is primarily due to a non-recurring gain during fiscal 2016 and a lesser amount during fiscal 2017.

The increase on derivative liabilities is primarily attributable due a decrease in the Company’s estimated volatility use in the assumptions to compute its fair value at August 31, 2017 when compared to August 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Brand Media & Marketing Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. and subsidiaries (the "Company") as of August 31, 2017, 2016 and 2015, the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has accumulated deficits and negative working capital.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        /s/ Liggett & Webb P.A.

We have served as the Company’s auditor since 2017.

New York, NY

May 29, 2018

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Years Ended August 31,
	2017	2016	2015
ASSETS

CURRENT ASSETS
Cash	$ 55,262	$ 4,518	$ 27,831
Accounts receivable, net	55,376	43,192	63,113
Prepaid expenses and other current assets	1,491	1,519	1,373
Total current assets	112,129	49,229	92,317

Property and equipment - net	3,805	3,361	5,059

TOTAL ASSETS	$ 115,934	$ 52,590	$ 97,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 385,628	$ 409,600	$ 405,834
Accrued interest	255,198	191,912	167,406
Accrued compensation	882,643	677,947	514,593
Loans payable	370,000	370,000	400,000
Derivative liability	740,953	1,517,811	408,053
Convertible debentures, net of debt discount of $0, $32,083, $16,668, respectively	840,791	808,708	747,528
	3,475,213	3,975,978	2,643,414
STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, 1,995,185, and 1,970,185 shares issued and outstanding, respectively	1,995	1,995	1,970
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0, 0, and 0 shares issued and outstanding, respectively	-	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, 745,718,631, and 4,415,949, shares issued and outstanding, respectively	745,718	745,718	4,415
Additional paid in capital	9,274,044	9,274,044	9,760,175
Other comprehensive loss	(24,961)	(24,647)	(3,881)
Accumulated deficit	(13,356,075)	(13,920,498)	(12,308,717)

TOTAL STOCKHOLDERS' DEFICIT	$ (3,359,279)	$ (3,923,388)	$ (2,546,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 115,934	$ 52,590	$ 97,376

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended August 31,
	2017	2016	2015

SALES	$ 486,369	$ 468,601	$ 493,758

COST OF SALES	311,028	325,628	315,971

GROSS PROFIT	175,341	142,973	177,787

COSTS AND EXPENSES
Sales, general and administrative	324,158	504,700	835,358

TOTAL OPERATING EXPENSES	324,158	504,700	835,358

OPERATING INCOME (LOSS)	(148,817)	(361,727)	(657,571)

OTHER (INCOME) EXPENSE
Interest expense	63,618	243,047	128,294
Change in fair value of derivative liability	(776,858)	1,007,007	(47,800)
TOTAL OTHER (INCOME) EXPENSE	(713,240)	1,250,054	80,494

NET INCOME (LOSS)	$ 564,423	$ (1,611,781)	$ (738,065)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(314)	(20,766)	8,915
COMPREHENSIVE INCOME (LOSS)	$ 564,109	$ (1,632,548)	$ (729,150)

NET LOSS PER SHARE
Basic and diluted	$ 0.001	$ (0.003)	$ (0.174)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	487,020,143	4,200,495

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2015, 2016 AND 2017

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Deficit
Balance, August 31, 2014	870,185	$ 870	-	$ -	3,613,791	$ 3,614	$ 9,724,799	$ (11,570,652)	$ (12,796)	$ (1,854,165)

Common stock upon conversion of convertible debt	-	-	-	-	700,205	700	26,507	-	-	27,207

Common stock issued in connection with accrued interest and fees	-	-	-	-	101,953	101	4,135	-	-	4,236

Shares issued to officers	1,100,000	1,100	-	-	-	-	4,734	-	-	5,834

Net loss	-	-	-	-	-	-	-	(738,065)	-	(738,065)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	8,915	8,915

Balance, August 31, 2015	1,970,185	$ 1,970	-	$ -	4,415,949	$ 4,415	$ 9,760,175	$ (12,308,717)	$ (3,881)	$ (2,546,038)

Common stock upon conversion of convertible debt	-	-	-	-	464,935,149	464,935	(382,059)	-		82,876

Common stock issued in connection with accrued interest and fees	-	-	-	-	260,455,533	260,456	(109,105)	-	-	151,351

Shares issued to officers	325,000	325	-	-	-	-	5,145	-	-	5,470

Common stock issued in connection with conversion of preferred shares	(300,000)	(300)	-	-	15,912,000	15,912	(15,612)	-	-	-

Beneficial conversion feature in connection with convertible debt	-	-	-	-	-	-	15,500	-	-	15,500

Net loss	-	-	-	-	-	-	-	(1,611,781)	-	(1,611,781)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(20,766)	(20,767)

Balance, August 31, 2016	1,995,185	$ 1,995	-	$ -	745,718,631	$ 745,718	$ 9,274,044	$ (13,920,498)	$ (24,647)	$ (3,923,388)

Net loss	-	-	-	-	-	-	-	564,423	-	564,423
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(314)	(314)

Balance, August 31, 2017	1,995,185	$ 1,995	-	$ -	745,718,631	$ 745,718	$ 9,274,044	$ (13,356,075)	$ (24,961)	$ (3,359,279)

See Notes to Consolidated Financial Statements F-4

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,	For the Year Ended August 31,	For the Year Ended August 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 564,423	$ (1,611,781)	$ (738,065)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of preferred shares	-	5,470	5,834
Depreciation	216	2,797	4,157
Amortization of debt discount	32,083	69,500	270,666
Change in fair value of derivative liability	(776,858)	1,007,007	(47,800)
Gain on extinguishment of accrued compensation	-	-	(93,933)

Changes in operating assets and liabilities:
Accounts receivable	(12,184)	19,621	6,140
Prepaid expenses and other current assets	28	(146)	108
Accounts payable and accrued expenses	(872)	19,560	28,069
Accrued interest	63,286	203,777	125,897
Accrued compensation	181,596	163,354	137,886

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	51,718	(120,841)	(301,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(660)	(2,206)	(2,290)

NET CASH USED IN INVESTING ACTIVITIES	(660)	(2,206)	(2,290)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debentures	-	50,000	160,000
Proceeds from loan payable	-	70,500	109,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	120,500	269,500

NET INCREASE (DECREASE) IN CASH	51,058	(2,546)	(33,831)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(314)	(20,766)	8,915

CASH - BEGINNING OF YEAR	4,518	27,831	52,747

CASH - END OF YEAR	$ 55,262	$ 4,518	$ 27,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
Non-cash investing and financing activities:

Assignment of loan payable to convertible loan	$ -	$ 100,500	$ 85,000
Beneficial conversion feature	$ -	$ 15,500	$ -
Conversion of Series 1 preferred stock into common stock	$ -	$ 15,912	$ -
Conversion of accrued interest and fees to common stock	$ -	$ 151,351	$ 4,236
Conversion of convertible notes payable into common stock	$ -	$ 82,877	$ 27,027

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (f/k/a RTG Ventures, Inc.) (“The Company”) is an OTC:PK listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

The Company strategically focuses on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering positions the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

Following the acquisition of Digital Clarity in 2011 the Company has been honing its business model to be the differentiating service provider in digital marketing space to its clients and prospective business as DBMM grows into one of the leaders in the industry going forward.

Today, DBMM Group crafts, designs and executes digital marketing strategies across multiple ad platforms and social media networks for a broad array of clients to help each of them establish a uniform brand identity across the digital universe. The product offering is a unique value proposition of intelligent analytics provided by an experienced digital marketing and technology team. Therefore, DBMM Group is a blend of data, strategy and creative execution.

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split.

The Company approved a 1,000 to 1 Reverse Split of its shares of common stock, effective July 17, 2015. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

The Company approved an increase in the Authorized Shares to 2,000,000,000 on April 4, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern. The Company has an accumulated deficit of approximately $13.4M and a negative working capital at August 31, 2017 of approximately $3.3M. The Company has incurred net income of approximately $564,000, which is primarily related to the gain on change in derivative liability, for the year ended August 31, 2017. The Company has identified new sources of financing and intends to grow its business revenues and cash flow.

The Company has outstanding loans and convertible notes payable aggregating $1.2 million at August 31, 2017 and doesn’t have sufficient cash on hand to satisfy such obligations.  As discussed in Note 13, the Company has raised $192,000 subsequent to August 31, 2017 from the issuance of new loans.  The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additional equity raise up to $3.0 million) which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2017, 2016 or 2015.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2017, 2016, and 2015, the Company recognized $21,797, $22,205 and $0, respectively, as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. Total advertising expenses for fiscal years 2017, 2016 and 2015 amounted to $7,838, $5,186, and $28,371, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities have been excluded from the per share computations as of August 31, 2017, 2016 and 2015.  Anti-dilutive securities, which consists of shares issuable pursuant to convertible promissory notes, amounted to 42,601,938, 15,178,110,085 and 683,148,341 at August 31, 2017, 2016 and 2015, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the years ended August 31, 2017, 2016 and 2015, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black-Scholes method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2017, 2016, and 2015, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2017, 2016, and 2015 and therefore classified as Level 1 within our fair value hierarchy.

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

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

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

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may require an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

Customer Concentration

Three of the Company's customers accounted for approximately 79%. 84% and 89% of its revenues during fiscal 2017, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the impact of the adoption of ASU 2016-12 on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	August 31,
	3 to 5 years	2017	2016	2015
Computer and office equipment		$ 20,618	$ 19,958	$ 17,752
Less: Accumulated depreciation		(16,813)	(16,597)	(12,693)
		$ 3,805	$ 3,361	$ 5,059

Depreciation expense amounted to $216, $ 2,797, and $4,157 for the years ended August 31, 2017, 2016 and 2015 respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2017	2016	2015
Loans payable	$ 370,000	$ 370,000	$ 400,000

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the years ended August 31, 2017, 2016 and 2015, the Company modified terms with existing or new lenders for loans payable aggregating $0, $100,500, and $85,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the years ended August 31, 2017, 2016 and 2015, the Company generated proceeds of $0, $70,500, and $109,500 from loans payable, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2017, August 31, 2016, and August 31, 2015 convertible debentures consisted of the following:

	Years Ended August 31,
	2017	2016	2015
Convertible notes payable	$ 840,791	$ 840,791	$ 764,196
Unamortized debt discount	-	32,083	16,668
Total	$ 840,791	$ 808,708	$ 747,528

The convertible notes payable mature through January 2016, some of which are payable on demand and they bear interest at ranges between 6% and 15%.  The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.  As of August 31, 2017, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

During the years ended August 31, 2017, 2016 and 2015, the Company modified terms with existing or new lenders for convertible notes aggregating $0, $100,500, and $70,000, respectively.  Substantially all modifications consist in adding conversion terms to such notes.

During the years ended August 31, 2017, 2016 and 2015, the Company issued 0, 739,976, and 801,104 shares of its common stock, respectively, to satisfy its obligations under conversion features of convertible debt aggregating $0, $249,727 and $31,443, respectively. During fiscal years 2016 and 2015, 260,456 and 100,979 shares of its common stock were issued pursuant to conversion notices and to satisfy interest expenses pursuant to certain convertible promissory notes amounting to $151,351 and $4,236, respectively which was recorded as interest expense.

During the years ended August 31, 2017, 2016 and 2015, the Company generated proceeds of $0, $50,000 and $160,000, respectively, from the issuance of convertible promissory notes payable.

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at August 31, 2017, 2016 and 2015 amounted to $740,953, $1,517,811 and $408,053 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31,
	2017	2016	2015
Effective Exercise price	0.0095 – 0.00152	0.00005 – 0.0001	0.013 – 0.0208
Effective Market price	0.0019	0.0001	0.026
Volatility	85%	248%	208%
Risk-free interest	1.13%	0.45%	0.27%
Terms	365 days	365 days	365 days
Expected dividend rate	0%	0%	0%

Changes in the derivative liabilities during the years ended August 31, 2017, 2016 and 2015 are as follows:

Balance at September 1, 2014	$ 305,207
Embedded conversion features at issuance	150,646
Changes in fair value of derivative liabilities	(47,800)
Balance, August 31, 2015	$ 408,053

Balance at September 1, 2015	$ 408,053
Embedded conversion features at issuance	102,751
Changes in fair value of derivative liabilities	1,007,007
Balance, August 31, 2016	$ 1,517,811

Balance at September 1, 2016	$ 1,517,811
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(776,858)
Balance, August 31, 2017	$ 740,953

NOTE 7 – ACCRUED COMPENSATION

As of August 31, 2017, 2016 and 2015 the Company owes $882,643, $677,947, and $514,593 respectively, in accrued compensation and expenses to certain directors/consultants. The amounts are non-interest bearing.

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

In October 2015, 325,000 shares of Preferred Stock Series 1 Designation were issued to three officers of the Company. These shares are convertible at a ratio of 1 preferred share to 53.04 common shares. These shares are valued at $5,470 based on the trading price of the common shares of $0.0001 into which the preferred shares are convertible. This amount was recorded as compensation expense.

In October 2015, the Company issued 15,912,000 shares of its common stock in connection with the conversion of 300,000 shares of Preferred Stock Series 1 Designation.

Common Stock

On March 5, 2013, Digital Brand Media & Marketing Group, Inc. received approval from the Financial Industry Regulatory Authority (FINRA) for its 100 to 1 reverse stock split. All shares have been retroactively adjusted to reflect the 1 to 100 reverse stock split.

The Company approved a 1,000 to 1 Reverse Split of its shares of common stock, effective July 17, 2015. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented. In addition, the authorized shares were reduced proportionately to 10,000,000 common shares.

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the years ended August 31, 2017, August 31, 2016, and August 31, 2015, the Company issued 0, 464,935,149, and 700,205 shares of its common stock, respectively, to satisfy its obligations under conversion features of convertible debt aggregating $0, $82,876, and $27,207, respectively. Additionally, in August 31, 2016 and 2015 the Company issue 260,455,533, and 101,953, shares of its common stock were issued pursuant to conversion notices and to satisfy interest expenses and fees pursuant to certain convertible promissory notes amounting to $151,351 and $4,236, which was recorded as interest expense, respectively.

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2010 a term sheet was agreed with Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In September 2010 a term sheet was agreed with a Company Director, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development.  The agreement had a rolling three-year term and was renewed in September 2013 and September 2016.

In April 2011 a term sheet was agreed with a Company Officer, Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013. In conjunction with his appointment to the Company’s Board of Directors, the agreement provides for a monthly compensation of $4,500.

In June 2012 a term sheet was agreed with a Company Officer, Steve Baughman, as Head of US Operations with a sign on bonus of 50,000 preferred shares, His compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013. The Company may award additional stock-based compensation, at its option.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

Company has an annual renewable lease. In April 2012, Stylar Limited (a//k/a Digital Clarity) entered into a 5-year lease. Under the terms of the current lease the annual base rent was approximately $17,000. This office is located in the UK.  The lease is currently on a month-to-month term for monthly rent of $1,416.

Legal Proceedings

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleges $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff’s application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,801.87, which does not include $25,000 paid in settlement efforts.  On February 22, 2016 a Settlement Agreement was signed by the parties for a total of $85,000 to Asher Enterprises.  Thereafter, the litigation continues.

From time to time, the Company has become or may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business.  The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position, or our business and the outcome of these matters cannot be ultimately predicted.

NOTE 11 - INCOME TAXES

For the years ended August 31, 2017, 2016 and 2015, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31,
	2017	2016	2015
Benefit computed at statutory rate	$ 157,000	$ (295,000)	$ (142,000)
State tax (benefit), net of federal affect	31,000	(61,000)	(30,000)
Permanent differences (primarily change in fair value of derivative liability)	(188,000)	253,000	77,000
Increase in valuation allowance	-	103,000	95,000
Net income tax benefit	$ -	$ -	$ -

The Company has net operating loss carry-forwards for income tax totaling purposes approximately $4.2 million at August 31, 2017 which expire at various times through 2037. A significant portion of these carry-forwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31,
	2017	2016	2015
Net operating loss carry-forward	$ 1,043,000	$ 1,043,000	$ 941,000
Accrued compensation	130,000	172,000	130,000
Valuation allowance	(1,173,000)	(1,215,000)	(1,071,000)
Net deferred tax asset	$ -	$ -	$ -

The valuation allowance increased by $424,000 during the fiscal year ended August 31, 2017.

NOTE 12 - FOREIGN OPERATIONS

As of August 31, 2017, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2017, were as follows:

	United States	Great Britain	Total
Revenues	$ 40,627	$ 445,742	$ 486,369
Total revenues	$ 40,627	$ 445,742	$ 486,369
Identifiable assets at August 31, 2017	$ (16)	$ 155,950	$ 115,934

As of August 31, 2016, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2016 and revenues for fiscal 2016 were as follows:

	United States	Great Britain	Total
Revenues	$ -	$ 468,601	$ 468,601
Total revenues	$ -	$ 468,601	$ 468,601
Identifiable assets at August 31, 2016	$ (3,448)	$ 56,038	$ 52,590

As of August 31, 2015, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2015 and revenues for fiscal 2015 were as follows:

	United States	Great Britain	Total
Revenues	$ -	$ 493,758	$ 493,758
Total revenues	$ -	$ 493,758	$ 493,758
Identifiable assets at August 31, 2015	$ 207	$ 97,169	$ 97,376

NOTE 13 - SUBSEQUENT EVENTS

The Company management has evaluated events occurring subsequent to August 31, 2017 through May 29, 2018, the date that these consolidated financial statements were issued, and nothing material has taken place. DBMM has focused on completing its delinquent annual 10-K’s for 2015 – 2016 -2017. Post filing this document the Company will immediately commence its Quarterly 1-3Q 2018 preparation and filing.

During the period from August 31, 2017 thru May 29, 2018, the Company raised $192,000 of proceeds from the issuance of new loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Executive Director, who serves as our Principal Executive Officer and as our Principal Financial Officer, has concluded that our disclosure controls and procedures were effective (notwithstanding the mitigating factors outside the Company’s control) to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Executive Director, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

The Company has developed its control process to provide reasonable assurance of: i) reliability of financial reporting; ii) effectiveness and efficiency of operations; iii) compliance with applicable laws, rules, and regulations; iv) the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; v) reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and vi) reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements; vii)  reasonable assurances that the Company records, processes, summarizes and reports, within the time periods specified.  In doing this self-assessment, the Company has taken into account the size of the Company and the complexity of the transactions it conducts.  The Company has concluded that the controls and procedures are materially sufficient to comply with the aforementioned internal control processes.

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

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2017, with respect to our directors and executive officers.

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

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Neil Gray Mr. Gray has served as Chairman and Executive Director of DBMM as of April 1, 2010. He is a career entrepreneur in various industries from real estate to commodities. He was a principal in a privately-held UK-based Healthcare group in the UK and EU. Other projects were developed in engineering, textiles and import/export in Africa, South America, Spain and the Black Sea. Early experience included participation on a think tank team assessing risk management for a UK insurance company.

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

Mr. James is the founder of Digital Clarity, a leading Digital Advertising Agency and a wholly owned business of DBMM. The company helps major brands and medium sized companies take advantage of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing. Mr. James launched the European division of a later VoIP technology company that became the first dot com to list on the Singapore Stock Exchange later acquired by Spice Communications. Subsequently, Spice was acquired by Idea Cellular, the 3rd largest mobile services operator in India. Mr. James is also the co-founder of an internet analytics technology software house as well as shareholder in an AIM listed marketing services company. AIM is the London Stock Exchange’s international market for smaller growing companies. Previously, Mr. James was involved with publishing groups VNU & Ziff-Davis where he launched titles such as Management Consultancy and IT Week. Prior to launching Digital Clarity, Mr. James was part of the global sales team at leading search company AltaVista where he managed global brands such as Compaq and Hewlett Packard (HP). AltaVista was acquired by Yahoo! Inc.

Linda Perry, Ms. Perry has served as Executive Director and Chair Nomination/Compensation and Audit Committees since April 1, 2010. She had served as our President, Chief Executive Officer, and a Director until March 31, 2010 (excepting the period from April 19, 2005 to April 24, 2006). She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution, and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. The Company was re-organized and sold within the industry for £2.3 billion GBP. She was a senior executive at ExxonMobil Corporation holding general management positions with global responsibility in finance, marketing, and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2015, 2016 and 2017. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

 None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2017, 2016 or 2015, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	$ Salary		$ Bonus	$ Other Compensation	$ Options/SAR’s	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation

Fitch Montague McLennan Limited –	2015	$ 181,912	(1)	-	(6)	-	-	-	-
Reggie James	2016	$ 180,049	(2)	-	(5)	-	-	-	-

Reggie James	2017	$ 172,436	(3)	-	-

Linda Perry	2015	$ 150,000	(4)	-	(6)	-	-	-	-
Executive Director	2016	$ 150,000	(4)	-	(5)
	2017	$ 150,000	(4)	-	-	-	-	-	-

(1)

For the fiscal year ending August 31, 2015, Mr. James earned $181,911 of which $71,714 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(2)

For the fiscal year ending August 31, 2016, Mr. James earned $180,049 of which $101,165 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(3)

For the fiscal year ending August 31, 2017, Mr. James earned $172,436 of which $57,589 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(4)	For the fiscal years ended August 31, 2017, 2016 and 2015, Ms. Perry earned $150,000 each year of which $135,834 has been paid, $314,166 remains unpaid.
(5)

Preferred Shares Series 1 were granted in fiscal year 2016 by Corporate Resolution, as follows:

          Value Per Preferred Share: $0.016083

          Conversion Ratio – Preferred Shares to Common Shares: 1:53.04

          300,000 Restricted Preferred Shares have been allocated to the above officers

(6)

Preferred Shares Series 1 were granted in fiscal year 2015 by Corporate Resolution, as follows:

          Value Per Preferred Share: $0.016083

          Conversion Ratio – Preferred Shares to Common Shares: 1:53.04

          900,000 Restricted Preferred Shares have been allocated to the above officers

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2017, 2016 and 2015.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2017, 2016 and 2015.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

In April 2010 a term sheet was agreed with Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In April 2011 a term sheet was agreed with a Company Officer, Reggie James, where remuneration was split between his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013.

In September 2010 a term sheet was agreed with a company officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight for external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

In June 2012 a term sheet was agreed with a Company Officer, Steve Baughman, as Head, US Operations with a sign on bonus of 50,000 preferred shares, compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013.

Report on Repricing of Options/SARs

During the fiscal years ended August 31, 2017, 2016 and 2015 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2017 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Neil Gray*	30	0.00%
(2) Reggie James*	7,982,328	1.07%
(3) Steve Baughman*	10,457	0.10%
(4) Linda Perry*	7,972,579	1.07%
All Directors and Executive Officers as a Group (4 persons)	15,965,394

The officers as a group hold 1,970,185 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2017, 2016 and 2015 are set forth in the table below:

	2017	2016	2015
Audit Fees (1)	$ 50,000	$ -	$ -

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2017, 2016 and 2015.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2017, 2016 and 2015.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2017, 2016, and 2015, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

(6) Previously filed as an exhibit to the Company’s Current Report on Form 8-KA filed with the Commission on July 15, 2010.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: May 29, 2018	By:	/s/ Linda Perry
Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 29, 2018	/s/ Linda Perry
Executive Director