Form 10-Q
period 2017-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2018-06-22
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller Reporting Company	X
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes o             No X

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
June 19, 2018	745,718,631

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30, 2017	August 31, 2017
ASSETS
CURRENT ASSETS
Cash	$ 57,260	$ 55,262
Accounts receivable, net	94,127	55,376
Prepaid expenses and other current assets	224	1,491
Total current assets	151,611	112,129

Property and equipment - net	633	3,805

TOTAL ASSETS	$ 152,244	$ 115,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 347,276	$ 385,628
Accrued interest	273,684	255,198
Accrued compensation	915,543	882,643
Loans payable	426,000	370,000
Derivative liability	757,796	740,953
Convertible debentures	840,791	840,791

TOTAL CURRENT LIABILITIES	$ 3,561,090	$ 3,475,213

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, and 745,718,631, shares issued and outstanding	745,718	745,718
Additional paid in capital	9,274,044	9,274,044
Other comprehensive loss	(16,183)	(24,961)
Accumulated deficit	(13,414,420)	(13,356,075)

TOTAL STOCKHOLDERS' DEFICIT	(3,408,846)	(3,359,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 152,244	$ 115,934

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	(Unaudited)
	2017	2016
SALES	$ 146,209	$ 80,303

COST OF SALES	83,538	63,489

GROSS PROFIT	62,671	16,814

COSTS AND EXPENSES
Sales, general and administrative	85,688	124,962

TOTAL OPERATING EXPENSES	85,688	124,962

OPERATING LOSS	(23,017)	(108,148)

OTHER (INCOME) EXPENSES
Interest expense	18,486	14,480
Change in fair value of derivative liability	16,843	(288,270)
TOTAL OTHER (INCOME) EXPENSES	35,329	(273,790)

NET (LOSS) INCOME	$ (58,346)	$ 165,642

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	8,778	7,013
COMPREHENSIVE (LOSS) INCOME	$ (49,468)	$ 172,655

NET LOSS PER SHARE
Basic and diluted	0.000	0.000

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30,
	(Unaudited)
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (58,346)	$ 165,642
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	179	-
Change in fair value of derivative liability	16,843	(288,270)
Changes in operating assets and liabilities:
Accounts receivable	(38,751)	(20,292)
Prepaid expenses and other current assets	1,267	74
Accounts payable and accrued expenses	(35,367)	69,322
Accrued interest	18,486	14,480
Accrued compensation	32,900	47,521

NET CASH (USED IN) OPERATING ACTIVITIES	(62,789)	(11,523)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	56,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	56,000	-

NET DECREASE IN CASH	(6,790)	(11,321)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	8,788	7,013

CASH - BEGINNING OF PERIOD	55,262	4,518

CASH - END OF PERIOD	$ 57,260	$ 210

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on our previously reported net loss or accumulated deficit. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.2 million at November 30, 2017 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has raised $136,000 subsequent to November 30, 2017 from the issuance of new loans. The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additional equity raise up to $3.0 million) which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the condensed consolidated accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2017, the Company recognized $8,773, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2017 and 2016.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2017 and 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black-Scholes method), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2017, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2017, and therefore classified as Level 1 within our fair value hierarchy.

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

Stock Based Compensation

We account for the grant of stock options and restricted stock awards to employees in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between

T.S.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our condensed consolidated financial statements and associated disclosures.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life: 3 to 5 years	November 30, 2017	August 31, 2017
Computer and office equipment		$ 18,335	$ 20,618
Less: Accumulated depreciation		(17,702)	(16,813)
		$ 633	$ 3,805

Depreciation expense amounted to $ 179 and $0 for the three-month periods ended November 30, 2017 and 2016, respectively.

NOTE 4 - LOANS PAYABLE

	November 30, 2017	August 31, 2017
Loans payable	$ 426,000	$ 370,000

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the three-month period ended November 30, 2017 and 2016, the Company generated loan proceeds of $56,000 and $0, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2017 and August 31, 2017 convertible debentures consisted of the following:

	November 30, 2017	August 31, 2017
Loans payable	$ 840,791	$ 840,791
Unamortized debt discount	-	-
Total	$ 840,791	$ 840,791

The convertible notes payable mature through January 2016, some of which are payable on demand and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of November 30, 2017, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the three-month period ended November 30, 2017 is as follows:

Balance at August 31, 2017	$740,953
Changes in fair value of derivative liabilities	16,843
Balance, November 30, 2017	$757,796

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

NOTE 8 - FOREIGN OPERATIONS

As of November 30, 2017, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2017 and revenues for the three-month period ended November 30, 2017 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$3,627	$142,582	$146,209
Total revenues	$3,627	$142,582	$146,209
Identifiable assets at August 31, 2017	$3,236	$54,024	$57,260

As of November 30, 2016, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2016 and revenues for the year ended November 30, 2016 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$0	$80,303	$80,303
Total revenues	$0	$80,303	$80,303
Identifiable assets at November 30, 2016	$0	$210	$210

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

1.

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleged $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff’s application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,801.87, which does not offset $25,000 paid in settlement efforts. On February 22, 2016 a Settlement Agreement was signed by the parties for a total of $85,000 to Asher Enterprises. (See Note 10, Subsequent Events).

2.

The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company’s registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. That order was subsequently remanded by Order of the United States Supreme Court in December 2017. The Remand is still pending. The Company is vigorously defending its position and has responded to the Remand with evidence of mitigating circumstances, and subsequent definitive positive actions to rectify its delinquent filings. This document, a Super 10-K for 2015-2016-2017 is definitive evidence, available to the public in EDGAR.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company management has evaluated events occurring subsequent to November 30, 2017 through June 18, 2018, the date that these condensed consolidated financial statements were issued.

During the period from November 30, 2017 through May 29, 2018, the Company raised $136,000 of proceeds from the issuance of new loans.

On June 18, 2018 the Legal Proceeding entitled Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. has been settled by the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our condensed consolidated financial statements contained in F-1 through F-3. "Financial Statements and Supplementary Data" of this Report.

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

The company outlook is robust for the foreseeable future.

Key Milestones

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

Digital Clarity has been hired to audit Google Search and Analytics for British Marine’s top show, The London Boat Show and one of Europe’s largest events, The Southampton Boat Show. The company is in talk to act as digital advisor with British Marine for the Abu Dhabi Boat Show. These shows will fit into the circuit that incorporates Fort Lauderdale, Monaco and Cannes Boat & Yachting events.

Digital Clarity are also working with sponsors and potential sponsors of a Formula 1 team that are in the top 5 racing teams in this prestigious and global sport.

Other examples are representative of the diversity of client base, DBMM's approach using a client's analytics, and executing an individualized model to increase ROI as the prime objective, span a wide range of industries.

Digital Clarity continues to expand into high end Real Estate and Luxury brands and is building a strong network on High Net-worth and Ultra High Net-worth Individuals.

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

Results were staggering

×

PPC brand revenue uplift – 35%

×

PPC non-brand revenue uplift – 36%

×

SEO revenue uplift – 51%

×

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

Key Differentiators

The company has been strengthening foundations by continuing to streamline while developing new client relationships and revenue streams as a differentiating digital marketing and technology provider. This focus has allowed the Company to enhance brand value for its clients. 2018 will continue to be about growth and outreach utilizing five key differentiators:

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

The major platforms used for PPC are:

·

Google AdWords (Global)

·

Microsoft Bing

·

Yandex (Russia)

·

Baidu (China)

·

AdWords Audit

Key Areas of Service:

·

Budget Management

·

Keyword Research

·

Conversion Rate Optimization

·

Bid Optimization

·

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

·

Strategy.

By understanding the business, demographics and audience, Digital Clarity makes sure that campaigns hit the ground running from day one.

·

Implementation.

Digital Clarity uses experience to put in place the best structure, keywords, ad copy and bidding strategies to maximize the effectiveness of your account.

·   Optimization.

Digital Clarity rigorously interrogates and checks client accounts to ensure optimal performance, with regular reviews of all aspects of each campaign.

·

Reporting.

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

·

KEYWORD RESEARCH

·

AD AUDIT AND OPTIMISE - INCLUDING AD EXTENSIONS

·

BUDGET AND BIDDING STRATEGIES FOR THE TARGET AUDIENCE

·

DEVICE & LOCATION STRATEGIES

·

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

·

KEYWORD REFINEMENT & SEARCH QUERY

·

AD COPY TESTING

·

LOCATION MANAGEMENT AND KEYWORD TESTING

·

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

Digital Clarity is at the vanguard of this sector, having implemented countless SEO plans for a broad array of clients in a number of different industries. These plans included:

·

Onsite Technical Audit

·

Quality Content Creation

·

Meta, Tags & Technical Optimization

·

Website Structure

·

Use of Optimum Keywords

·

Link Building & Referrals

·

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

Google Dominates Search

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

Web Design Services:

·

e-Commerce

·

Device Compatibility

·    Web Development

·

Mobile Compatibility

·

Process & Planning

·

Content Management System (CMS)

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

·

Social Media Audit

·

Content Creation

·

Social Media Management

·

Social Media Set Up

·

Reporting

·

Blog Writing

·

Content Strategy

·

Reputation Management

·

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

·

Social-media advertising spend will grow rapidly through 2018. It’s up 40year and will top $8.5 billion, growing to nearly $14 billion in 2018, a five-year compound annual growth rate (CAGR) of 18%.

·

Social media ad spend has reached the mobile-tipping point. Spending on mobile social-media ads, including mobile app-install ads, will surpass non-mobile spend by the end of this year in the US. In 2018, two-thirds of social-media ad spend will go to mobile, creating a $9.1 billion social-media market.

·

Mobile app-install ads and programmatic buying are also growth drivers. Analyses suggest that mobile app-install ads could account for anywhere from one-quarter to more than one-half of Facebook’s mobile ad revenues.

·

Social programmatic ad platforms are also growth engines. Spending on FBX, Facebook’s programmatic platform, increased by 150% year-over-year globally.

·

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

·

Google Analytics

·

Goal Setting

·

Tag Management

·

3rd Party Analytics

·

Funnel Planning

·

Attribution Modelling

·

Path Analysis

·

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

Partnerships, strategic alliances and agency management have allowed Digital Clarity to work on some of the biggest brands, sitting behind the agencies as a support and resource to deliver very high-quality service and results to their clients.

TEAM EXPERTISE COMPANY KEY ASSETS

Examples:

·

PPC campaign experience especially Google AdWords existed

·

SEO evolution from aggressive link building and onsite SEO through to strategic marketing and integration of inbound marketing

·

Website design and development based on results driven design and planning

·

Brand consultancy

·

Social media management and advertising. Several clients have been “won” directly via Digital Clarity’s internal social media strategy

·

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

·

US digital ad spending will approach $85 billion – Interactive Advertising Bureau.

·

U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent – Adobe

·

72% of Consumers Want Mobile-Friendly Sites – Google Research

·

2 million search queries are made on Google, every minute – Google

·

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

·

At half year, the total UK digital advertising market is worth £5.56bn, up 13.8% y-o-y

·

Mobile is driving almost all growth in the market

·

At £2.37bn, mobile now makes up 43% of all digital

·

Mobile is accounting for 57% of all digital display advertising

·

Online video has overtaken banners as the largest display format, up 46% year-on-year

·

Outstream is now the largest video format, at 52% of all online video

·

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

Worldwide Retail Ecommerce Sales Will Reach $2.8 Trillion in 2018.

Double-digit growth will continue through 2020, when sales will top $4 trillion. Retail ecommerce sales—which include products and services (barring travel, restaurant and event ticket sales) ordered via the internet over any device.

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

Statista's 2017 B2B Ecommerce Report:

"B2B business is now **dwarfing** that of the B2C business."

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

Digital advertising spending worldwide to 2020 (in billion U.S. dollars)

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

·

Revenue is expected to show an annual growth rate (CAGR 2017-2021) of 10.9 % resulting in a market volume of $48,917m in 2021.

·

The average revenue per Internet user currently amounts to $11.45.

·

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

FINANCIAL OVERVIEW/OUTLOOK

DBMM (the “Company”) has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011; DC has been cash-flow positive as an operating company since its acquisition. Going forward, as the Company is scaling up, with growth capital to expand proportionately, the focus will be on the digital marketing global triangle of London, New York and Los Angeles. Margins continue to be robust, and once the business reaches appropriate scale with assumed profitability after growth capital infusion and the crossover point is established, DBMM will become a successful business for all its stakeholders.

The clients benefit immediately; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the manufacturing cap multiple, as digital marketing technology has become one of the fastest-growing industries in the world today.

For context, Benjamin Graham, a British-born investor who inspired Warren Buffett, repeated endlessly (his colleagues have said): “In the short term, the stock market is a voting machine. In the long run it’s a weighing machine that measures a Company’s true value.”

The business has been sound from the acquisition of DC, and the Company has been developing incrementally, but not nearly at the pace management would like because of the non-operating hurdles faced since the Company was required to re-audit in 2013, and the litigation thereafter, creating a series of mitigating circumstances beyond the Company’s control. The Company continues to address the challenges and is very encouraged by the identification of long-term investors who infused capital into DBMM beginning in the 1Q2018, specifically to bring its delinquent filings current. Capital was finally available for this purpose, to prepare a Super 10-K for 2015-2016-2017, providing 3 years of audited financial statements to the public. (The Super 10-K was filed May 31, 2018.) This action completed the commitment made to the SEC.

Equally important, DBMM now has a “normal” cash-flow model of investment, focused on growth identified, and secured, to support the Company’s Business Plan going forward. That fact reinforces a commitment that reporting will take place as required and the Company can return to the growth model envisioned before outside influences interfered to the detriment of DBMM. The long-term investors are just that, not short-term equity players. Likewise, the economic environment globally has recovered and is on an upswing, unlike the Financial Recession, so mezzanine financing is (finally) available. The industry is very attractive to investors, and DBMM using the technology of tech giants, coupled with data available from social media platforms, is specifically attractive as a business.

Analysis indicates that large marketing and advertising entities are acquiring differentiating digital marketing companies, rather than developing the expertise organically. That fact acknowledges DBMM’s Business Plan which would see such a sale as a potential exit strategy for consideration in a 5-8-year timeframe.

The contingency of a sale is supported by DBMM’s place in the industry, which is strong. The acquired company, Digital Clarity, won or placed in several industry awards during the past 1-2 years. With funding, the Company can broaden its reach as there are many companies in the pipeline which have been in neutral, until the infrastructure could be developed. The Company is labor-intensive, and Management has access to the “best and the brightest” as new clients are brought on board, as was expected with funding.

The industry environment continues to grow exponentially and the future of digital marketing as an essential strategy for any consumer-facing business is essential. DBMM has been honing its business model since the acquisition of its brand and is an industry leader for its size. DBMM’s increasing client base, coupled with decreasing debt and expenses, positions the Company as intended, thus attracting mezzanine financing.

Going forward, there will be an emphasis on investor awareness during fiscal years 2018 and 2019. DBMM is taking significant action to aggressively widen its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its growing influence on consumer decisions. DBMM is targeting these new investors through a global digital and traditional integrated campaign which will be run by Digital Clarity, with third parties as required for distribution.

Following the 1Q2018 filing, DBMM is preparing the 2Q2018 review, which will conclude its filings to become current. 3Q2018 will be filed on or before its due date, July 15, 2018.

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

Significant and Critical Accounting Policies

Our discussion of the financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances. Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See “Notes to condensed consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies

LIQUIDITY AND CAPITAL RESOURCES

We are concentrating on activities which will grow Digital Clarity organically and by acquisition. We have spent the last two fiscal years establishing a client model for existing and new customers which can be exported geographically.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2017

We had approximately $57,000 in cash and our working capital deficiency amounted to approximately $3,4 million at November 30, 2017.

During the three-month period ended November 30, 2017, we used cash in our operating activities amounting to approximately $62,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $59,000 adjusted for the following:

Change in fair value of derivative liability of $16,843.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $35,367

An increase in our accrued salaries of approximately $32,900

During the quarter ended November 30, 2017, we generated cash from financing activities of $56,000, which consist of the proceeds from the issuance of loan payables.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2016

We had approximately $210 in cash and our working capital deficiency amounted to approximately $3.7 million at November 30, 2016. During the three-month period ended November 30, 2016, we used cash in our operating activities amounting to approximately $11,000. Our cash used in operating activities was comprised of our net income from continuing operations of approximately $165,642 adjusted for the following:

Change in fair value of derivative liability of $288,270

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

An increase in our accounts payable and accrued expenses of approximately $69,000, resulting from slower payment processing due to our financial condition

An increase in accounts receivables of approximately $21,000, primarily due to timing of certain revenues during the quarter ended November 30, 2016

RESULTS OF OPERATIONS

Comparison of the Results for the Three-month periods Ended November 30, 2017 and 2016

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2017 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 85% during the three-month period ended November 30, 2017. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 15% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended November 30, 2017, our revenues increased when compared to the prior year period primarily as a result of increased sales related to Per-Click Advertising.

During the three-month period ended November 30, 2017, our cost of sales increased primarily from increases in media purchases.

The legal and professional fees during the three-month period ended November 30, 2017 when compared to the comparable prior year period, increased primarily due to lesser amount of services provided by professionals in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, if any, increased during the three-month period ended November 30, 2017 is at approximately the same level as incurred during three-month period ended November 30, 2017.

The gain or loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of November 30, 2017, our disclosure controls and procedures were effective (notwithstanding the mitigating factors outside the Company’s control) in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1

The Company is involved in a litigation, Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. and Linda Perry, Index No. 600717/2014, in the Supreme Court of the State of New York, sitting in the County of Nassau. The Plaintiff alleged $337,500 in damages based on breach of contract allegations arising from the Company’s untimely periodic filings in December 2013. On September 18, 2014, the Court declined to grant the plaintiff’s application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,801.87, which does not offset $25,000 paid in settlement efforts. On February 22, 2016 a Settlement Agreement was signed by the parties for a total of $85,000 to Asher Enterprises. (See Note 10 Subsequent Events).

2

The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company’s registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. That order was subsequently remanded by Order of the United States Supreme Court in December 2017. The Remand is still pending. The Company is vigorously defending its position and has responded to the Remand with evidence of mitigating circumstances, and subsequent definitive positive actions to rectify its delinquent filings. This document, a Super 10-K for 2015-2016-2017 is definitive evidence, available to the public in EDGAR.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1

Principal Executive Officer Rule 13a-14(a) Certification

Principal Financial Officer

Executive Director

32.1

Principal Executive Officer Sarbanes-Oxley Act Section 906 Certification

Principal Financial Officer

Executive Director

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: June 19, 2018

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director