Form 10-Q
period 2018-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2018-06-25
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ?  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes o             No X

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
June 22, 2018	745,718,631

INDEX

PART I.        FINANCIAL INFORMATION

ITEM I.         FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28, 2018	August 31, 2017
ASSETS
CURRENT ASSETS
Cash	$ 120,565	$ 55,262
Accounts receivable, net	57,883	55,376
Prepaid expenses and other current assets	228	1,491
Total current assets	178,676	112,129

Property and equipment - net	2,297	3,805

TOTAL ASSETS	$ 180,973	$ 115,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 359,998	$ 385,628
Accrued interest	292,169	255,198
Accrued compensation	960,543	882,643
Loans payable	485,000	370,000
Derivative liability	722,904	740,953
Convertible debentures	840,791	840,791
TOTAL CURRENT LIABILITIES	$ 3,661,405	$ 3,475,213

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, and 745,718,631, shares issued and outstanding	745,718	745,718
Additional paid in capital	9,274,044	9,274,044
Other comprehensive loss	(16,404)	(24,961)
Accumulated deficit	(13,485,785)	(13,356,075)

TOTAL STOCKHOLDERS' DEFICIT	(3,480,432)	(3,359,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 180,973	$ 115,934

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Unaudited		Unaudited
	2018	2017	2018	2017

SALES	$ 180,760	$ 172,188	$ 326,969	$ 252,490

COST OF SALES	128,452	73,997	211,990	137,486

GROSS PROFIT	52,308	98,191	114,979	115,004

COSTS AND EXPENSES
Sales, general and administrative	140,080	76,165	225,768	201,127

TOTAL OPERATING EXPENSES	140,080	76,165	225,768	201,127

OPERATING (LOSS) INCOME	(87,772)	22,026	(110,789)	(86,123)

OTHER (INCOME) EXPENSES
Interest expense	18,485	20,206	36,971	34,686
Change in fair value of derivative liability	(34,892)	(427,697)	(18,049)	(715,967)

TOTAL OTHER (INCOME) EXPENSES	(16,407)	(407,491)	18,922	(681,281)

NET (LOSS) INCOME	$ (71,365)	$ 429,517	$ (129,711)	$ 595,158

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	221	(310)	8,557	6,703
COMPREHENSIVE (LOSS) INCOME	$ (71,144)	$ 429,207	$ (121,154)	$ 601,861

NET LOSS PER SHARE
Basic and diluted	0.000	0.001	0.000	0.001

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	745,718,631	745,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended February 28,
	Unaudited
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (129,711)	$ 595,158
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	2,740	-
Change in fair value of derivative liability	(18,049)	(715,967)
Changes in operating assets and liabilities:
Accounts receivable	(2,507)	15,615
Prepaid expenses and other current assets	1,263	81
Accounts payable and accrued expenses	(26,861)	56,917
Accrued interest	36,971	34,686
Accrued compensation	77,900	83,021

NET CASH (USED IN) IN PROVIDED BY OPERATING ACTIVITIES	(58,254)	69,511

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	115,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,000	-

NET INCREASE IN CASH	56,746	69,511

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	8,557	6,703

CASH - BEGINNING OF PERIOD	55,262	4,518

CASH - END OF PERIOD	$ 120,565	$ 80,732

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

The Company strategically focuses on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering positions the company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on our previously reported net loss or accumulated deficit. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2017.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.3 million at February 28, 2018 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has raised $77,000 subsequent to February 28, 2018 from the issuance of new loans. The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additional equity raise up to $3.0 million) which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2018, the Company recognized $23,247, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of February 28, 2018 and 2017.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2018 and 2017, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black-Scholes method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any other Level 2 or Level 3 assets or liabilities as of February 28, 2018, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2018, and therefore classified as Level 1 within our fair value hierarchy.

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

In January 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our condensed consolidated financial statements and associated disclosures.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life: 3 to 5 years	February 28, 2018	August 31, 2017
Computer and office equipment		$ 20,346	$ 20,618
Less: Accumulated depreciation		(18,049)	(16,813)
		$ 2,297	$ 3,805

Depreciation expense amounted to $2,740 and $0 for the three-month periods ended February 28, 2018 and 2017, respectively.

NOTE 4 - LOANS PAYABLE

	February 28, 2018	August 31, 2017
Loans payable	$ 485,000	$ 370,000

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the six-month period ended February 28, 2018 and 2017, the Company generated loan proceeds of $115,000 and $0, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2018 and August 31, 2017 convertible debentures consisted of the following:

	February 28, 2018	August 31, 2017
Loans payable	$ 840,791	$ 840,791
Unamortized debt discount	-	-
Total	$ 840,791	$ 840,791

The convertible notes payable mature through January 2016, some of which are payable on demand and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of February 28, 2018, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the six-month period ended February 28, 2018 is as follows:

Balance at August 31, 2017	$ 740,953
Changes in fair value of derivative liabilities	(18,049)
Balance, February 28, 2018	$ 722,904

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

NOTE 8 - FOREIGN OPERATIONS

As of February 28, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2018 and revenues for the six-month period ended February 28, 2018 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$ 3,626	$ 323,343	$ 326,969
Total revenues	$ 3,626	$ 323,343	$ 326,969
Identifiable assets at February 28, 2018	$ 1,100	$ 119,465	$ 120,565

As of February 28, 2017, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2017 and revenues for the year ended February 28, 2017 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$ 37,000	$ 215,490	$ 252,490
Total revenues	$ 37,000	$ 215,490	$ 252,490
Identifiable assets at February 28, 2018	$ 159	$ 80,573	$ 80,732

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

NOTE 10 – SUBSEQUENT EVENTS

The Company management has evaluated events occurring subsequent to February 28, 2018 through June 19, 2018, the date that these condensed consolidated financial statements were issued.

On June 18, 2018 the Legal Proceeding entitled Asher Enterprises, Inc. v. Digital Brand Media & Marketing Group, Inc. has been settled by the parties.

During the period from February 28, 2018 through May 29, 2018, the Company raised $77,000 of proceeds from the issuance of new loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our condensed consolidated financial statements contained in in F-1 through F-3. "Financial Statements and Supplementary Data" of this Report.

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

·

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

·

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

Following the 2Q2018 filing, DBMM is preparing the 3Q2018 review, which will conclude its filings to become current. 3Q2018 will be filed on or before its due date, July 15, 2018.

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

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2018

We had approximately $121,000 in cash and our working capital deficiency amounted to approximately $3.5 million at February 28, 2018.

During the six-month period ended February 28, 2018, we used cash in our operating activities amounting to approximately $58,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $130,000 adjusted for the following:

Change in fair value of derivative liability of $18,049

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $27,000

An increase in our accrued salaries of approximately $78,000

During the quarter ended February 28, 2018, we generated cash from financing activities of $115,000, which consist of the proceeds from the issuance of loan payables.

SIX-MONTH PERIOD ENDED February 28, 2017

We had approximately $70,000 in cash and our working capital deficiency amounted to approximately $3.3 million at February 28, 2017.

During the six-month period ended February 28, 2017,  cash provided in our operating activities amounting to approximately $70,000. Our cash provided by operating activities was comprised of our net income from continuing operations of approximately $595,000 adjusted for the following:

Change in fair value of derivative liability of $715,967

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

An increase in our accounts payable and accrued expenses of approximately $57,000, resulting from slower payment processing due to our financial condition.

An decrease in accounts receivables of approximately $16,000, primarily due to timing of certain revenues during the quarter ended February 28, 2017.

RESULTS OF OPERATIONS

Comparison of the Results for the Three and six-month periods Ended February 28, 2018 and 2017

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three and six-month period ended February 28, 2018 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 76% and 80% of our revenues during the three and six-month period ended February 28, 2018. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 3% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended February 28, 2018, the increase in our revenues, was at comparable levels when compared to the prior year period. During the six-month period ended February 28, 2018, our revenues for that period increased when compared to the prior year period primarily as a result of increased sales related to Per-Click Advertising.

During the three and six-month period ended February 28, 2018, our cost of sales increased primarily from increases in media

The increase in general and administrative during the three-month period ended February 28, 2018 is primarily due to an increase in professional fees during the second quarter of fiscal 2018, when compared to the second quarter of fiscal 2017.  The increase in general and administrative expenses during the six-month period ended February 28, 2018, when compared to the prior year period, primarily results from professional fees incurred related to our public filings offset by the decrease in aforementioned travel expenses.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, if any, increased during the three-month period ended February 28, 2018 is at approximately the same level as incurred during three-month period ended February 28, 2018.

The gain or loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our management concluded that, as of February 28, 2018, our disclosure controls and procedures were effective (notwithstanding the mitigating factors outside the Company’s control) in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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