Form 10-Q
period 2018-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2018-07-18
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-85072

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. WWW.DBMMGROUP.COM
(Exact name of registrant as specified in its charter)

Florida	59-3666743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

747 Third Avenue New York, NY 10017	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (646) 722-2706

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provide pursuant to Section 13(a) of the Exchange Act.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 18, 2018	745,718,631

PART I.

FINANCIAL INFORMATION

ITEM I.

FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31, 2018	August 31, 2017
ASSETS
CURRENT ASSETS
Cash	$ 85,136	$ 55,262
Accounts receivable, net	34,863	55,376
Prepaid expenses and other current assets	476	1,491
Total current assets	120,475	112,129

Property and equipment - net	3,703	3,805

TOTAL ASSETS	$ 124,178	$ 115,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 329,639	$ 385,628
Accrued interest	312,217	255,198
Accrued compensation	1,010,231	882,643
Loans payable	562,000	370,000
Derivative liability	707,074	740,953
Convertible debentures	840,791	840,791

TOTAL CURRENT LIABILITIES	3,761,952	3,475,213

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, and 745,718,631, shares issued and outstanding	745,718	745,718
Additional paid in capital	9,274,044	9,274,044
Other comprehensive loss	(15,924)	(24,961)
Accumulated deficit	(13,643,607)	(13,356,075)

TOTAL STOCKHOLDERS' DEFICIT	(3,637,774)	(3,359,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 124,178	$ 115,934

See Notes to Unaudited Condensed Consolidated Financial Statements
F-1

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	Unaudited		Unaudited
	2018	2017	2018	2017
SALES	$ 88,502	$ 136,693	$ 415,471	$ 389,184

COST OF SALES	101,532	83,073	313,522	220,559

GROSS PROFIT	(13,030)	53,620	101,949	168,625

COSTS AND EXPENSES
Sales, general and administrative	140,572	9,140	366,340	209,769

TOTAL OPERATING EXPENSES	140,572	9,140	366,340	209,769

OPERATING INCOME (LOSS)	(153,602)	44,480	(264,391)	(41,144)

OTHER (INCOME) EXPENSES
Interest expense	20,048	20,175	57,019	54,862
Change in fair value of derivative liability	(15,830)	412,715	(33,879)	(303,252)

TOTAL OTHER (INCOME) EXPENSES	4,218	432,890	23,140	(248,390)

NET (LOSS) INCOME	$ (157,820)	$ (388,410)	$ (287,531)	$ 207,246

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	481	(211)	9,038	6,492
COMPREHENSIVE (LOSS) INCOME	$ (157,339)	$ (388,621)	$ (278,493)	$ 213,738

NET LOSS PER SHARE
Basic and diluted	$ (0.000)	$ (0.001)	$ (0.000)	$ 0.000

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	745,718,631	745,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements
F-2

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended May 31,
	Unaudited
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (287,531)	$ 207,246
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	102	214
Change in fair value of derivative liability	(33,879)	(303,252)
Changes in operating assets and liabilities:
Accounts receivable	20,511	(26,382)
Prepaid expenses and other current assets	1,015	-
Accounts payable and accrued expenses	(55,989)	(28,308)
Accrued interest	57,019	50,857
Accrued compensation	127,588	130,596

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(171,164)	30,971

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	192,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	192,000	-

NET INCREASE IN CASH	20,836	30,971

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	9,038	5,993

CASH - BEGINNING OF PERIOD	55,262	4,518

CASH - END OF PERIOD	$ 85,136	$ 41,482

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

See Notes to Unaudited Condensed Consolidated Financial Statements
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on our previously reported net loss or accumulated deficit. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2017.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.4 million at May 31, 2018 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additional equity raise up to $3.0 million) which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2018, the Company recognized $8,634, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of May 31, 2018 and 2017.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

During the nine-month period ended May 31, 2018 and 2017, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black-Scholes method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any other Level 2 or Level 3 assets or liabilities as of May 31, 2018, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2018, and therefore classified as Level 1 within our fair value hierarchy.

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

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) - Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life: 3 to 5 years	May 31, 2018	August 31, 2017
Computer and office equipment		$ 20,618	$ 20,618
Less: Accumulated depreciation		(16,915)	(16,813)
		$ 3,703	$ 3,805

Depreciation expense amounted to $102 and $214 for the nine-month periods ended May 31, 2018 and 2017, respectively.

NOTE 4 - LOANS PAYABLE

	May 31, 2018	August 31, 2017
Loans payable	$562,000	$370,000

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the nine-month period ended May 31, 2018 and 2017, the Company generated loan proceeds of $192,000 and $0, respectively, $57,000 was from related parties.

NOTE 5 – CONVERTIBLE DEBENTURES

At May 31, 2018 and August 31, 2017 convertible debentures consisted of the following:

	May 31, 2018	August 31, 2017
Loans payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable mature through January 2016, and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of May 31, 2018, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 - DERIVATIVE LIABILITIES

Changes in the derivative liabilities during the nine-month period ended May 31, 2018 is as follows:

Balance at August 31, 2017	$740,953
Changes in fair value of derivative liabilities	(33,879)
Balance, May 31, 2018	$707,074

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

NOTE 8 - FOREIGN OPERATIONS

As of May 31, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2018 and revenues for the nine-month period ended May 31, 2018 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$3,627	$411,844	$415,471
Total revenues	$3,627	$411,844	$415,471
Identifiable assets at May 31, 2018	$5,700	$79,436	$85,136

As of May 31, 2017, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2017 and revenues for the year ended May 31, 2017 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$40,627	$348,557	$389,184
Total revenues	$40,627	$348,557	$389,184
Identifiable assets at May 31, 2017	$0	$41,482	$41,482

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

2.   The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company’s registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. That order was subsequently remanded by Order of the United States Supreme Court in December 2017. The Remand is still pending. The Company is vigorously defending its position and has responded to the Remand with evidence of mitigating circumstances, and subsequent definitive positive actions to rectify its delinquent filings. A Super 10-K for 2015-2016-2017, Q1 2018, Q2 2018, and this document, are definitive evidence, available to the public in EDGAR.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company management has evaluated events occurring subsequent to May 31, 2018 through July 16, 2018, the date that these condensed consolidated financial statements were issued.

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

Key Milestones

Certain new significant clients representing a variety of industries were added to client roster. The Company’s clients tend to operate with a NDA, as our clients see us a competitive advantage. Accordingly, we cannot share all clients’ brands or company name

Recently the company has been hired by the prestigious organizational group, British Marine. British Marine are the membership body for nautical and sea faring craft and include Super and Luxury Yacht companies such as Sunseeker and Princess Yachts.

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

a.

PPC

b.

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

•

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

•

KEYWORD RESEARCH

•

AD AUDIT AND OPTIMIZE - INCLUDING AD EXTENSIONS

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

•

LOCATION MANAGEMENT AND KEYWORD TESTING

•

BUDGET ALLOCATION & CONTINUED CPC AND KEYWORD BID STRATEGIES FOR ROI

3.  STRENGTHS: SEARCH:

SEO

Definition:

When customers look for service on Google or another search engine, they might find a client company’s business - or they might find a competitor. SEO (Search Engine Optimization) is the process by which you can help ensure that your site appears first in the rankings. These rankings are determined by the search engine’s algorithms: programs which trawl the internet indexing details about each site, in order to deliver relevant results when people search. If your website does not perform well according to the algorithm’s criteria, your rank will be lower, and people will not be able to find your site; this is what makes partnering with the right SEO agency such a crucial part of your digital marketing activity.

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

4. STRENGTHS: DESIGN:

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

5. STRENGTHS: SOCIAL MEDIA:

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

The Need for Social Media

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

•

Online adults aged 18-34 are most likely follow a brand via social networking (95%). (Source: MarketingSherpa)

•

71% of consumers who have had a good social media service experience with a brand are likely to recommend it to others. (Source: Ambassador)

•

2.56 billion global mobile social media users, equaling 34% penetration; globally with 1 million new active mobile social users added every day (Source: We Are Social).

•

96% of the people that discuss brands online do not follow those brands’ owned profiles. (Source: Brandwatch)

•

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

6.   STRENGTHS: ANALYTICS

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

•

Website design and development based on results driven design and planning Brand consultancy

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

Growth Opportunities in the Market

As the use of web mobile sites and applications grow, so do the complexities and challenges of using these sites and platforms commercially. Digital Clarity directs business through the maze of an often confusing and sophisticated set of barriers, to create a clear path for the customer to our client’s product or service. As this market matures, the need for companies to rely on the services from Digital Clarity can only grow. Here we look at some of the growth areas in Digital Clarity’s arsenal integrating the key trends going forward:

•

More Mobile

•

More Social

•

More Informed

•

More Experiential

•

More Real-Time

•

More Global

•

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
$79
Brazil
$19

According to Business.com, the 10 largest ecommerce markets in the world are:

1.

China: $672 billion

2.

United States: $340 billion

3.

United Kingdom: $99 billion

4.

Japan: $79 billion

5.

Germany: $73 billion

6.

France: $43 billion

7.

South Korea: $37 billion

8.

Canada: $30 billion

9.

Russia: $20 billion

10.

Brazil: $19 billion

THE NEED FOR PROFESSIONAL CONSULTANCY & OPPORTUNITY FOR MASSIVE GROWTH

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

The business has been sound from the acquisition of DC, and the Company has been developing incrementally, but not nearly at the pace management would like because of the non-operating hurdles faced since the Company was required to re-audit in 2013, and the litigation thereafter, creating a series of mitigating circumstances beyond the Company’s control. The Company continues to address the challenges and is very encouraged by the identification of long-term investors who infused capital into DBMM beginning in the 1Q2018, specifically to bring its delinquent filings current. Capital was finally available for this purpose, to prepare a Super 10-K for 2015-2016-2017, providing 3 years of audited financial statements to the public. (The Super 10-K was filed May 31, 2018. The Q1 2018 was filed on June 22, 2018, and the Q2 was filed on June 25, 2018.)

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

LIQUIDITY AND CAPITAL RESOURCES

We are concentrating on activities which will grow Digital Clarity organically and by acquisition. We have spent the last four fiscal years establishing a client model for existing and new customers which can be exported geographically.

NINE-MONTH PERIOD ENDED MAY 31, 2018

We had approximately $85,000 in cash and our working capital deficiency amounted to approximately $3.6 million at May 31, 2018.

During the nine-month period ended May 31, 2018, we used cash in our operating activities amounting to approximately $171,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $287,000 adjusted for the following:

Change in fair value of derivative liability of $33,879 The measurement is set by ASC 815, and, primarily based on volatility, can vary significantly quarter to quarter. (See Note 2/Derivative Liabilities)

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $55,000 An increase in our accrued salaries of approximately $127,000.

During the nine-months ended May 31, 2018, we generated cash from financing activities of $192,000, which consist of the proceeds from the issuance of loan payables.

NINE-MONTH PERIOD ENDED May 31, 2017

We had approximately $41,000 in cash and our working capital deficiency amounted to approximately $3.3 million at May 31, 2017.

During the nine-month period ended May 31, 2017, cash provided in our operating activities amounting to approximately $31,000. Our cash provided by operating activities was comprised of our net income from continuing operations of approximately $207,000 adjusted for the following:

Change in fair value of derivative liability of $303,252 The measurement is set by ASC 815, and, primarily based on volatility, can vary significantly quarter to quarter. (See Note 2/Derivative Liabilities)

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $28,000.

An increase in accounts receivables of approximately $26,000, primarily due to timing of certain revenues during the quarter ended May 31, 2017.

RESULTS OF OPERATIONS

Comparison of the Results for the Three and nine-month periods Ended May 31, 2018 and 2017

Unaudited Condensed Consolidated Operating Results

	For the Three Months Ended May 31,			For the Nine Months Ended May 31,
	(Unaudited)		Increase/ (Decrease)	(Unaudited)		Increase/ (Decrease)
	2018	2017	$ 2018 vs 2017	2018	2017	$ 2018 vs 2017
SALES	$ 88,502	$ 136,693	$ (48,191)	$ 415,471	$ 389,184	$ 26,287

COST OF SALES	101,532	83,073	18,459	313,522	220,559	92,963

GROSS PROFIT	(13,030)	53,620	(66,650)	101,949	168,625	(66,676)

COSTS AND EXPENSES
Sales, general and administrative	140,572	9,140	131,432	366,340	209,769	156,571

TOTAL OPERATING EXPENSES	140,572	9,140	131,432	366,340	209,769	156,571

OPERATING LOSS	(153,602)	44,480	198,082	(264,391)	(41,144)	(223,247)

OTHER (INCOME) EXPENSES
Interest expense	20,048	20,175	127	57,019	54,862	2,157
Change in fair value of derivative liability	(15,830)	412,715	428,545	(33,879)	(303,252)	(269,373)

TOTAL OTHER (INCOME) EXPENSES	4,218	432,890	428,672	23,140	(248,390)	(271,530)

NET (LOSS) INCOME	$ (157,820)	$ (388,410)	$ (230,590)	$ (287,531)	$ 207,246	$ (494,777)

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three and nine-month period ended May 31, 2018 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 85% and 75% of our revenues during the three and nine-month period ended May 31, 2018. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 3% of our revenues.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

During the three-month period ended May 31, 2018, the decrease in sales of $48,191 was simply an anomaly of timing in the third quarter, as the nine-month period also ended May 31, 2018 increased $26, 287, up 7% year on year. In addition, the Costs of Sales increased by $18,459 covering the addition of 2 new staff members including their training and assimilation, Google Search Marketing, Public Relations outreach and Submission to Industry Awards

The increase in general and administrative costs during the three-month period ended May 31, 2018 is primarily due to an increase in professional fees relating to our public filings during the third quarter of 2018 following a similar increase in the second quarter 2018.

Interest expense, which include interest accrued on certain notes, as well as amortization of debt discount and the fair value of shares issued pursuant to reset provisions of certain convertible promissory notes, if any, increased during the three-month period ended May 31, 2018 is at approximately the same level as incurred during three-month period ended May 31, 2018.

The gain or loss on derivative liabilities is primarily attributable to a change in fair value of derivative liabilities between measurement dates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Executive Director, who serves as our Principal Executive Officer and as our Principal Financial Officer has concluded that, as of May 31, 2018, our disclosure controls and procedures were effective (notwithstanding the mitigating factors outside the Company’s control) in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls

We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our management is responsible for establishing, maintaining and enhancing these procedures. Management, as described above, is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

2.

The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company’s registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. That order was subsequently remanded by Order of the United States Supreme Court in December 2017. The Remand is still pending. The Company is vigorously defending its position and has responded to the Remand with evidence of mitigating circumstances, and subsequent definitive positive actions to rectify its delinquent filings. A Super 10-K for 2015-2016-2017, Q1 2018, Q2 2018, and this document, are definitive evidence, available to the public in EDGAR.

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

Date: July 18, 2018

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director