Form 10-K
period 2018-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2018-12-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed third fiscal quarter: on May 31, 2018: $932,148

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 745,718,631  Outstanding as of December 14, 2018

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

None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No ☒

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

The aforementioned structural changes were market driven while operating in a difficult worldwide financial environment. The operating business is described below:

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned company of DBMM, through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

●         SearchEngine Marketing –for search engines like Google, Yahoo etc.

●         WebDesign –building sites for web, mobile and tablet devices

●         SocialMedia –planning and measuring social metrics digitally in order to diagnose strategy

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. Entertainment, Fashion and Sports industries, as well as Automotive, eCommerce, and Investment Banking as proven markets.

The Company is rolling out the services of both the technology and marketing services offering from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent in fiscal year 2018 was to continue this strategy as cash infusion will immediate correlate to increased revenues. Growth is clearly a function of available capital. Fiscal year 2018 reflected the Company's continued progress by being awarded contracts for a number of new clients. The contract model strategy results in a full digital technology and marketing consultancy from design following an analysis of the client's analytics, then executing and stewarding the evolution of the model. The Company's mantra is "ROI is our DNA," the underlying focus for business development.

Employees

As of August 31, 2018, the Company had seven full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM's Corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The operating headquarters is located in the UK as Stylar limited, trading as Digital Clarity. DC is on a month-to-month lease at $1,416, as it is evaluating larger quarters.

ITEM 3. LEGAL PROCEEDINGS

1.The Company was involved in a litigation, Asher Enterprises, Inc. v: Digital Brand Media & Marketing Group, Inc., Index No.600717/2014, in the Supreme Court of the State of New York, County of Nassau. The Plaintiff alleged $337,500 breach of contract principal and damages arising from an untimely periodic filing in 2013. On September 14, 2014 the Court declined to grant the plaintiff's application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,891.87, which did not include $25,000 paid in a subsequent settlement in February 2016.On June 18, 2018 the matter was settled between the parties with an Addendum to the Settlement Agreement, for a final payment of $65,000 which was paid in full on the same date. A Stipulation of Discontinuance was filed with the Court ending the litigation. A Satisfaction of Judgment through the Settlement Addendum was coincidently filed. The litigation is closed.

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: a Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 15, 2018, its due date.

On November 9, 2018 following agreement by the parties and stated in an order for the case to go forward based on the existing record with the exception of the aforementioned Initial Decision which has been vacated/withdrawn. A hearing is scheduled for January 15, 2019 during which both parties will make a thirty-minute oral presentation.

From time to time, the Company has become or may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties and an adverse result in those or other matters may arise from time to time that may harm its financial position, or our business and the outcome of these matters cannot be ultimately predicted.

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

Year Ended August 31, 2018:	High	Low
First Quarter	$0.0002	$0.0002
Second Quarter	$0.0003	$0.0003
Third Quarter	$0.0015	$0.0010
Fourth Quarter	$0.0014	$0.0006

Year Ended August 31, 2017:	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0050	$0.0001
Third Quarter	$0.0029	$0.0030
Fourth Quarter	$0.0019	$0.0001

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2018 and August 31, 2017 were 0.0014 and 0.0019 per share respectively. As of August 31, 2018, and August 31, 2017, there were 119 and 119 holders of record of our common stock respectively.

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

Recent issuances of Unregistered Securities

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2018	Investors	- 0 -	- 0 -	N/A	§4 (a) (2)

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operations Overview/Outlook

The company is providing a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition. http://www.dbmmgroup.com/wp-content/uploads/2018/12/Digital-Clarity-Creds-Deck_DBMM_Nov2018.pdf

Operationally, fiscal year 2018 has been important in continuing the direction of the Company and steering it toward a scaled growth plan. The Company continued to focus on the positive, proven operating model and used that model to expand geographic reach with existing and new clients.

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

Why Digital Experts are in demand

The world is changing, and technology is taking the lead. Today, everything is going digital -- entertainment, health, real estate, banking and even currencies. This is, however, understandable. In North America alone, 89% of the population are online (statitsa).

With everything turning to digital, it means companies are also jumping online to market their businesses. And to survive the challenges of digital marketing, brands need to keep up with the latest trends. Successfully reaching one’s target audience is no longer just putting out TV and print ads. These days, social media is the new arena of digital marketers, as 3.3 billion people are active social media users.

Notably, according to Forbes January 2018 data, 24% of the 5,700 global marketers who were surveyed revealed that social media has been an important part of their marketing for the past five years.

To keep up with the ever-changing scene, digital marketing experts need to stay in step with the evolving tech trends. Social media marketing companies like ours work tirelessly to research consumers and what makes them engage with brands. We try to find the best online solutions that will cater to our clients’ end-users’ queries in the easiest and most cost-efficient way possible -- be it by developing new technology or adapting to trends.

Relentless Digital Growth Positions Digital Clarity as a Leader

The need for seasoned expertise and insight is in huge demand. Digital Clarity’s strength, heritage and reach in the digital marketing puts the DBMM brand in an excellent position for investment and growth. Digital Clarity’s strength in Search Engine Marketing, Analytics and Social Media means that the company is ready to feed on that demand and leapfrog into a powerful revenue focused vehicle.

Search Engine Marketing

The number of people using internet search engines is increasing year on year and is almost unfathomable. Last year, 46.8% of the global population accessed the internet and by 2021 this figure is projected to grow to 53.7%.

Digital Clarity helps companies ‘get found’ on search engines like Google. Using the above Market Share chart and the data from Internet live stats, we can see the number of daily searches on Google 3.5 billion, which equates to 1.2 trillion searches per year worldwide.

How machine learning is enhancing digital marketing strategy

Digital Clarity apply strategy to algorithmic based machine learning tools. The launch of Google’s new machine learning tool, RankBrain which contributes to search engine results, left many people wondering what impact machine learning would have in the realm of Search Engine Optimization (SEO).

With the tech industry going crazy for all things Artificial Intelligence (AI), Natural Language Processing (NLP), machine learning, and chatbots – companies like Digital Clarity help brands make sense of this ever-changing landscape.

Machine learning and Digital Marketing

Because machine learning is being used to solve a huge set of diverse problems with the help of data, channels, content, and context, as marketers, Digital Clarity stand to benefit from this information and phenomenon as a whole. But, as the information we gather grows, digital marketing as we know it is set to change. Digital Clarity will be at the forefront of this change.

Search Engine Optimization

From an SEO point of view, keywords could become less important. Search engines receive more revenue for ads when they provide users with higher quality content. As a result, the algorithm they use needs to be more focused on providing each user with content that will serve a specific purpose, rather than be packed with the right keyword density. Therefore, the need to start thinking about the quality of your content as a ranking factor on search engines. This is where Digital Clarity come and help shape content ‘in the right way’ to help it get found.

Pay Per Click (PPC) Campaigns

With Google launching new “smart” features such as Google Smart Bidding, Smart Display Campaigns, and In-Market Audience to help businesses maximize conversions, it is clear that the future of PPC lies in machine learning.

To become more strategic and take PPC campaigns to the next level for its clients, Digital Clarity:

●	Get to grips with the metrics that are most valuable to your business
●	Understand obstacles that could get in the way of meeting your goals
●	Know the underlying performance drivers to make more strategic decisions

Content Marketing

Although still extremely important, the internet has become inundated with too much content. As mentioned above, to succeed, brands need to be creating content that is valuable to readers. To do this, you need to understand consumer trends, data and engagement. Machine learning tools alongside Digital Clarity’s strategic approach, it allows its clients to reduce the amount of time spent tracking data, as well as better decipher that data to create actionable tasks that will lead to success.

The Growth of Digital Marketing & Consultancy Services

The skill set historically owned by agencies offering disciplines such as UX, design, creativity, customer-centric data analytics and customer engagement is now being immersed with large consultancy businesses whose traditional bread and butter was Digital Transformation.

Accenture, Deloitte, IBM, KPMG, McKinsey and PricewaterhouseCoopers rank among the most aggressive players in acquiring and partnering with agencies such as Digital Clarity. They present not only an opportunity for Digital Clarity but also a prospective exit and investment opportunity.

Digital Marketing Services

2018 continued to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and continue to encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital to grow simultaneously in multiple geographies.

The operating company remained cash flow positive through 2018 despite challenging situations in the parent company, the company outlook remained robust for the foreseeable future.

Key Milestones

2018 continued neutral revenues due to external circumstances out of the companies control which placed enormous pressure on the operating business. Despite these circumstances, the client base is expanding in base number and the size of client serviced. Certain significant new clients representing a variety of industries were added to client roster. Many of these clients choose to operate under an NDA as our clients see DBMM as a competitive advantage. Under that disclaimer, we cannot share all clients’ names, but here are a few key clients representing diverse verticals, as follows:

1.

Recently the company has been hired by the prestigious organizational group, British Marine. British Marine are the membership body for nautical and sea faring craft and include Super and Luxury Yacht companies such as Sunseeker and Princess Yachts.

2.

Digital Clarity have been hired to audit Google Search and Analytics for British Marine’s top show, The London Boat Show and one of Europe’s largest events, The Southampton Boat Show. The company is in talk to act as digital advisor with British Marine for the Abu Dhabi Boat Show. These shows will fit into the circuit that incorporates Fort Lauderdale, Monaco and Cannes Boat & Yachting events.

3.	Digital Clarity are also working with sponsors and potential sponsors of a Formula 1 team that are in the top 5 racing teams in this prestigious and global sport.

4.	Chantico Global

Prestigious asset allocation advisors headquartered in Los Angeles, California, headed by CNBC TV Economist Gina Sanchez. Chantico has a Joint Venture Partnership with Oxford Economics in the UK servicing 1500 international corporations.

5.	Babcock Engineering

Defense contractor for the United Kingdom Ministry of Defense.

6.	Abbey Road Institute

Launch of division of world famous studious to train the musicians of the future.

Other examples are representative of the diversity of client base. DBMM's approach using a client's analytics and executing an individualized model to increase ROI as the prime objective, spans a wide range of industries.

Digital Clarity continues to expand into high end Real Estate and Luxury brands and is building a strong network on High Net-worth and Ultra High Net-worth Individuals

NOTABLE EVENTS - INDUSTRY AWARDS & RECOGNITION

Digital Clarity is an AWARD-WINNING Digital Marketing Services Business

In 2018 alone, the company has been shortlisted for the coveted UK Search Awards 2018 which will be announced early December 2018 while it has already won the Top Award of Gold at the Digital Impact Awards 2018.

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

The 2018 awards are hosted by Katherine Ryan, will feature the very best in SEO & PPC campaigns, software and the teams and individuals behind them.

All categories will be judged by an influential and respected international judging panel. The judging is a robust, credible and transparent two-step process, involving pre-scoring and a face to face panel discussion.

THE DIGITAL IMPACT AWARDS 2018

Now in its 9th year, the Digital Impact Awards are the UK’s largest celebration of digital work in corporate communications.

The Digital Impact Awards sets the industry-wide benchmark in digital stakeholder engagement. The event honors the best corporate digital communications work in Europe.

This award celebrates the campaigns that best exemplify their successes, obstacles or effectiveness through measurable data. The strongest entries feature proprietary evaluation systems, an effective use of existing systems or solid analysis of metrics.

The in-depth evaluation strategy used between Digital Clarity allowed the company to understand the user journey and quality of leads from first click through to final sale.

Andrew Thomas, publishing editor of Communicate magazine and founder of the Digital Impact Awards, says, “Last year was one of the most competitive of years in the history of the awards programme. Yet this year’s awards signified the leaps and bounds that digital communications are continuing to make across the professional plateau. The sheer quality and character of the evening’s winners exemplifies not only the homogeneity of today’s digital communications, but equally its importance.”

Digital Clarity Shortlisted for Ecommerce Awards for Excellence for ProCook

ProCook is the UK’s leading specialist cookware multi-channel retailer. With retail outlets in major towns and cities across the UK, the company also has a powerful online e-commerce presence.

ProCook has seen great growth in the last few years via PPC and SEO strategies and have been working with Digital Clarity over the past 8 years.

Results were staggering

●	PPC brand revenue uplift – 35%
●	PC non-brand revenue uplift – 36%
●	SEO revenue uplift – 51%
●	Shopping revenue uplift – 48%

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

The research was deemed worthy to be published in the Huffington Post, an online paper rum by Ariana Huffington and used by journalists worldwide as both a distribution point as well as an inspiration to feed into current events and stories. http://www.huffingtonpost.co.uk/2014/10/16/youths-controlled-internet-addiction_n_599_5068.html

Key Differentiators in Choosing Digital Clarity

Why Digital Marketing is key requirement in any business

The UK Market

UK Digital Ad spend grew 15% year on year

Search is King

Source: Digital Ad spend report from IAB UK and PwC 2018

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

Search makes up half (52%) of this, increasing on par at 15% to £3.3bn, next is non-video display at £1.33bn (+9%), then video display £967m (40%). Classifieds remains at £726m and other remained at £41m.

Outlook of the global digital marketing spend

Technavio’s market research analyst predicts the global digital marketing spending market to grow steadily at a CAGR of around 9% during the forecast period.

One of the major factors influencing the growth of digital marketing is its ability to track and monitor the outcome of spending on digital marketing efforts. With the help of digital marketing platforms, the marketers can view their customer's response and measure the success of the marketing campaign in real-time, without conducting an expensive market research.

Much of this market’s growth can be attributed to the fact that these platforms are interactive for users. Since the customer engagement rate for these campaigns is relatively higher than other marketing strategies, they are rapidly being adopted by enterprises to increase their customer base. The ability of strategically planned interactive campaigns to effectively engage clients will result in the augmented adoption of digital platforms during the forecast period.

Type-based segmentation of the digital marketing spending market

●	Search ads

●	Display ads

●	Social media

●	Email marketing

In this market research, analysts have estimated the search ads segment to be the largest market segment during the forecast period. In 2015, this market segment accounted for more than 33% of the total market share and is envisaged to retain its hold over the market until 2020 owing to the ability of search ads to show results based on search engine queries and appropriate keywords.

Geographical segmentation of the digital marketing spending market

●	Americas - North, Central and South America

●	APAC - Asia Pacific and Japan

●	EMEA - Europe, the Middle East and Africa

This segmentation analysis predicts the Americas to account for more than 45% of the total market share by 2020. In this region, the brands have a greater chance of monetizing their advertisements due to the availability of a broad base of the target audience. Factors such as the rapid shift toward online shopping will result in this market’s strong growth in the Americas.

Competitive landscape and key vendors

Digital advertising is the fastest-growing segment of the global market for advertising spending. The increasing use of smartphones and the availability of cheap internet services are the two major factors propelling the growth prospects for this market. More than 30% of the companies are planning to spend around 75% of their advertising expenditures on digital marketing within the next five years.

Growth Opportunities in the Market

In fiscal year 2019, the company will continue to take advantage of the global growth in Digital Marketing.

Annual growth trajectory positive, especially in active mobile social users, 39% penetration, up 5% from 2017.

Share of web traffic by device highly favors mobile at 52% (+4% year-on-year change), whilst Desktop remains in second place with only 43% of device share to all web pages, down by 3% year-on-year.

THE GROWTH OF DIGITAL GLOBALLY IN 2018

2018 has seen massive growth in the core areas of operation in which Digital Clarity operates, namely Social Media, Search Marketing, Analytics and Online Advertising.

●	The number of internet users worldwide in 2018 is 4.021 billion, up 7 percent year-on-year

●	The number of social media users worldwide in 2018 is 3.196 billion, up 13 percent year-on-year

●	The number of mobile phone users in 2018 is 5.135 billion, up 4 percent year-on-year

The global increase in social media usage since January 2017 is 13%. Saudi Arabia has the largest year-on-year increase in social media users since January 2017 (32%), a 17% increase compared to the global average. Other countries with the largest social media usage increase includes India, Indonesia and Ghana as technology is improving and social media becomes easily accessible to more of the population.

WORLDWIDE E-COMMERCE GROWTH OPPORTUNITIES

Retail e-commerce sales worldwide continue to grow exponentially year on year and projected to grow to $4.5 trillion by 2021. Online shopping is one of the most popular online activities worldwide, Goldman Sachs expects on-line shopping retail sales in China to grow to $1.7 trillion by 2020. Usage varies by region.

Global Retail Ecommerce Sales Will Reach $4.5 Trillion by 2021

Cumulative data from Statista anticipates a 246.15% increase in worldwide ecommerce sales, from $1.3 trillion in 2014 to $4.5 trillion in 2021. That’s a nearly threefold lift in online revenue

Retail Ecommerce’s Global Spread

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

Digital Brand Media & Marketing Group, Inc. will initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The strategic outreach is directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral. In 2018, after settling its litigation and filing a Super 10-K for 2015-2016-2017, the 3 Q's for 2018 and the 10-K for 2018, DBMM resumed its growth business plan. Now that the Company has capital infusion, 2018 and 2019 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability/ this benchmark will replicate successful industry models in digital technology and marketing.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity ("DC") in 2011 which has been cash-flow positive as an operating company since its acquisition. External events outside of DBMM's control has precluded the growth expected to this point, however, its margins continue in the 31-35% range and once the business reaches appropriate scale with assumed profitability and cross-over point, DBMM will be a very successful business for all its stakeholders.

The growth trajectory anticipated is expected during 2019. Once that occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the "old" manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

DBMM's place in the sector is strong. The industry environment continues to grow exponentially and the future of digital marketing as an essential strategy for any consumer-facing business has been proven over-and-over as certain retail businesses are forced to close their doors for lack of or ineffective digital presence. DBMM's brand, Digital Clarity, increases its valuation with client case studies and industry awards resulting in its being considered a leader in the sector for its size. DBMM's increasing client base, coupled with decreasing certain kind of debt and expenses, positions the Company to attract mezzanine financing, something sought after by many and achieved by few.

Coincidently, 2018 results are on a positive track. After over 2 years, DBMM was able to attract new investors to provide the financing required to complete all delinquent filings and to keep DBMM current in SEC reporting, The Company received a commitment for future working capital in order to grow the Company in key markets, with the intent to move to DBMM profitability. At that point, DBMM would not require future financing until it was ready to acquire 1-2 additional companies to complement and further develop the digital marketing business. The Company also settled its long-standing litigation with a toxic lender, with the settlement fully paid, thus closing the proceeding.

Going forward, there will be an emphasis on investor awareness, particularly in 2019. DBMM intends to make significant strides in aggressively widening its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its increasing influence on consumer decisions. DBMM is targeting these new investors in the public market through a global digital and traditional, integrated campaign which will be run by Digital Clarity, with third parties, as required for distribution.

The expectations for 2019 is to put DBMM's hurdles behind it, and move ahead with a scaled, growth plan in multiple geographies to benefit all stakeholders, but particularly the shareholders.

Fiscal Year 2018

We had approximately $33,000 in cash and our working capital deficiency amounted to approximately $3.7 million at August 31, 2018.

During the year ended August 31, 2018, we used cash in our operating activities amounting to approximately $240,000. Our cash used in operating activities was comprised of our net loss of approximately $456,000 adjusted primarily for the following:

Change in fair value of derivative liability of $16,640;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2018 impacted our cash used in operating activity:

In our accounts payable and accrued expenses, including accrued compensation, of approximately $260,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2018, we generated cash from financing activities of $188,045 which primarily consists of the proceeds from demand notes payable of $135,000, officer loans $ 118,045, and payment made for loan payable of $65,000.

Fiscal Year 2017

We had approximately $55,000 in cash and our working capital deficiency amounted to approximately $3.3 million at August 31, 2017.

During the year ended August 31, 2017, we used cash in our operating activities amounting to approximately $29,000. Our cash used in operating activities was comprised of our net gain of approximately $560,000 adjusted primarily for the following:

Change in fair value of derivative liability of $776,858;

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

The Company has outstanding loans and convertible notes payable aggregating $1.4 million at August 31, 2018 and doesn’t have sufficient cash on hand to satisfy such obligations. However, during fiscal year 2018, loans of $193,323. were raised from the new loan arrangements. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended August 31, 2018, and August 31, 2017

Consolidated Operating Results

	For the Years Ended August 31,		Increase/ (Decrease)	Increase/ -Decrease
	2018	2017	$ 2018 vs 2017	% 2018 vs 2017

SALES	$536,501	$486,369	$50,132	10%

COST OF SALES	428,548	311,028	117,520	38%

GROSS PROFIT	107,953	175,341	(67,388)	-38%

COSTS AND EXPENSES
General and administrative	298,770	117,658	181,112	154%
Compensation Expense	204,000	206,500	(2,500)	-1%
	502,770	324,158	178,612	55%

TOTAL OPERATING EXPENSES	502,770	324,158	178,612	55%

OPERATING (LOSS)	(394,817)	(148,817)	(246,000)	165%

OTHER (INCOME) EXPENSE
Interest expense	78,233	63,618	14,615	23%
Gain/loss on derivative liability	(16,640)	(776,858)	(760,218)	-98%

TOTAL OTHER EXPENSE (INCOME)	61,593	(713,240)	(774,833)	NM

NET (LOSS) INCOME	$(456,410)	$564,423	$(1,020,833)	NM

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the year ended August 31, 2018 our primary sources of revenue are the Per-Click Advertising, Web Design, and Search Engine Optimization Services. These primary sources amounted to 69.6%, 3.9% and 14.8% of our revenues during the year ended August 31, 2017. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately 11.3% our revenues during fiscal 2017.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

The increase in our revenues during fiscal 2018, when compared to the prior year period, is primarily attributable to an increase in volume of transactions from Per-Click Advertising during fiscal 2018.

Cost of sales during fiscal 2018 and 2017 is correlated to our revenues for the respective periods.

The increase in general and administrative costs during fiscal 2018, when compared to 2017 is primarily due to an increase in legal and professional fees.

Interest expense, which include interest accrued on certain notes and loans, increase during fiscal 2018 is primarily attributable to the new loan payables, during fiscal 2018, when compared to the comparable prior year periods.

The decrease on derivative liabilities is primarily attributable due a decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at August 31, 2018 when compared to August 31, 2017.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Brand Media & Marketing Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. and subsidiaries (the "Company") as of August 31, 2018 and 2017, the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

December 14, 2018

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Years Ended August 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$33,117	$55,262
Accounts receivable, net	94,208	55,376
Prepaid expenses and other current assets	480	1,491
Total current assets	127,805	112,129

Property and equipment - net	2,021	3,805

TOTAL ASSETS	$129,826	$115,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,102	$362,777
Accrued interest	333,431	255,198
Accrued compensation	1,070,156	882,643
Loans payable, net	440,000	370,000
Derivative liability	724,313	740,953
Officers loans payable	140,896	22,851
Convertible debentures, net	840,791	840,791
	3,911,689	3,475,213

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, and 745,718,631, shares issued and outstanding	745,718	745,718
Additional paid in capital	9,274,044	9,274,044
Other comprehensive loss	8,865	(24,961)
Accumulated deficit	(13,812,485)	(13,356,075)

TOTAL STOCKHOLDERS' DEFICIT	$(3,781,863)	$(3,359,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$129,826	$115,934

See Notes to Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended August 31,
	2018	2017

SALES	$536,501	$486,369

COST OF SALES	428,548	311,028

GROSS PROFIT	107,953	175,341

COSTS AND EXPENSES
Sales, general and administrative	502,770	324,158

TOTAL OPERATING EXPENSES	502,770	324,158

OPERATING (LOSS)	(394,817)	(148,817)

OTHER (INCOME) EXPENSE
Interest expense	78,233	63,618
Change in fair value of derivative liability	(16,640)	(776,858)
TOTAL OTHER (INCOME) EXPENSE	61,593	(713,240)

NET (LOSS) INCOME	$(456,410)	$564,423

OTHER COMPREHENSIVE (LOSS)
Foreign exchange translation	33,826	(314)
COMPREHENSIVE (LOSS) INCOME	$(422,584)	$564,109

NET LOSS PER SHARE
Basic and diluted	$(0.001)	$0.001

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	745,718,631

See Notes to Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED AUGUST 31, 2017 AND 2018

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance, August 31, 2017	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,920,498)	$(24,647)	$(3,923,388)

Net income	-	-	-	-	-	-	-	564,423	-	564,423
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(314)	(314)

Balance, August 31, 2017	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,356,075)	$(24,961)	$(3,359,279)

Net loss	-	-	-	-	-	-	-	(456,410)	-	(456,410)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	33,826	33,826

Balance, August 31, 2018	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,812,485)	$8,865	$(3,781,863)

See Notes to Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,	For the Year Ended August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(456,410)	$564,423

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	546	216
Amortization of debt discount	-	32,083
Change in fair value of derivative liability	(16,640)	(776,858)

Changes in operating assets and liabilities:
Accounts receivable	(35,876)	(12,184)
Prepaid expenses and other current assets	1,010	28
Accounts payable and accrued expenses	(674)	(23,723)
Accrued interest	78,233	63,286
Accrued compensation	187,513	181,596

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(242,298)	28,867

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,718)	(660)

NET CASH USED IN INVESTING ACTIVITIES	(1,718)	(660)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	135,000	-
Proceeds from officers loans payable	118,045	22,851
Payment made for loan payable	(65,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	188,045	22,851

NET (DECREASE) INCREASE IN CASH	(55,971)	51,058

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	33,826	(314)

CASH - BEGINNING OF YEAR	55,262	4,518

CASH - END OF YEAR	$33,117	$55,262

Supplemental disclosures of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Notes to Consolidated Financial Statements.

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

The Company has outstanding loans and convertible notes payable aggregating $1.4 million at August 31, 2018 and doesn’t have sufficient cash on hand to satisfy such obligations. However, during fiscal year 2018, loans of $188,045 were raised from the new loan arrangements. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2018 or 2017.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2018 and 2017, the Company recognized $ 0 and $21,797, respectively, as the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Revenue Recognition

The Company follows the guidance of ASC Topic 605, formerly, SAB 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying Statements of Operations, are expensed when incurred. Total advertising expenses for fiscal years 2018 and 2017 amounted to $13,972 and $7,838, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2018 and 2017.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the years ended August 31, 2018 and 2017, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2018, and 2017, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2018 and 2017 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Three of the Company's customers accounted for approximately 88% and 79% of its revenues during fiscal 2018 and 2017, respectively.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2018	2017
Computer and office equipment	3 to 5 years	$22,335	$20,618
Less: Accumulated depreciation		(20,314)	(16,813)
		$2,021	$3,805

Depreciation expense amounted to $546 and $216, for the years ended August 31, 2018 and 2017 respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2018	2017
Loans payable	$440,000	$370,000

The loans payables are due on demand, are unsecured, and are 6-12% interest bearing.

During fiscal year ended August 31, 2018 and 2017, the Company generated loan proceeds of $135,000 and $0, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2018, and August 31, 2017 convertible debentures consisted of the following:

	August 31,
	2018	2017
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable mature through February 2017, and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of August 31, 2018, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2018	2017
Officers loans payable	$140,896	$22,851

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During fiscal year ended August 31, 2018 and 2017, the Company generated loan proceeds of $140,896 and $22,851, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at August 31, 2018 and 2017 amounted to $ 724,313 and $740,953 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2018	2017
Effective Exercise price	0.0007 - 0.00112	0.0095–0.00152
Effective Market price	0.0014	0.0019
Volatility	55.96%	85%
Risk-free interest	2.46%	1.13%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the years ended August 31, 2018 and 2017 are as follows:

Balance at September 1, 2016	$1,517,811
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(776,858)
Balance, August 31, 2017	$740,953

Balance at September 1, 2017	$740,953
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(16,640)
Balance, August 31, 2018	$724,313

NOTE 8 – ACCRUED COMPENSATION

As of August 31, 2018, and 2017 the Company owes $1,070,156 and $882,643, respectively, in accrued compensation and expenses to certain directors/consultants. The amounts are non-interest bearing.

NOTE 9 – COMMON STOCK AND PREFERRED STOCK

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

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the years ended August 31, 2018, and August 31, 2017, the Company issued 0, and 0 shares of its common stock, respectively.

NOTE 10 – EMPLOYMENT AND CONSULTING AGREEMENTS

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

DBMM's Corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The operating headquarters is located in the UK as Stylar limited, trading as Digital Clarity. DC is on a month-to-month lease at $1,416, as it is evaluating larger quarters.

Legal Proceedings

1.The Company was involved in a litigation, Asher Enterprises, Inc. v: Digital Brand Media & Marketing Group, Inc., Index No.600717/2014, in the Supreme Court of the State of New York, County of Nassau. The Plaintiff alleged $337,500 breach of contract principal and damages arising from an untimely periodic filing in 2013. On September 14, 2014 the Court declined to grant the plaintiff's application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,891.87, which did not include $25,000 paid in a subsequent settlement in February 2016.On June 18, 2018 the matter was settled between the parties with an Addendum to the Settlement Agreement, for a final payment of $65,000 which was paid in full on the same date. A Stipulation of Discontinuance was filed with the Court ending the litigation. A Satisfaction of Judgment through the Settlement Addendum was coincidently filed. The litigation is closed.

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: a Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 18, 2018.

On November 9, 2018 following agreement by the parties and stated in an order for the case to go forward based on the existing record with the exception of the aforementioned Initial Decision which has been vacated/withdrawn. A hearing is scheduled for January 15, 2019 during which both parties will make a thirty-minute oral presentation.

From time to time, the Company has become or may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties and an adverse result in those or other matters may arise from time to time that may harm its financial position, or our business and the outcome of these matters cannot be ultimately predicted.

NOTE 12 – INCOME TAXES

For the years ended August 31, 2018, and 2017, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2018	2017
Benefit computed at statutory rate	$96,000	$157,000
State tax (benefit), net of federal affect	20,000	31,000
Permanent differences (primarily change in fair value of derivative liability)	(4,000)	(188,000)
Increase in valuation allowance	(112,000)	-
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $4.4 million at August 31, 2018 which expire at various times through 2038. A significant portion of these carry-forwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2018	2017
Net operating loss carry-forward	$1,107,000	$1,043,000
Accrued compensation	271,000	130,000
Valuation allowance	(1,378,000)	(1,173,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $205,000 during fiscal year 2018.

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2018, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2018 and revenues for fiscal 2018 were as follows:

	United States	Great Britain	Total
Revenues	$3,627	$532,874	$536,501
Total revenues	$3,627	$532,874	$536,501
Identifiable assets at August 31, 2018	$468	$129,358	$129,826

As of August 31, 2017, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2017, were as follows:

	United States	Great Britain	Total
Revenues	$40,627	$445,742	$486,369
Total revenues	$40,627	$445,742	$486,369
Identifiable assets at August 31, 2017	$(16)	$115,950	$115,934

NOTE 14 - SUBSEQUENT EVENTS

None.

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

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2018, with respect to our directors and executive officers.

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

Board Committees

We currently have standing committees on our Board of Directors. The audit committee and nomination /compensation committee are listed below.

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

Nomination/Compensation Committee

We have established a Nomination/Compensation Committee of the Board of Directors. The Nomination /Compensation Committee reviews and approves our total remuneration, including compensation of executive officers. The Nomination/Compensation Committee will also administer our stock option plans and recommend and approve grants of stock options under such plans.

Compensation of Directors

All directors are officers and their compensation are included on the summary compensation table (Item 11).

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2017 and 2018. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2018 or 2017, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	$ Salary		$ Bonus	$ Other Compensation	$ Options/SAR’s	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation
Reggie James	2017	$172,436	(1)	-	-	-	-	-	-
	2018	$163,548	(2)	-	-	-	-	-	-

Linda Perry	2017	$150,000	(3)	-	-	-	-	-	-
Executive Director	2018	$150,000	(3)	-	-	-	-	-	-

(1)	For the fiscal year ending August 31, 2018, Mr. James earned $163,548 of which $109,548 has been paid to Reggie James. $54,000 remains unpaid.

(2)

For the fiscal year ending August 31, 2017, Mr. James earned $172,436 of which $57,589 has been paid to Reggie James/Fitch Montague McLennan Limited. Mr. James is the sole shareholder, officer and director of Fitch Montague McLennan Limited. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2018, and 2017, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2018 and 2017.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2018 and 2017.

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

Report on Repricing of Options/SARs

During the fiscal years ended August 31, 2018, and 2017 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2018 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2018, and 2017 are set forth in the table below:

	2018	2017
Audit Fees (1)	$40,000	$50,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2018, and 2017.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2018, and 2017.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2018 and 2017, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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
10.2(5)

Rescission Resolution of Share Exchange Agreement, dated March 20, 2007, by and among Digital Brand Media & Marketing Group, Inc., Atlantic Network Holdings Limited, the Outside Stockholders Listed on Exhibit A thereto and New Media Television (Europe) Limited.

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

(1) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed with the Commission on March 27, 2002.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: December 14, 2018	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2018	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director