Form 10-Q
period 2018-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2019-01-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                    to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such Files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 14, 2019	745,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2018	2018
ASSETS

CURRENT ASSETS
Cash	$43,652	$33,117
Accounts receivable, net	99,022	94,208
Prepaid expenses and other current assets	480	480
Total current assets	143,154	127,805

Property and equipment - net	1,922	2,021

TOTAL ASSETS	$145,076	$129,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$333,354	$362,102
Accrued interest	357,529	333,431
Accrued compensation	1,121,156	1,070,156
Loans payable, net	491,077	440,000
Derivative liability	703,350	724,313
Officers loans payable	160,991	140,896
Convertible debentures, net	840,791	840,791
	4,008,248	3,911,689

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, and 745,718,631, shares issued and outstanding	745,718	745,718
Additional paid in capital	9,274,044	9,274,044
Other comprehensive loss	8,353	8,865
Accumulated deficit	(13,893,282)	(13,812,485)

TOTAL STOCKHOLDERS' DEFICIT	$(3,863,172)	$(3,781,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$145,076	$129,826

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	(Unaudited)
	2018	2017

SALES	$122,644	$146,209

COST OF SALES	103,653	83,538

GROSS PROFIT	18,991	62,671

COSTS AND EXPENSES
Sales, general and administrative	96,653	85,688

TOTAL OPERATING EXPENSES	96,653	85,688

OPERATING (LOSS)	(77,662)	(23,017)

OTHER (INCOME) EXPENSE
Interest expense	24,098	18,486
Change in fair value of derivative liability	(20,963)	16,843
TOTAL OTHER (INCOME) EXPENSE	3,135	35,329

NET (LOSS)	$(80,797)	$(58,346)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(512)	8,787
COMPREHENSIVE (LOSS)	$(81,309)	$(49,559)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2018

	Series 1		Series 1				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Deficit
Balance, August 31, 2017	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,356,075)	$(24,961)	$(3,359,279)

Net income	-	-	-	-	-	-	-	(58,346)	-	(58,346)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	8,787	8,787

Balance, November 30, 2017 (unaudited)	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,414,421)	$(16,183)	$(3,408,837)

Balance, August 31, 2018	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,812,485)	$8,865	$(3,781,863)

Net loss	-	-	-	-	-	-	-	(80,797)	-	(80,797)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(512)	(512)

Balance, November 30, 2018 (unaudited)	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,893,282)	$8,353	$(3,863,172)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30,
	(Unaudited)
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(80,797)	$(58,346)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	99	179
Change in fair value of derivative liability	(20,963)	16,843

Changes in operating assets and liabilities:
Accounts receivable	(4,815)	(38,751)
Prepaid expenses and other current assets	-	1,267
Accounts payable and accrued expenses	(28,748)	(35,367)
Accrued interest	24,098	18,486
Accrued compensation	51,000	32,900

NET CASH (USED IN) OPERATING ACTIVITIES	(60,126)	(62,789)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	51,077	56,000
Proceeds from officer loan payable	20,095	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	71,172	56,000

NET INCREASE (DECREASE) IN CASH	11,046	(6,789)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(512)	8,787

CASH - BEGINNING OF PERIOD	33,118	55,262

CASH - END OF PERIOD	$43,652	$57,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2018.

Going Concern

The accompanying unaudited condense consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.4 million at November 30, 2018 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has raised $71,172 in the three months ended November 30, 2018 from the issuance of new loans. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2018, the Company recognized $ 0, as the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis a must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.  Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded

Use of Estimates

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2018 and 2017.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2018, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2018 and 2017, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2018, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017, including interim reporting periods therein. The implementation of this standard did not have a material impact on our results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	November 30, 2018	August 31, 2018
Computer and office equipment	3 to 5 years	$22,335	$22,335
Less: Accumulated depreciation		(20,413)	(20,314)
		$1,922	$2,021

Depreciation expense amounted to $99 and $179, for the three-month periods ended November 30, 2018 and 2017 respectively.

NOTE 4 – LOANS PAYABLE

	November 30, 2018	August 31, 2018
Loans payable	$491,077	$440,000

The loans payables are due on demand, are unsecured, and are 2-12% interest bearing.

During the three-month periods ended November 30, 2018 and 2017, the Company generated loan proceeds of $51,077 and $56,000, respectively. The loan proceeds of $51,077 are payable and are available for a term up to six months from the issuance date of November 19, 2018.

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2018, and August 31, 2018 convertible debentures consisted of the following:

	November 30, 2018	August 31, 2018
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable mature through February 2017, and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of November 30, 2018, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2018	August 31, 2018
Officers loans payable	$160,991	$140,896

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the three-month periods ended November 30, 2018 and 2017, the Company generated loan proceeds of $20,095 and $0, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at November 30,2018, and August 31, 2018 amounted to $703,350 and $724,313 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2018	August 31, 2018
Effective Exercise price	0.00008 - 0.00015	0.0007 - 0.00112
Effective Market price	0.0003	0.0014
Volatility	40.55%	55.96%
Risk-free interest	2.70%	2.46%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended November 30, 2018 is as follows:

Balance at August 31, 2018	$724,313
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(20,963)
Balance, November 30, 2018	$703,350

NOTE 8 – COMMON STOCK AND PREFERRED STOCK

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

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the three months ended November 30, 2018, and November 30, 2017, the Company issued 0, and 0 shares of its common stock, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: a Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 15, 2018 and the 10-K for 2018 on December 15, 2018, its due date.

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

NOTE 10 – FOREIGN OPERATIONS

As of November 30, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2018 and revenues for the three-month period ended November 30, 2018 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$122,644	$122,644
Total revenues	$-	$122,644	$122,644
Identifiable assets at November 30, 2018	$13,003	$132,073	$145,076

As of November 30, 2017, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2017 and revenues for the three-month period ended November 30, 2017 were as follows unaudited

	United States	Great Britain	Total
Revenues	$3,627	$142,582	$146,209
Total revenues	$3,627	$142,582	$146,209
Identifiable assets at November 30, 2017	$3236	$54,024	$57,260

NOTE 11 - SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 1. "Financial Statements and Supplementary Data" of this Report.

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

Search Engine Marketing

The number of people using internet search engines is increasing year on year and is almost unfathomable. By the end of 2018, 51.2% of the world's population - 3.9 billion people - will be online. Mobile connections have skyrocketed too, with 96% of world's population now within reach of a cell network."  DailyMail.com in The Week December 23-28, 2018.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2018

We had approximately $43,000 in cash and our working capital deficiency amounted to approximately $3.8 million at November 30, 2018.

During the three-month period ended November 30, 2018, we used cash in our operating activities amounting to approximately $60,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $81,000 adjusted for the following:

Change in fair value of derivative liability of $20,963.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $28,748

An increase in our accrued salaries of approximately $51,000

During the quarter ended November 30, 2018, we generated cash from financing activities of $71,172, which consist of the proceeds from the issuance of loan payables.

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

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months		Increase/	Increase/
	Ended November 30,		(Decrease)	(Decrease)
	Unaudited
	2018	2017	$ 2018 vs 2017	% 2018 vs 2017

SALES	$122,644	$146,209	$(23,565)	-16%

COST OF SALES	103,653	83,538	20,115	24%

GROSS PROFIT	18,991	62,671	(43,680)	-70%

COSTS AND EXPENSES
Sales, general and administrative	96,653	85,688	10,965	13%
	96,653	85,688	10,965	13%

TOTAL OPERATING EXPENSES	96,653	85,688	10,965	13%

OPERATING (LOSS)	(77,662)	(23,017)	(54,645)	237%

OTHER (INCOME) EXPENSE
Interest expense	24,098	18,486	5,612	30%
Change in fair value of derivative liability	(20,963)	16,843	(37,806)	-224%

TOTAL OTHER (INCOME) EXPENSE	3,135	35,329	(32,194)	NM

NET (LOSS)	$(80,797)	$(58,346)	$(22,451)	NM

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Optimization Services, Web Design, and Social Media.

For the three-month period ended November 30, 2018 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 99% during the three-month period ended November 30, 2018. Our secondary sources of revenue are our Social Media. These secondary sources amounted to approximately 1% of our revenues.

During the three-month period ended November 30, 2018, our revenues decreased when compared to the prior year period primarily as a result of decrease in sales related to Web Design.

During the three-month period ended November 30, 2018, our cost of sales increased primarily from staff salaries.

The legal and professional fees during the three-month period ended November 30, 2018 when compared to the comparable prior year period, increased primarily due to services provided by professionals in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes and loans, increased during the three-month period ended November 30, 2018 primarily attributable to the new loan payables, during the three-month period ended November 30, 2018 is at approximately the same level as incurred during three-month period ended November 30, 2017.

The decrease on derivative liabilities is primarily attributable due a decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at November 30, 2018 when compared to November 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, our management evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Executive Director, who serves as our Principal Executive Officer and as our Principal Financial Officer has concluded that, as of November 30, 2018, our disclosure controls and procedures were effective (notwithstanding the mitigating factors outside the Company’s control) in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: a Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 15, 2018, and the 10-K for 2018 on December 15, 2018, its due date.

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

Date: January 14, 2019

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director