Form 10-Q
period 2019-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2019-04-09
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 09, 2019	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	August 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$54,970	$33,117
Accounts receivable, net	100,560	94,208
Prepaid expenses and other current assets	480	480
Total current assets	156,010	127,805

Property and equipment - net	1,921	2,021

TOTAL ASSETS	$157,931	$129,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$379,668	$362,102
Accrued interest	391,712	333,431
Accrued compensation	1,172,156	1,070,156
Loans payable, net	546,209	440,000
Derivative liability	702,315	724,313
Officers loans payable	154,586	140,896
Convertible debentures, net	840,791	840,791
TOTAL LIABILITIES	4,187,437	3,911,689

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 745,718,631, shares issued and outstanding	757,718	745,718
Additional paid in capital	9,270,444	9,274,044
Other comprehensive loss	5,093	8,865
Accumulated deficit	(14,064,756)	(13,812,485)

TOTAL STOCKHOLDERS' DEFICIT	$(4,029,506)	$(3,781,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,931	$129,826

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	Unaudited		Unaudited
	2019	2018	2019	2018

SALES	$118,057	$180,760	$240,702	$326,969

COST OF SALES	98,611	128,452	202,263	211,990

GROSS PROFIT	19,446	52,308	38,439	114,979

COSTS AND EXPENSES
Sales, general and administrative	157,772	140,080	254,426	225,768

TOTAL OPERATING EXPENSES	157,772	140,080	254,426	225,768

OPERATING (LOSS)	(138,326)	(87,772)	(215,987)	(110,789)

OTHER (INCOME) EXPENSE
Interest expense	34,184	18,485	58,282	36,971
Change in fair value of derivative liability	(1,035)	(34,892)	(21,998)	(18,049)
TOTAL OTHER (INCOME) EXPENSE	33,149	(16,407)	36,284	18,922

NET (LOSS)	$(171,475)	$(71,365)	$(252,271)	$(129,711)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(3,260)	221	(3,772)	8,557
COMPREHENSIVE (LOSS)	$(174,735)	$(71,144)	$(256,043)	$(121,154)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631	757,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Deficit
Balance, August 31, 2017	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,356,075)	$(24,961)	$(3,359,279)

Net income	-	-	-	-	-	-	-	(129,711)	-	(129,711)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	8,557	8,557

Balance, February 28, 2018 (unaudited)	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,485,786)	$(16,404)	$(3,480,432)

Balance, August 31, 2018	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,812,485)	$8,865	$(3,781,863)

Common Stock issued in connection with debt					12,000,000	$12,000	$(3,600)	-	-	8,400
Net loss	-	-	-	-	-	-	-	(252,271)	-	(252,271)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(3,772)	(3,772)

Balance, February 28, 2019 (unaudited)	1,995,185	$1,995	-	$-	757,718,631	$757,718	$9,270,444	$(14,064,756)	$5,093	$(4,029,506)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended February 28,
	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(252,271)	$(129,711)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	100	2,740
Change in fair value of derivative liability	(21,998)	(18,049)
Debt discount amortization	8,400	-
Changes in operating assets and liabilities:
Accounts receivable	(6,353)	(2,507)
Prepaid expenses and other current assets	-	1,263
Accounts payable and accrued expenses	17,566	(26,861)
Accrued interest	58,282	36,971
Accrued compensation	102,000	77,900

NET CASH (USED IN) OPERATING ACTIVITIES	(94,274)	(58,254)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	106,209	115,000
Net proceeds from officer loan payable	13,690	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	119,899	115,000

NET INCREASE IN CASH	25,625	56,746

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(3,772)	8,557

CASH - BEGINNING OF PERIOD	33,117	55,262

CASH - END OF PERIOD	54,970	120,565

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$8,400.00	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2018.

Going Concern

The accompanying unaudited condense consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.6 million at February 28, 2019 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has raised $119,899 net of payments, in the six months ended February 28, 2019 from the issuance of new loans. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of six months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2019.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2019, the Company recognized $ 0, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of February 28, 2019 and 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2019 and 2018, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2019, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	February 28, 2019	August 31, 2018
Computer and office equipment	3 to 5 years	$22,335	$22,335
Less: Accumulated depreciation		(20,414)	(20,314)
		$1,921	$2,021

Depreciation expense amounted to $100 and $2,740, for the six-months ended February 28, 2019 and 2018 respectively.

NOTE 4 – LOANS PAYABLE

	February 28, 2019	August 31, 2018
Loans payable	$546,209	$440,000

The loans payable are due on demand, are unsecured, and bear interests at rates ranging between 2 to 12%. During the six-month periods ended February 28, 2019 and 2018, the Company generated loan proceeds of $106,209 and $115,000 from the issuance of loans payable.

In connection with the issuance of the loans payable, the company issued 12,000,000 restricted common shares of its common stock during the six-month period ended February 28, 2019.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2019, and August 31, 2018 convertible debentures consisted of the following:

	February 28, 2019	August 31, 2018
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable mature through February 2017, and they bear interest at ranges between 6% and 15%. The convertible promissory notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion. As of February 28, 2019, an aggregate of $840,791 of convertible promissory notes have matured and remain unpaid.

NOTE 6 – OFFICERS LOANS PAYABLE

	February 28, 2019	August 31, 2018
Officers loans payable	$154,586	$140,896

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the six-month periods ended February 28, 2019 and 2018, the Company generated loan proceeds of $25,000 and $0, respectively. Loans in the amount of $11,310 were repaid during the six-month ended February 28, 2019.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at February 28, 2019, and August 31, 2018 amounted to $702,315 and $724,313 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2019	August 31, 2018
Effective Exercise price	0.00015 - 0.00024	0.0007 - 0.00112
Effective Market price	0.0003	0.0014
Volatility	40.55%	55.96%
Risk-free interest	2.54%	2.46%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended February 28, 2019 is as follows:

Balance at August 31, 2018	$724,313
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(21,998)
Balance, February 28, 2019	$702,315

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

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the six months ended February 28, 2019, the Company issued 12,000,000 in connection with the issuance of a note payable, the fair value of the shares amounted to $8,400 (see note 4).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

DBMM's Corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The operating headquarters is located in the UK as Stylar limited, trading as Digital Clarity. DC is on a month-to-month lease at $1,416, as it is evaluating larger quarters.

Legal Proceedings

1. The Company was involved in a litigation, Asher Enterprises, Inc. v: Digital Brand Media & Marketing Group, Inc., Index No.600717/2014, in the Supreme Court of the State of New York, County of Nassau. The Plaintiff alleged $337,500 breach of contract principal and damages arising from an untimely periodic filing in 2013. On September 14, 2014 the Court declined to grant the plaintiff's application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,891.87, which did not include $25,000 paid in a subsequent settlement in February 2016. On June 18, 2018 the matter was settled between the parties with an Addendum to the Settlement Agreement, for a final payment of $65,000 which was paid in full on the same date. A Stipulation of Discontinuance was filed with the Court ending the litigation. A Satisfaction of Judgment through the Settlement Addendum was coincidently filed. The litigation is closed.

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: a Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 15, 2018 10-K for 2018 on December 15, 2018, and 1Q 2019 on January 14, 2019. The latter 3 were filed on time.

On November 9, 2018 following agreement by the parties and stated in an order for the case to go forward based on the existing record with the exception of the aforementioned Initial Decision which has been vacated/withdrawn. A hearing was rescheduled for March 21, 2019, due to U.S. Governmental Shutdown.

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

NOTE 10 – FOREIGN OPERATIONS

As of February 28, 2019, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2019 and revenues for the six-month period ended February 28, 2019 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$-	$240,702	$240,702
Total revenues	$-	$240,702	$240,702
Identifiable assets at February 28, 2019	$27,180	$130,751	$157,931

As of February 28, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2018 and revenues for the six-month period ended February 28, 2018 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$3,626	$323,343	$326,969
Total revenues	$3,626	$323,343	$326,969
Identifiable assets at February 28, 2018	$1,100	$119,465	$120,565

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

Operations Overview/Outlook

The company is providing a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition. http://www.dbmmgroup.com/wp-content/uploads/2018/12/Digital-Clarity-Creds-Deck_DBMM_Nov2018.pdf

Operationally, DBMM’s plan is to continue the direction of the Company toward a scaled growth plan. The Company continued to focus on the positive, proven operating model and used that model to expand geographic reach with existing and new clients.

DBMM continues to build on its strengths. The company has strong relationships within the market and intends to build its business focus in a wide variety of industry verticals.

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

With everything turning to digital, it means companies are also jumping online to market their businesses. In order to survive the challenges of digital marketing, brands need to keep up with the latest trends. Successfully reaching one’s target audience is no longer just putting out TV and print ads. These days, social media is the new arena of digital marketers, as 3.3 billion people are active social media users.

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

Search Engine Marketing

The number of people using internet search engines is increasing year on year and is almost unfathomable. At the end of 2018, 51.2% of the world's population - 3.9 billion people - will be online. Mobile connections have skyrocketed too, with 96% of world's population now within reach of a cell network."  DailyMail.com in The Week December 23-28, 2018.

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

To become more strategic and take PPC campaigns to the next level for its clients, Digital Clarity:

●	Focus the metrics that are most valuable to your business
●	Understand obstacles that could get in the way of meeting your goals
●	Know the underlying performance drivers to make more strategic decisions

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

Key Milestones

2018 continued neutral revenues due to external circumstances out of the companies control which placed enormous pressure on the operating business. Despite these circumstances, the client base is expanding in base number and the size of client serviced. Certain significant new clients representing a variety of industries were added to the client roster. Many of these clients choose to operate under an NDA as our clients see DBMM as a competitive advantage. Under that disclaimer, we cannot share all clients’ names, but here are a few key clients representing diverse verticals, as follows:

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

5.	Babcock Engineering Defense contractor for the United Kingdom Ministry of Defense
6.	Abbey Road Institute Launch of division of world famous studious to train the musicians of the future.

Other examples are representative of the diversity of client base. DBMM's approach using a client's analytics and executing an individualized model to increase ROI as the prime objective, spans a wide range of industries.

Digital Clarity continues to expand into High-End Real Estate and Luxury brands and is building a strong network on High Net-Worth and Ultra High Net-worth Individuals

NOTABLE EVENTS - INDUSTRY AWARDS & RECOGNITION

Digital Clarity is an AWARD-WINNING Digital Marketing Services Business

In 2018, the company was shortlisted for the coveted UK Search Awards 2018. It won the Top Award of Gold at the Digital Impact Awards 2018.

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

Digital Clarity Shortlisted for Ecommerce Awards for Excellence for ProCook IN 2018

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

The research was deemed worthy to be published in the Huffington Post, an online paper rum by Ariana Huffington and used by journalists worldwide as both a distribution point as well as an inspiration to feed into current events and stories. http://www.huffingtonpost.co.uk/2014/10/16/youths-controlled-internet-addiction_n_599_5068.html.

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

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral. In 2018, after settling its litigation and filing a Super 10-K for 2015-2016-2017, the 3 Q's for 2018 and the 10-K for 2018, DBMM resumed its growth business plan. Now that the Company has capital infusion, 2019 and 2018 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability/ this benchmark will replicate successful industry models in digital technology and marketing.

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

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2019

We had approximately $55,000 in cash and our working capital deficiency amounted to approximately $4.0 million at February 28, 2019.

During the six-month period ended February 28, 2019, we used cash in our operating activities amounting to approximately $95,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $252,271 adjusted for the following:

Change in fair value of derivative liability of $21,998.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

An increase in our accounts payable and accrued expenses of approximately $17,566.

An increase in our accrued salaries of approximately $102,000.

During the quarter ended February 28, 2019, we generated cash from financing activities of $119,899, which consist of the proceeds from the issuance of loan payables.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2018

We had approximately $121,000 in cash and our working capital deficiency amounted to approximately $3,5 million at February 28, 2018.

During the six-month period ended February 28, 2018, we used cash in our operating activities amounting to approximately $58,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $130,000 adjusted for the following:

Change in fair value of derivative liability of $18,049.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $26,861

An increase in our accrued salaries of approximately $78,000

During the quarter ended February 28, 2018, we generated cash from financing activities of $115,000, which consist of the proceeds from the issuance of loan payables.

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended February 28,				For the Six Months Ended February 28,
			Increase/	Increase/			Increase/	Increase/
	(Unaudited)		(Decrease)	Decrease	(Unaudited)		(Decrease)	Decrease
	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018

SALES	$118,057	$180,760	$(62,703)	-35%	$240,702	$326,969	$(86,267)	-26%

COST OF SALES	98,611	128,452	(29,841)	-23%	202,263	211,990	(9,727)	-5%

GROSS PROFIT	19,446	52,308	(32,862)		38,439	114,979	(76,540)

COSTS AND EXPENSES
Sales, general and administrative	157,772	140,080	17,692	13%	254,426	225,768	28,658	13%

TOTAL OPERATING EXPENSES	157,772	140,080	17,692		254,426	225,768	28,658

OPERATING (LOSS)	(138,326)	(87,772)	(50,554)	58%	(215,987)	(110,789)	(105,198)	95%

OTHER (INCOME) EXPENSE
Interest expense	34,184	18,485	15,699	85%	58,282	36,971	21,311	58%
Change in fair value of derivative liability	(1,035)	(34,892)	33,857	-97%	(21,998)	(18,049)	(3,949)	22%

TOTAL OTHER (INCOME) EXPENSE	33,149	(16,407)	49,556	-12%	36,284	18,922	17,362	80%

NET (LOSS)	$(171,475)	$(71,365)	$(100,110)		$(252,271)	$(129,711)	$(122,560)

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Optimization Services, Web Design, and Social Media.

For the three and six-month period ended February 28, 2019 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 99% during the three and six-month period ended February 28, 2019. Our secondary sources of revenue are our Social Media. These secondary sources amounted to approximately 1% of our revenues.

During the three-month period ended February 28, 2019, our revenues decreased when compared to the prior year period primarily as a result of decrease in sales related to Web Design.

The legal and professional fees during the three and six-month period ended February 28, 2019 when compared to the comparable prior year period, increased primarily due to services provided by professionals in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes and loans, increased during the three and six-month period ended February 28, 2019 primarily attributable to the new loan payables.

The decrease on derivative liabilities is primarily attributable to the Company’s estimated volatility used in the assumptions to compute its fair value at February 28, 2019 when compared to February 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on our evaluation of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Executive Director, who also acts as the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective at the reasonable assurance level.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

1.The Company was involved in a litigation, Asher Enterprises, Inc. v: Digital Brand Media & Marketing Group, Inc., Index No.600717/2014, in the Supreme Court of the State of New York, County of Nassau. The Plaintiff alleged $337,500 breach of contract principal and damages arising from an untimely periodic filing in 2013. On September 14, 2014 the Court declined to grant the plaintiff's application for default judgment and Linda Perry was removed as a defendant. The Court awarded judgment in favor of the Plaintiff on July 15, 2015 in the amount of $122,891.87, which did not include $25,000 paid in a subsequent settlement in February 2016. On June 18, 2018 the matter was settled between the parties with an Addendum to the Settlement Agreement, for a final payment of $65,000 which was paid in full on the same date. A Stipulation of Discontinuance was filed with the Court ending the litigation. A Satisfaction of Judgment through the Settlement Addendum was coincidently filed. The litigation is closed.

2. The U.S. Securities & Exchange Commission instituted an Administrative Proceeding, File No. 3-17990, on May 16, 2017 to revoke the Company's registration statement because of delinquent filings. A hearing was held on August 9, 2017 and the Initial Decision to revoke the registration was dated November 16, 2017. The order was subsequently remanded by order of the U.S. Supreme Court in December 2017. The Company responded to the Remand with evidence of mitigating circumstances under a Protective Order and filed all its delinquent filings: Super 10-K for 2015-2016-2017 on May 31, 2018 and 10-Q's for 2018 1Q, 2Q on June 22, 2018 and 3Q on July 15, 2018 10-K for 2018 on December 15, 2018, and 1Q 2019 on January 14, 2019. The latter 3 were filed on time.

On November 9, 2018 following agreement by the parties and stated in an order for the case to go forward based on the existing record with the exception of the aforementioned Initial Decision which has been vacated/withdrawn. A hearing was rescheduled for March 21, 2019, due to U.S. Governmental Shutdown.

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

Date: April 09, 2019

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director