Form 10-K/A
period 2018-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-04-23
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No ☒

Explanatory Note:

The purpose of this Amendment No.1 to our Annual Report on Form 10-K for the year ended August 31, 2018 ( the “Form 10-K”) originally filed with the U.S. Securities and Exchange Commission on December 14, 2018 is to supplement  representations made in Part II, Item 9A.

No other changes have been made to this Form 10-k.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

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

Based on the evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) required by the Exchange Act Rules 13a-15(b) or 15d-15(b), our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2018, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of August 31, 2018.

Management believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** Previously filed.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: April 22, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director