Form 10-K/A
period 2017-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-04-24
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, par value $.001 per share: 745,718,631 Outstanding as of May 25, 2018

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

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note:

The purpose of this Amendment No.1 to our Annual Report on Form 10-K for the year ended August 31, 2017, August 31, 2016, and August 31, 2015 (the “Form 10-K”) originally filed with the U.S. Securities and Exchange Commission on May 31, 2018 is:

1)	to supplement representations made in Part II, Item 9A,

2)	to state all relevant titles of the company officer signing the 10-K/A and exhibit 31.1 and 31.2,

3)	to supplement disclosures under Part I, Item 3. Legal Proceedings.

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

Year Ended August 31, 2017:	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	$0.00498	$0.0001
Third Quarter	$0.0029	$0.0030
Fourth Quarter	$0.0019	$0.0001

Year Ended August 31, 2016:	High	Low
First Quarter	$0.0498	$0.0013
Second Quarter	$0.0013	$0.0002
Third Quarter	$0.0003	$0.0001
Fourth Quarter	$0.0002	$0.0001

Year Ended August 31, 2015:	High	Low
First Quarter	$0.1000	$0.1000
Second Quarter	$0.0100	$0.0100
Third Quarter	$0.1000	$0.1000
Fourth Quarter	$0.0330	$0.0260

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

●     PPC non-brand revenue uplift – 36%

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

The major platforms used for PPC are:

●     Google AdWords (Global)

●     Microsoft Bing

●     Yandex (Russia)

●     Baidu (China)

●     AdWords Audit

Key Areas of Service:

●     Budget Management

●     Keyword Research

●     Conversion Rate Optimization

●     Bid Optimization

●     Dedicated PPC Management

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

●     KEYWORD RESEARCH

●     AD AUDIT AND OPTIMISE - INCLUDING AD EXTENSIONS

●     BUDGET AND BIDDING STRATEGIES FOR THE TARGET AUDIENCE

●     DEVICE & LOCATION STRATEGIES

●     REMARKETING LISTS & STRATEGY

PPC STRATEGY

Digital Clarity’s unique PPC strategy affords the opportunity to test and change things based on results. Testing ads, optimizing keywords and enhancing the ways to target the right audience are just a few areas which will be covered.

Weekly updates and monthly reporting will be provided to identify areas of improvement and things which need to be optimized further.

●     KEYWORD REFINEMENT & SEARCH QUERY

●     AD COPY TESTING

●     LOCATION MANAGEMENT AND KEYWORD TESTING

●     BUDGET ALLOCATION & CONTINUED CPC AND KEYWORD BID STRATEGIES FOR ROI

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

Digital Clarity is at the vanguard of this sector, having implemented countless SEO plans for a broad array of clients in a number of different industries. These plans included:

●     Onsite Technical Audit

●     Quality Content Creation

●     Meta, Tags & Technical Optimization

●     Website Structure

●     Use of Optimum Keywords

●     Link Building & Referrals

●     Social Media Integration

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

Web Design Services:

●     e-Commerce

●     Device Compatibility

●     Web Development

●     Mobile Compatibility

●     Process & Planning

●     Content Management System (CMS)

●     Version Control

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

●     Social Media Audit

●     Content Creation

●     Social Media Management

●     Social Media Set Up

●     Reporting

●     Blog Writing

●     Content Strategy

●     Reputation Management

●     Social Media Advertising

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

●	Social-media advertising spend will grow rapidly through 2018. It’s up 40year and will top $8.5 billion, growing to nearly $14 billion in 2018, a five-year compound annual growth rate (CAGR) of 18%.

●

Social media ad spend has reached the mobile-tipping point. Spending on mobile social-media ads, including mobile app-install ads, will surpass non-mobile spend by the end of this year in the US. In 2018, two-thirds of social-media ad spend will go to mobile, creating a $9.1 billion social-mobile market.

●

Mobile app-install ads and programmatic buying are also growth drivers. Analyses suggest that mobile app-install ads could account for anywhere from one-quarter to more than one-half of Facebook’s mobile ad revenues.

●	Social programmatic ad platforms are also growth engines. Spending on FBX, Facebook’s programmatic platform, increased by 150% year-over-year globally.

●

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

●     Google Analytics

●     Goal Setting

●     Tag Management

●     3rd Party Analytics

●     Funnel Planning

●     Attribution Modelling

●     Path Analysis

●     Link Testing

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

TEAM EXPERTISE

COMPANY KEY ASSETS

Examples:

●     PPC campaign experience especially Google AdWords existed

●     SEO evolution from aggressive link building and onsite SEO through to strategic marketing and integration of inbound marketing

●     Website design and development based on results driven design and planning

●     Brand consultancy

●     Social media management and advertising. Several clients have been “won” directly via Digital Clarity’s internal social media strategy

●     Sales and account management experience from multi-disciplined backgrounds

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

●     US digital ad spending will approach $85 billion – Interactive Advertising Bureau.

●     U.S. search spend grew by 11 percent Year over Year, while ROI improved by 26 percent – Adobe

●     72% of Consumers Want Mobile-Friendly Sites – Google Research

●     2 million search queries are made on Google, every minute – Google

●     Growth in Corporate Search – All Fortune 100 Companies have a Google Plus Account

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

From the recent Internet Advertising Bureau (IAB) and (Price Waterhouse Coopers) PwC Report:

●     At half year, the total UK digital advertising market is worth £5.56bn, up 13.8% y-o-y

●     Mobile is driving almost all growth in the market

●     At £2.37bn, mobile now makes up 43% of all digital

●     Mobile is accounting for 57% of all digital display advertising

●     Online video has overtaken banners as the largest display format, up 46% year-on-year

●     Outstream is now the largest video format, at 52% of all online video

●     Social revenue is now over £1 billion

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

Retail Ecommerce’s Global Spread Makes International Sales Non-Negotiable

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

The Growth of the Marketing Led Companies in Market Capitalization

●     Revenue in the "Social Media Advertising" segment amounts to $32 billion in 2017.

●     Revenue is expected to show an annual growth rate (CAGR 2017-2021) of 10.9 % resulting in a market volume of $48,917m in 2021.

●     The average revenue per Internet user currently amounts to $11.45.

●     The revenue in the "Social Media Advertising" segment currently corresponds to 0.05 % of the country's GDP.

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

Financial Overview/Outlook

DBMM has been honing its commercial model since the acquisition of Digital Clarity ("DC") in 2011which has been cash-flow positive as an operating company since its acquisition. However, the incremental, significant cost of being a fully reporting company to the SEC, must be absorbed annually which is a long-term strategic decision as to the benefit of being a public company. Going forward, as the Company is scaling up, it obviously will take growth capital to expand proportionately. The good news is that the business had a turning point during 2015, when its revenues increased quarter-over-quarter to a 23% increase for the fiscal year. The increases have been re-invested into the business, thus increasing the cost of sales in the short term until the optimum cross-over point is reached. The Company continued to grow the scale in fiscal years 2015-2017 focusing on the digital marketing global triangle of London, New York and Los Angeles. This was in spite of being frugal. Its margins continue at range of 31-36%, and once the business reaches appropriate scale with assumed profitability and cross-over point, DBMM will become a very successful business for all its stakeholders.

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

During the year ended August 31, 2017, we used cash in our operating activities amounting to approximately $28,000. Our cash used in operating activities was comprised of our net gain of approximately $560,000 adjusted primarily for the following:

●     Change in fair value of derivative liability of $776,858;

●     Amortization of debt discount of $32,083;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2017 impacted our cash used in operating activity:

●     In our accounts payable and accrued expenses, including accrued compensation, of approximately $181,000, resulting from a short fall in liquidity and capital resources.

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

During the year ended August 31, 2016, we used cash in our operating activities amounting to approximately $120,000. Our cash used in operating activities was comprised of our net loss of approximately $1,600,000 adjusted primarily for the following:

●     Fair value of preferred shares issued for services of $5,170;

●     Change in fair value of derivative liability of $1,007,007;

●     Amortization of debt discount of $69,500;

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

During the year ended August 31, 2015, we used cash in our operating activities amounting to approximately $301,000. Our cash used in operating activities was comprised of our net loss of approximately $738,000 adjusted primarily for the following:

●     Fair value of preferred shares issued for services of $1,100;

●     Change in fair value of derivative liability of $47,800;

●     Amortization of debt discount of $270,666;

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

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended August 31, 2017, August 31, 2016 and August 31, 2015

Consolidated Operating Results

	For the Years Ended August 31,			2017	2016
	2017	2016	2015	Compared to 2016	Compared to 2015

SALES	$486,369	$468,601	$493,758	$17,767	$(25,156)

COST OF SALES	311,027	325,628	315,971	(14,601)	9,657

GROSS PROFIT	175,341	142,973	177,787	32,368	(34,813)

COSTS AND EXPENSES
General and administrative	117,658	300,700	623,358	(183,042)	(322,658)
Compensation Expense	206,500	204,000	212,000	2,500	(8,000)
	324,158	504,700	835,358	(180,542)	(330,658)

TOTAL OPERATING EXPENSES	324,158	504,700	835,358	(180,542)	(330,658)

OPERATING INCOME (LOSS)	(148,817)	(361,727)	(657,571)	212,910	295,844

OTHER (INCOME) EXPENSE
Interest expense	63,618	243,047	128,294	(179,429)	114,753
Gain/loss on derivative liability	(776,858)	1,007,007	(47,800)	(1,783,865)	1,054,807

TOTAL OTHER (INCOME) EXPENSE	(713,240)	1,250,054	80,494	(1,963,294)	1,169,560

NET INCOME (LOSS)	$564,423	$(1,611,781)	$(738,065)	$(2,176,204)	$873,716

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

The decrease in general and administrative costs during fiscal 2017 when compared 2015 is primarily due to a decrease in legal and professional fees.

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

New York, NY

May 29, 2018

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Years Ended August 31,
	2017	2016	2015
ASSETS

CURRENT ASSETS
Cash	$55,262	$4,518	$27,831
Accounts receivable, net	55,376	43,192	63,113
Prepaid expenses and other current assets	1,491	1,519	1,373
Total current assets	112,129	49,229	92,317

Property and equipment - net	3,805	3,361	5,059

TOTAL ASSETS	$115,934	$52,590	$97,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$385,628	$409,600	$405,834
Accrued interest	255,198	191,912	167,406
Accrued compensation	882,643	677,947	514,593
Loans payable	370,000	370,000	400,000
Derivative liability	740,953	1,517,811	408,053
Convertible debentures, net of debt discount of $0, $32,083, $16,668, respectively	840,791	808,708	747,528
	3,475,213	3,975,978	2,643,414
STOCKHOLDERS' DEFICIT

Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, 1,995,185, and 1,970,185 shares issued and outstanding, respectively	1,995	1,995	1,970
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0, 0, and 0 shares issued and outstanding, respectively	-	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 745,718,631, 745,718,631, and 4,415,949, shares issued and outstanding, respectively	745,718	745,718	4,415
Additional paid in capital	9,274,044	9,274,044	9,760,175
Other comprehensive loss	(24,961)	(24,647)	(3,881)
Accumulated deficit	(13,356,075)	(13,920,498)	(12,308,717)

TOTAL STOCKHOLDERS' DEFICIT	$(3,359,279)	$(3,923,388)	$(2,546,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$115,934	$52,590	$97,376

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended August 31,
	2017	2016	2015

SALES	$486,369	$468,601	$493,758

COST OF SALES	311,027	325,628	315,971

GROSS PROFIT	175,341	142,973	177,787

COSTS AND EXPENSES
Sales, general and administrative	324,158	504,700	835,358

TOTAL OPERATING EXPENSES	324,158	504,700	835,358

OPERATING INCOME (LOSS)	(148,817)	(361,727)	(657,571)

OTHER (INCOME) EXPENSE
Interest expense	63,618	243,047	128,294
Change in fair value of derivative liability	(776,858)	1,007,007	(47,800)
TOTAL OTHER (INCOME) EXPENSE	(713,240)	1,250,054	80,494

NET INCOME (LOSS)	$564,423	$(1,611,781)	$(738,065)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(314)	(20,766)	8,915
COMPREHENSIVE INCOME (LOSS)	$564,109	$(1,632,548)	$(729,150)

NET LOSS PER SHARE
Basic and diluted	$0.001	$(0.003)	$(0.174)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	745,718,631	487,020,143	4,200,495

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED AUGUST 31, 2015, 2016 AND 2017

	Series 1		Series 2				Additional		Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Deficit
Balance, August 31, 2014	870,185	$870	-	$-	3,613,791	$3,614	$9,724,799	$(11,570,652)	$(12,796)	$(1,854,165)

Common stock upon conversion of convertible debt	-	-	-	-	700,205	700	26,507	-	-	27,207
										-
Common stock issued in connection with accrued interest and fees	-	-	-	-	101,953	101	4,135	-	-	4,236

Shares issued to officers	1,100,000	1,100	-	-	-	-	4,734	-	-	5,834

Net loss	-	-	-	-	-	-	-	(738,065)	-	(738,065)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	8,915	8,915

Balance, August 31, 2015	1,970,185	$1,970	-	$-	4,415,949	$4,415	$9,760,175	$(12,308,717)	$(3,881)	$(2,546,038)

Common stock upon conversion of convertible debt	-	-	-	-	464,935,149	464,935	(382,059)	-	-	82,876

Common stock issued in connection with accrued interest and fees	-	-	-	-	260,455,533	260,456	(109,105)	-	-	151,351

Shares issued to officers	325,000	325	-	-	-	-	5,145	-	-	5,470

Common stock issued in connection with conversion of preferred shares	(300,000)	(300)	-	-	15,912,000	15,912	(15,612)	-	-	-

Beneficial conversion feature in connection with convertible debt	-	-	-	-	-	-	15,500	-	-	15,500

Net loss	-	-	-	-	-	-	-	(1,611,781)	-	(1,611,781)
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(20,766)	(20,767)

Balance, August 31, 2016	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,920,498)	$(24,647)	$(3,923,388)

Net loss	-	-	-	-	-	-	-	564,424	-	564,423
Other Comprehensive Loss	-	-	-	-	-	-	-	-	(314)	(314)

Balance, August 31, 2017	1,995,185	$1,995	-	$-	745,718,631	$745,718	$9,274,044	$(13,356,074)	$(24,961)	$(3,359,279)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended August 31,	For the Year Ended August 31,	For the Year Ended August 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$564,423	$(1,611,781)	$(738,065)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of preferred shares	-	5,470	5,834
Depreciation	216	2,797	4,157
Amortization of debt discount	32,083	69,500	270,666
Change in fair value of derivative liability	(776,858)	1,007,007	(47,800)
Gain on extinguishment of accrued compensation	-	-	(93,933)

Changes in operating assets and liabilities:
Accounts receivable	(12,184)	19,621	6,140
Prepaid expenses and other current assets	28	(146)	108
Accounts payable and accrued expenses	(872)	19,560	28,069
Accrued interest	63,286	203,777	125,897
Accrued compensation	181,596	163,354	137,886

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	51,718	(120,841)	(301,041)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(660)	(2,206)	(2,290)

NET CASH USED IN INVESTING ACTIVITIES	(660)	(2,206)	(2,290)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debentures	-	50,000	160,000
Proceeds from loan payable	-	70,500	109,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	120,500	269,500

NET INCREASE (DECREASE) IN CASH	51,058	(2,546)	(33,831)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(314)	(20,766)	8,915

CASH - BEGINNING OF YEAR	4,518	27,831	52,747

CASH - END OF YEAR	$55,262	$4,518	$27,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Assignment of loan payable to convertible loan	$-	$100,500	$85,000
Beneficial conversion feature	$-	$15,500	$-
Conversion of Series 1 preferred stock into common stock	$-	$15,912	$-
Conversion of accrued interest and fees to common stock	$-	$151,351	$4,236
Conversion of convertible notes payable into common stock	$-	$82,877	$27,027

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

The Company approved an increase in Authorized Shares to 2,000,000,000 on April 4, 2016.

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

The Company has outstanding loans and convertible notes payable aggregating $1.2 million at August 31, 2017 and doesn’t have sufficient cash on hand to satisfy such obligations. As discussed on Note 13, the Company has raised $192,000 subsequent to August 31, 2017 from the issuance of new loans. The Company has received a non-binding commitment letter from an investor of $250,000 (plus a right of first refusal on additional equity raise up to $3.0 million) which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Estimated life	August 31,
3 to 5 years	2017	2016	2015
Computer and office equipment	$20,618	$19,958	$17,752
Less: Accumulated depreciation	(16,813)	(16,597)	(12,693)
	$3,805	$3,361	$5,059

Depreciation expense amounted to $216, $ 2,797, and $4,157 for the years ended August 31, 2017, 2016 and 2015 respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2017	2016	2015
Loans payable	$370,000	$370,000	$400,000

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

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2017, August 31, 2016, and August 31, 2015 convertible debentures consisted of the following:

	Years Ended August 31,
	2017	2016	2015
Convertible notes payable	$840,791	$840,791	$764,196
Unamortized debt discount	-	32,083	16,668
Total	$840,791	$808,708	$747,528

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

	Years Ended August 31,
	2017	2016	2015
Effective Exercise price	0.0095 – 0.00152	0.00005 – 0.0001	0.013 – 0.0208
Effective Market price	0.0019	0.0001	0.026
Volatility	85%	248%	208%
Risk-free interest	1.13%	0.45%	0.27%
Terms	365 days	365 days	365 days
Expected dividend rate	0%	0%	0%

Changes in the derivative liabilities during the years ended August 31, 2017, 2016 and 2015 are as follows:

Balance at September 1, 2014	$305,207
Embedded conversion features at issuance	150,646
Changes in fair value of derivative liabilities	(47,800)
Balance, August 31, 2015	$408,053

Balance at September 1, 2015	$408,053
Embedded conversion features at issuance	102,751
Changes in fair value of derivative liabilities	1,007,007
Balance, August 31, 2016	$1,517,811

Balance at September 1, 2016	$1,517,811
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(776,858)
Balance, August 31, 2017	$740,953

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

In October 2015, 325.000 shares of Preferred Stock Series 1 Designation were issued to three officers of the Company. These shares are convertible at a ratio of 1 preferred share to 53.04 common shares. These shares are valued at $5,470 based on the trading price of the common shares of $0.0001 into which the preferred shares are convertible. This amount was recorded as compensation expense.

In October 2015, the Company issued 15,912,000 shares of its common stock in connection the conversion of 300,000 shares of Preferred Stock Series 1 Designation.

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

NOTE 11 - INCOME TAXES

For the years ended August 31, 2017, 2016 and 2015, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31,
	2017	2016	2015
Benefit computed at statutory rate	$157,000	$(295,000)	$(142,000)
State tax (benefit), net of federal affect	31,000	(61,000)	(30,000)
Permanent differences (primarily change in fair value of derivative liability)	(188,000)	253,000	77,000
Increase in valuation allowance	-	103,000	95,000
Net income tax benefit	$-	$-	$-

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

The net deferral tax asset is as follows:

	Years Ended August 31,
	2017	2016	2015
Net operating loss carry-forward	$1,043,000	$1,043,000	$941,000
Accrued compensation	130,000	172,000	130,000
Valuation allowance	(1,173,000)	(1,215,000)	(1,071,000)
Net deferred tax asset	$-	$-	$-

The valuation allowance increased by $424,000 during the fiscal year ended August 31, 2017.

NOTE 12 - FOREIGN OPERATIONS

As of August 31, 2017, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2017, were as follows:

	United States	Great Britain	Total
Revenues	$40,627	$445,742	$486,369
Total revenues	$40,627	$445,742	$486,369
Identifiable assets at August 31, 2017	$(16)	$155,950	$115,934

As of August 31, 2016, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2016 and revenues for fiscal 2016 were as follows:

	United States	Great Britain	Total
Revenues	$-	$468,601	$468,601
Total revenues	$-	$468,601	$468,601
Identifiable assets at August 31, 2016	$(3,448)	$56,038	$52,590

As of August 31, 2015, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2015 and revenues for fiscal 2015 were as follows:

	United States	Great Britain	Total
Revenues	$-	$493,758	$493,758
Total revenues	$-	$493,758	$493,758
Identifiable assets at August 31, 2015	$207	$97,169	$97,376

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

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2015, August 31, 2016, and August 31, 2017, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of August 31, 2015, August 31, 2016, and August 31, 2017.

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

Internal Controls over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2017, 2016 or 2015, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	$ Salary		$ Bonus	$ Other Compensation	$ Options/SAR’s	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation

Fitch Montague McLennan Limited –	2015	$181,912	(1)	-	(6)	-	-	-	-
Reggie James	2016	$180,049	(2)	-	(5)	-	-	-	-

Reggie James	2017	$172,436	(3)	-	-

Linda Perry	2015	$150,000	(4)	-	(6)	-	-	-	-
Executive Director	2016	$150,000	(4)	-	(5)
	2017	$150,000	(4)	-	-	-	-	-	-

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

	2017	2016	2015
Audit Fees (1)	$50,000	$-	$-

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

** Previously filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: April 24, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director