Form 10-Q
period 2019-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-07-12
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 12, 2019	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	August 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$20,754	$33,117
Accounts receivable, net	87,558	94,208
Prepaid expenses and other current assets	480	480
Total current assets	108,792	127,805

Property and equipment - net	1,810	2,021

TOTAL ASSETS	$110,602	$129,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$356,325	$362,102
Accrued interest	423,854	333,431
Accrued compensation	1,223,155	1,070,156
Loans payable, net	611,727	440,000
Derivative liability	736,722	724,313
Officers loans payable	154,750	140,896
Convertible debentures, net	840,791	840,791
TOTAL LIABILITIES	4,347,324	3,911,689

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 745,718,631, shares issued and outstanding	757,718	745,718
Additional paid in capital	9,270,444	9,274,044
Other comprehensive loss	4,046	8,865
Accumulated deficit	(14,270,925)	(13,812,485)

TOTAL STOCKHOLDERS' DEFICIT	$(4,236,722)	$(3,781,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,602	$129,826

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended May 31 ,		For the Nine Months Ended May 31,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018

SALES	$88,530	$88,502	$329,232	$415,471

COST OF SALES	100,969	101,532	303,232	313,522

GROSS PROFIT	(12,439)	(13,030)	26,000	101,949

COSTS AND EXPENSES
Sales, general and administrative	127,183	140,572	381,608	366,340

TOTAL OPERATING EXPENSES	127,183	140,572	381,608	366,340

OPERATING (LOSS)	(139,622)	(153,602)	(355,608)	(264,391)

OTHER (INCOME) EXPENSE
Interest expense	32,141	20,048	90,423	57,019
Change in fair value of derivative liability	34,406	(15,830)	12,409	(33,879)
TOTAL OTHER (INCOME) EXPENSE	66,547	4,218	102,832	23,140

NET (LOSS)	$(206,169)	$(157,820)	$(458,440)	$(287,531)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(1,047)	481	(4,819)	9,038
COMPREHENSIVE (LOSS)	$(207,216)	$(157,339)	$(463,259)	$(278,493)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631	757,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended May 31 ,		For the Nine Months Ended May 31,
	(Unaudited)		(Unaudited)
	2019	2018	2019	2018

Series 1
Preferred Stock
Balance, beginning and end of period	$1,995	$1,995	$1,995	$1,995

Common stock and additional paid-in capital
Balance, beginning of period	10,028,162	10,019,762	10,019,762	10,019,762
Issuance of shares of common stock in connection with issuance of debt		-	8,400	-
Balance, end of period	10,028,162	10,019,762	10,028,162	10,019,762

Accumulated Deficit
Balance, beginning of period	(14,064,756)	(13,485,786)	(13,812,485)	(13,356,075)
Net loss	(206,169)	(157,820)	(458,440)	(287,531)
Balance, end of period	(14,270,925)	(13,643,606)	(14,270,925)	(13,643,606)

Other Comprehensive Income (Loss)
Balance, beginning of period	5,093	(16,404)	8,865	(24,961)
Other comprehensive income (loss)	(1,047)	481	(4,819)	9,038
Balance, end of period	4,046	(15,923)	4,046	(15,923)

Total Stockholders' Deficit	(4,236,722)	(3,637,772)	(4,236,722)	(3,637,772)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended May 31,
	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(458,440)	$(287,531)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	210	102
Change in fair value of derivative liability	12,409	(33,879)
Debt discount amortization	8,400	-
Changes in operating assets and liabilities:
Accounts receivable	6,650	20,511
Prepaid expenses and other current assets	-	1,015
Accounts payable and accrued expenses	(5,776)	(55,989)
Accrued interest	90,423	57,019
Accrued compensation	153,000	127,588

NET CASH (USED IN) OPERATING ACTIVITIES	(193,124)	(171,164)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	171,727	192,000
Net proceeds from officer loan payable	13,853	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	185,580	192,000

NET (DECREASE) INCREASE IN CASH	(7,544)	20,836

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(4,819)	9,038

CASH - BEGINNING OF PERIOD	33,117	55,262

CASH - END OF PERIOD	20,754	85,136

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$8,400	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2018.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.6 million at May 31, 2019 and doesn’t have sufficient cash on hand to satisfy such obligations. The Company has raised $185,580 net of payments, in the nine months ended May 31, 2019 from the issuance of new loans. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of nine months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2019.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2019, the Company recognized $ 0, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of May 31, 2019 and 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2019 and 2018, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2019, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

Business Combinations

In accordance with Accounting Standards Codification 805, “Business Combinations” (“ASC 805”) the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company utilizes management estimates and, in some instances, may require an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	May 31, 2019	August 31, 2018
Computer and office equipment	3 to 5 years	$22,335	$22,335
Less: Accumulated depreciation		(20,525)	(20,314)
		$1,810	$2,021

Depreciation expense amounted to $210 and $102, for the nine-months ended May 31, 2019 and 2018 respectively.

NOTE 4 – LOANS PAYABLE

	May 31, 2019	August 31, 2018
Loans payable	$611,727	$440,000

The loans payable are due on demand, are unsecured, and bear interests at rates ranging between 2% to 12%. During the nine-month periods ended May 31, 2019 and 2018, the Company generated loan proceeds of $171,727 and $192,000 from the issuance of loans payable.

In connection with the issuance of the loans payable, the company issued 12,000,000 restricted common shares of its common stock during the nine-month period ended May 31, 2019.

NOTE 5 – CONVERTIBLE DEBENTURES

At May 31, 2019, and August 31, 2018 convertible debentures consisted of the following:

	May 31, 2019	August 31, 2018
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through February 2017, and they bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2019	August 31, 2018
Officers loans payable	$154,750	$140,896

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the nine-month periods ended May 31, 2019 and 2018, the Company generated net loan proceeds of $13,853 and $0, respectively. Loans in the amount of $11,310 were repaid during the nine-month ended May 31, 2019.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at May 31, 2019, and August 31, 2018 amounted to $736,722 and $724,313 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	31-May-19	31-Aug-18
Effective Exercise price	0.0004 - 0.00064	0.0007 - 0.00112
Effective Market price	0.0008	0.0014
Volatility	62.86%	55.96%
Risk-free interest	2.21%	2.46%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2019 is as follows:

Balance at August 31, 2018	$724,313
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	12,409
Balance, May 31, 2019	$736,722

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

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the nine months ended May 31, 2019, the Company issued 12,000,000 in connection with the issuance of a note payable, the fair value of the shares amounted to $8,400 (see note 4).

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

NOTE 10 – FOREIGN OPERATIONS

As of May 31, 2019, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2019 and revenues for the nine-month period ended May 31, 2019 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$-	$329,232	$329,232
Total revenues	$-	$329,232	$329,232
Identifiable assets at May 31, 2019	$15,260	$95,342	$110,602

As of May 31, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2018 and revenues for the nine-month period ended May 31, 2018 were as follows unaudited:

	United States	Great Britain	Total
Revenues	$3,627	$411,844	$415,471
Total revenues	$3,627	$411,844	$415,471
Identifiable assets at May 31, 2018	$5,700	$79,436	$85,136

NOTE 11 - SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements” above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 1. “Financial Statements and Supplementary Data” of this Report.

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

The operating company remained cash flow positive through none-months of fiscal year 2019 despite the continuing challenging situations in the parent company which we are hoping can be rectified shortly. The Company outlook remains robust going forward on that basis.

Key Milestones

2019 continued neutral revenues due to external circumstances out of the company's control which placed enormous pressure on the operating business. Despite these circumstances, the client base is expanding in base number and the size of client serviced. Certain significant new clients representing a variety of industries were added to the client roster. Many of these clients choose to operate under an NDA as our clients see DBMM as a competitive advantage. Under that disclaimer, we cannot share all clients’ names, but here are a few key clients representing diverse verticals, as follows:

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

According to Business.com, the 10 largest ecommerce markets in the world are:

1. China: $672 billion

2. United States: $340 billion

3. United Kingdom: $99 billion

4. Japan: $79 billion

5. Germany: $73 billion

6. France: $43 billion

7. South Korea: $37 billion

8. Canada: $30 billion

9. Russia: $20 billion

10. Brazil: $19 billion

WORLD'S MOST VALUABLE BRAND

Amazon has officially replaced Google as the most valuable brand in the world, according to brand consultancy Brand Finance. Amazon's brand value is $150.8 billion, an increase of 42% from 2016, based on business performance and marketing investment. The second most valuable global brand is Apple, at $146.3 billion. Google is third highest, with a $120.9 billion valuation. (Business Insider.com)

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

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

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral. In 2019, after settling its external litigation with a toxic lender in the 4Q18, and bringing its filings up to date, the Company will resume its growth business plan as soon as the SEC Matter has been finalized. DBMM resumed its growth business plan. Now that the Company has capital infusion, 2019 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability/ this benchmark will replicate successful industry models in digital technology and marketing.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011 which has been cash-flow positive as an operating company since its acquisition. External events outside of DBMM's control has precluded the growth expected to this point, however, its margins will continue to be strong on an annual basis, and once the business reaches appropriate scale with assumed profitability and cross-over point, DBMM will be a very successful business for all of its stakeholders.

The growth trajectory anticipated is expected during 2019. Once that occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

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

Coincidently, 2019 results have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. After over 2 years, DBMM was able to attract new investors to provide the financing required to complete all delinquent filings and to keep DBMM current in SEC reporting, The Company received a commitment for future working capital in order to grow the Company in key markets, with the intent to move to DBMM profitability. At that point, DBMM would not require future financing until it was ready to acquire 1-2 additional companies to complement and further develop the digital marketing business. The Company also settled its long-standing litigation with a toxic lender, with the settlement fully paid, thus closing the proceeding. Growth capital will increase as the client base re-balanced.

Going forward, there will be an emphasis on investor awareness as soon as the SEC open matter has been dismissed. DBMM has been current in its filings since July 2018 and are encouraged by the outlook after normal trading has re-commenced. DBMM intends to make significant strides in aggressively widening its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its increasing influence on consumer decisions. DBMM is targeting these new investors in the public market through a global digital and traditional, integrated campaign which will be run by Digital Clarity, with third parties, as required for distribution.

The expectations for fiscal-year 2019 remain to remove last hurdle of returning to normal trading, and move ahead, as planned, with a scaled, growth plan in multiple geographies to benefit all stakeholders, but particularly the shareholders.

NINE-MONTH PERIOD ENDED MAY 31, 2019

We had approximately $21,000 in cash and our working capital deficiency amounted to approximately $4.2 million at May 31, 2019.

During the nine-month period ended May 31, 2019, we used cash in our operating activities amounting to approximately $193,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $458,440 adjusted for the following:

Change in fair value of derivative liability of $12,409.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $5,776.

An increase in our accrued salaries of approximately $153,000.

During the quarter ended May 31, 2019, we generated cash from financing activities of $185,580, which consist of the proceeds from the issuance of loan payables.

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

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended May 31,				For the Nine Months Ended May 31,
			Increase/	Increase/			Increase/	Increase/
	(Unaudited)		(Decrease)	Decrease	(Unaudited)		(Decrease)	Decrease
	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018

SALES	$88,530	$88,502	$28	0%	$329,232	$415,471	$(86,239)	-21%

COST OF SALES	100,969	101,532	(563)	-1%	303,232	313,522	(10,290)	-3%

GROSS PROFIT	(12,439)	(13,030)	591		26,000	101,949	(75,949)

COSTS AND EXPENSES
Sales, general and administrative	127,183	140,572	(13,389)	-10%	381,608	366,340	15,268	4%

TOTAL OPERATING EXPENSES	127,183	140,572	(13,389)		381,608	366,340	15,268

OPERATING (LOSS)	(139,622)	(153,602)	13,980	-9%	(355,608)	(264,391)	(91,217)	35%

OTHER (INCOME) EXPENSE
Interest expense	32,141	20,048	12,093	60%	90,423	57,019	33,404	59%
Change in fair value of derivative liability	34,406	(15,830)	50,236	-317%	12,409	(33,879)	46,288	-137%

TOTAL OTHER (INCOME) EXPENSE	66,547	4,218	62,329	-257%	102,832	23,140	79,692	-78%

NET (LOSS)	$(206,169)	$(157,820)	$(48,349)		$(458,440)	$(287,531)	$(170,909)

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Optimization Services, Web Design, and Social Media.

For the three and nine-month period ended May 31, 2019 our primary sources of revenue are the Per-Click Advertising, Web Design and Search Engine Optimization Services. These primary sources amounted to 99% during the three and nine-month period ended May 31, 2019. Our secondary sources of revenue are our Social Media. These secondary sources amounted to approximately 1% of our revenues.

During the three and nine-month period ended May 31, 2019, our revenues were equivalent when compared to the prior year period primarily as a result of decrease in sales related to Web Design.

The legal and professional fees during the three and nine-month period ended May 31, 2019 when compared to the comparable prior year period, increased primarily due to services provided by professionals in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes and loans, increased during the three and nine-month period ended May 31, 2019 primarily attributable to the new loan payables.

The increase on derivative liabilities is primarily attributable to the Company’s estimated volatility used in the assumptions to compute its fair value at May 31, 2019 when compared to May 31, 2018.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019, based on all filings being current as of July, 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the Hearing. The Division did not support the dismissal in a response to which Digital Brand filed two (2) Amendments to the Consolidated 10-K for 2015-2016-2017 and 10-K for 2018 on April 23 and 24, 2019, respectively to correct language in question in Item 9A. The Matter is with the Judge and remains open.

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

Date: July 12, 2019

By: /s/ Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director