Form 10-K/A
period 2017-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-10-01
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note:

The purpose of Amendment No. 2 to our Annual Report on Form 10-K for the years  ended August 31, 2015, August 31,2016, and August 31,2017 (the "Form 10-K") originally filed with the U.S. Securities and Exchange Commission on May 31, 2018 and  Amendment No. 1  filed on April 24, 2019 is  to supersede Part II, Item 9A in its entirety.

No other changes have been made to the original Form 10-K/A, Amendment 1. This Form 10-K/A, Amendment No. 2, speaks as of the original filing date of the Form 10-K, including only the Amendments stated in 10-K/A, Amendment No. 1, and does not reflect events that may have occurred subsequent to the original filing date.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Act.

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer originally concluded that our disclosure controls and procedures were effective as of August 31, 2018. However, based on a re-evaluation of the effectiveness of our disclosure controls and procedures in connection with the preparation of this amendment to our Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer concluded that, for the reasons set forth under “Management’s Annual Report on Internal Control Over Financial Reporting” below, our disclosure controls and procedures were not effective as August 31, 2018. In addition, our Principal Executive Officer and Principal Financial Officer have also re-evaluated the conclusions regarding our disclosure controls and procedures for other prior periods and have concluded that our disclosure controls and procedures were not effective for the annual periods ended August 31, 2015, 2016 and 2017 for the same reason.

Notwithstanding the ineffective disclosure controls and procedures and the material weaknesses in our internal control over financial reporting described below, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2018, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Management believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In our Annual Report on Form 10-K, originally filed on December 14, 2018 and  subsequently amended, based on management’s evaluation under the framework in “Internal Control—Integrated Framework,” our Principal Executive Officer and Principal Financial Officer originally concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018.  In light of management’s failure to include an affirmative conclusion as to the effectiveness of our internal control over financial reporting as required under Item 308(a) of Regulation S-K in our Annual Reports on Form 10-K filed with the Commission for the year[s] ended August 31, 2018, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2018.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness:

As noted under “Management’s Annual Report on Internal Control Over Financial Reporting” above, we identified a material weakness in the preparation of the Forms 10-K for the fiscal years ended August 31, 2018, 2017, 2016 and 2015 as management’s reporting of the assessment of the effectiveness of our internal controls over financial reporting did not meet the requirement under item 308(a) of Regulation S-K. The Company believes that it has implemented procedures in the preparation and filing of Form 10-K that will remediate for future periods such material weakness in internal controls.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: September 30, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director