Form 10-K/A
period 2018-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-10-01
CIK 1127475

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

None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No ☒

Explanatory Note:

The purpose of Amendment No. 2 to our Annual Report on Form 10-K for the year ended August 31, 2018 (the "Form 10-K) originally filed with the U.S. Securities and Exchange Commission on December 14, 2018, and Amendment No. 1  filed on April 23, 2019 is to supersede Part II, Item 9A in its entirety.

No other changes have been made to the original Form 10-K/A, Amendment 1.  This Form 10-K/A, Amendment No. 2 speaks as of the original filing date of the Form 10-K, including only the Amendments stated in 10-K/A, Amendment No. 1, and does not reflect events that may have occurred subsequent to the original filing date.

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