Form 10-K
period 2019-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-11-27
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed third fiscal quarter: on May 31, 2019: $606,175

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 757,718,631 Outstanding as of November 27, 2019

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

The aforementioned structural changes were market driven while operating in a difficult worldwide financial environment. The operating business is described below:

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned company of DBMM, through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in three key areas:

●	SearchEngine Marketing – for search engines like Google, Yahoo etc.

●	WebDesign – building sites for web, mobile and tablet devices.

●	Analytics – measuring and analyzing web traffic to optimize performance.

●	SocialMedia – planning and measuring social metrics digitally in order to diagnose strategy.

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. Entertainment, Fashion and Sports industries, as well as Automotive, eCommerce, and Investment Banking as proven markets.

The Company is rolling out the services of both the technology and marketing services offering from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent in fiscal year 2019 was to continue this strategy as cash infusion will immediate correlate to increased revenues. Growth is clearly a function of available capital. Fiscal year 2019 reflected the Company's continued progress by being awarded contracts for a number of new clients. The contract model strategy results in a full digital technology and marketing consultancy from design following an analysis of the client's analytics, then executing and stewarding the evolution of the model. The Company's mantra is "ROI is our DNA," the underlying focus for business development.

Employees

As of August 31, 2019, the Company had seven full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM's Corporate address is 747 Third Avenue, 2nd Floor, New York, NY 10017. The operating headquarters is located in the UK as Stylar Ltd., trading as Digital Clarity. is on a month-to-month lease at $1,416, as it is evaluating larger quarters.

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

The Hearing for January 15, 2019 was re-scheduled because of government shutdown. Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019 based on being current as of July 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the hearing. The Division did not support the dismissal in a response to which Digital Brand filed two Amendments to the Consolidated 10-K for 2015-2016-2017 and the 10-K for 2018 on April 23 and 24, 2019 respectively, and Amendments No. 2 on October 1, 2019 to supersede language in Part II, Item 9A. On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal becomes effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, in 21 days from the issuance of the Initial Decision.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed for quotation on the OTC under the symbol “DBMM”.

Per Share Market Price Data

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by on PinkSheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2019:	High	Low
First Quarter	$0.0014	$0.0005
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0012	$0.0002
Fourth Quarter	$0.0008	$0.0002

Year Ended August 31, 2018:	High	Low
First Quarter	$0.0002	$0.0002
Second Quarter	$0.0003	$0.0003
Third Quarter	$0.0015	$0.0010
Fourth Quarter	$0.0014	$0.0006

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2019 and August 31, 2018 were 0.0006 and 0.0014 per share respectively. As of August 31, 2019, and August 31, 2018, there were 120 and 119 holders of record of our common stock respectively.

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

Recent issuances of Unregistered Securities

Period	Class	Shares	Consideration	Use of Proceeds	Exemption from Registration
2019	Investors	12,000,000	- 0 -	Working Capital	§4 (a) (2)

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

Operations Overview/Outlook

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition. http://www.dbmmgroup.com/wp-content/uploads/2018/12/Digital-Clarity-Creds-Deck_DBMM_Nov2018.pdf

Operationally, fiscal year 2019 has been important in continuing the direction of the Company and steering it toward a scaled growth plan which has been in neutral while the Company addressed certain external challenges beyond its control. Nevertheless, The Company continued to focus on the positive, proven operating model and used that model to expand geographic reach with existing and new clients.

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

Why Digital Experts are in demand

The world is changing, and technology is taking the lead. Today, everything is going digital -- entertainment, health, real estate, banking and even currencies. This is, however, understandable. In North America alone, 95% of the population are online (statista).

With everything turning to digital, it means companies are also jumping online to market their businesses. And to survive the challenges of digital marketing, brands need to keep up with the latest trends. Successfully reaching one’s target audience is no longer just putting out TV and print ads. These days, social media is the new arena of digital marketers, as 3.5 billion people are active social media users.

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

Search Engine Marketing

The number of people using internet search engines is increasing year on year and is almost unfathomable. In 2019 57% of the global population accessed the internet and by 2021 this figure is projected to grow to 65%.

All sources: Statista.com

Digital Clarity helps companies ‘get found’ on search engines like Google. Using the above Market Share chart and the data from Internet live stats, we can see the number of daily searches on Google 3.5 billion, which equates to 1.2 trillion searches per year worldwide.

How machine learning is enhancing digital marketing strategy

Digital Clarity applies strategy to algorithmic based machine learning tools. The launch of Google’s new machine learning tool, RankBrain which contributes to search engine results, left many people wondering what impact machine learning would have in the realm of Search Engine Optimization (SEO).

With the tech industry going crazy for all things Artificial Intelligence (AI), Natural Language Processing (NLP), machine learning, and chatbots – companies like Digital Clarity help brands make sense of this ever-changing landscape.

Machine learning and Digital Marketing

Because machine learning is being used to solve a huge set of diverse problems with the help of data, channels, content, and context, as marketers, Digital Clarity stands to benefit from this information and phenomenon as a whole. But, as the information we gather grows, digital marketing as we know it is set to change. Digital Clarity will be at the forefront of this change.

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

Content Marketing

Although still extremely important, the internet has become inundated with too much content. As mentioned above, to succeed, brands need to be creating content that is valuable to readers. To do this, you need to understand consumer trends, data and engagement. Machine learning tools alongside Digital Clarity’s strategic approach allows its clients to reduce the amount of time spent tracking data, as well as better decipher that data to create actionable tasks that will lead to success.

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

Digital Marketing Services

2019 continued to see exponential growth in the adoption of Social Media as communication, marketing and engagement avenues. An acceptance of change is driving revenue. The future growth in mobile search is one of the fastest growing ancillary businesses. It was clear that the direction, talent and growth of the Company is in its human capital and outside relationships which must be proactive in order to differentiate itself from competition

The clear opportunity is at the foundation of the Company, namely the need to expedite and continue to encourage development in the digital marketing services sector. The marketing services product is labor intensive and thus the Company must jumpstart the growth by significant capital to grow simultaneously in multiple geographies.

The operating company remained cash flow positive through 2019 despite challenging situations in the parent company, the Company outlook remains robust for the foreseeable future.

Key Milestones

2019 revenues decreased due to external circumstances out of the companies control which placed enormous pressure on the operating business. Despite these circumstances, the client base is expanding in base number and the size of client serviced. At any point in time, our clients represent a variety of industries. Many of these clients choose to operate under an NDA as our clients see DBMM as a competitive advantage. Under that disclaimer, we cannot share all clients’ names, but here are a few key clients representing diverse verticals, as follows:

1.	British Marine is the membership body for nautical and sea faring craft and include Super and Luxury Yacht companies such as Sunseeker and Princess Yachts.
2.

Digital Clarity audited Google Search and Analytics for British Marine’s top show, The London Boat Show and one of Europe’s largest events, The Southampton Boat Show. The Company acted as digital advisor with British Marine for the Abu Dhabi Boat Show. These shows will fit into the circuit that incorporates Fort Lauderdale, Monaco and Cannes Boat & Yachting events.

3.	Digital Clarity continues to work with sponsors and potential sponsors of a Formula 1 team that are in the top 5 racing teams in this prestigious and global sport.
4.

Chantico Global - Prestigious asset allocation advisors headquartered in Los Angeles, California, headed by CNBC TV Economist Gina Sanchez. Chantico has a Joint Venture Partnership with Oxford Economics in the UK servicing 1500 international corporations.

5.	Babcock Engineering - Defense contractor for the United Kingdom Ministry of Defense.
6.	Abbey Road Institute - Launch of division of world famous studious to train the musicians of the future.

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

NOTABLE EVENTS - INDUSTRY AWARDS & RECOGNITION

Digital Clarity is an AWARD-WINNING Digital Marketing Services Business year-after-year

Digital Clarity shortlisted for UK Search awards 2019

The UK Search Awards have been celebrating the best in expertise, talent and achievements of the search industry for over half a decade and are regarded as the premiere celebration of SEO, PPC and content marketing in the UK.

Digital Clarity was shortlisted in the hotly contested B2B section in October 2019, ‘Best Use of Search’ along with client Bentley SYNCHRO, a global construction project management software company that supports the professional needs of those responsible for creating and managing the world’s infrastructure. The Company’s software has been used in managing and developing projects such as The Shard and Battersea Power Station amongst others.

For 2018, the Company was shortlisted for the coveted UK Search Awards 2018 having already won the Top Award of Gold at the Digital Impact Awards 2018.

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

All categories were judged by an influential and respected international judging panel. The judging is a robust, credible and transparent two-step process, involving pre-scoring and a face-to-face panel discussion.

THE DIGITAL IMPACT AWARDS 2018

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

IN 2018 Digital Clarity Shortlisted for Ecommerce Awards for Excellence for ProCook

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

Why Digital Marketing is key requirement in any business

SEARCH REMAINS KEY IN UK AS GROWTH CONTINUES INTO 2020 AND BEYOND

Total UK digital ad spend was up 13% year on year in the first six months of 2019, according to IAB UK’s half year Adspend update.

Conducted with PwC, the analysis shows that Display (video) and Search were the biggest drivers of growth between January and June 2019 – up 27% and 13% respectively.

Search now accounts for £3.7 billion of total H1 digital ad spend, while combined Display (video and non-video) is worth £2.8 billion, a 17% annual uplift. Non-video remains the largest Display format (up 8% YoY to £1.45 billion), but video formats are growing fast (up 27% to £1.32 billion).

THE NEED FOR PROFESSIONAL CONSULTANCY & OPPORTUNITY FOR MASSIVE GROWTH

Four consultancies lead Ad Age's ranking of the 10 largest agency companies in the world. With combined revenue of $13.2 billion, the marketing services units of Accenture, PwC, IBM and Deloitte sit just below WPP, Omnicom, Publicis Groupe, Interpublic and Dentsu. Last year, only two consultancies—Accenture Interactive and IBM iX—made the top 10. IBM iX was the first to break into the top 10.

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

GLOBAL AD SPEND CONTINUES

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

DIGITAL CLARITY WELL POSITIONED TO SERVICE TOP INTERNATIONAL MARKETS

Growth Opportunities in the Market

In fiscal year 2020, the Company will continue to take advantage of the global growth in Digital Marketing.

DIGITAL CLARITY READY TO TAKE COMMERCIAL ADVANTAGE OF SOCIAL MEDIA GROWTH

Digital consumers are now more likely to say they use social to follow the news (40%) than they are to identify it as a platform for keeping in touch with friends (39%). Entertainment also now plays a key role in motivating digital consumers to engage with social media, ranking as the third most important reason for internet users (38%) but showing the highest growth.

The opportunities for social engagement, at all times of the day and in various locations, have facilitated the evolution of social platforms into entertainment hubs. It’s no longer about “social” activities in the purest sense, but more purposeful activities, particularly those based around content consumption. This helps to explain why motivations like news consumption, finding entertaining content, researching products, and watching sports have seen increases in the past few years.

THE GROWTH OF SOCIAL MEDIA E-COMMERCE

Enabling consumers to finalize a purchase while remaining within social apps has been a goal for social platforms for some time now. Social commerce is seen to have the potential to be a major revenue generator and an important way to diversify revenue streams beyond advertising. Across Asia, networks like WeChat and Line have successfully facilitated commerce via their platforms, allowing consumers to carry out a range of commerce activities from booking taxis to paying for restaurant bills or items in-store.

But social commerce has been a tough sell in many Western markets. Online consumer habits here can be difficult to change, especially when it comes to the potentially sensitive information involved in financial transactions. Social media can play a big role in the purchase journey right up to the point of purchase, but the appetite to complete a final purchase within the platform remains low. Most will move to retail sites. These benefits must be intrinsically social or deeply embedded with payment systems, and must be grounded in consumer-engagement strategies, in order for social commerce to achieve the roaring success seen in APAC.

The prospect of using “buy” buttons on social media in the U.S. has not quite gained traction. The growing role of social networks as a way of researching products does, however, provide social video with a strong value-proposition in The Social Path to Purchase % who say they do the following furthering the social commerce agenda in this market. In the U.S.

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

Global Retail Ecommerce Sales Will Reach $4.5 Trillion by 2021

Cumulative data from Statista anticipates a 246.15% increase in worldwide ecommerce sales, from $1.3 trillion in 2014 to $4.5 trillion in 2021. That’s a nearly threefold lift in online revenue

Global eCommerce retail sales to hit $4.9 trillion by 2021

New studies projected that the worldwide retail eCommerce sales will reach a new high by 2021. Ecommerce businesses should anticipate a 265% growth rate, from $1.3 trillion in 2014 to $4.9 trillion in 2021. This shows a future of steady upward trend with no signs of decline

Retail e-commerce sales worldwide from 2014 to 2021 (in billion U.S. dollars)
Sales in billion U.S. dollars
6 000
5 000
4 000
3 000
2 000
1 000
0
1 336
1 548
1 845
2 304
2 842
3 453
4 135
4 878
2014
2015
2016
2017
2018*
2019*
2020*
2021*
Source
eMarketer
© Statista 2018
Additional Information:
Worldwide; eMarketer; 2014 to 2017

But, what’s even more interesting is the global eCommerce sales have been steadily eating up the worldwide retail market. In fact, by 2021, it will account for 17.5% of the total global retail sales.

Omnichannel shopping will become more prevalent

As the lines blur between the physical and digital environment, multiple channels will become more prevalent in customers’ path to purchase. This is evidenced by 73% of customers using multiple channels during their shopping journey. What it means for eCommerce is to understand how their customers buy, which marketing channels do they engage with, and their motivations and main drivers to purchase. In the simplest sense, omnichannel shopping means decoding what, where, when, why, and how people are purchasing the products you sell on a particular channel.

E-commerce share of total global retail sales from 2015 to 2021
20%
18%
16%
14%
12%
10%
8%
6%
Share of e-retail sales
7.4%
8.6%
10.2%
11.9%
13.7%
15.5%
17.5%
2015
2016
2017
2018*
2019*
2020*
2021*
Sources
eMarketer; Website (retailtechnews.com)
© Statista 2018
Additional Information:
Worldwide; eMarketer; 2015 to 2017

Every single touchpoint is important because it puts every single piece of the puzzle into a whole story. Knowing your customers’ touch points before they purchase will better inform your brand of how to promote your products and allocate your marketing budget. More and more people are doing their shopping on social media platforms. With the improvement of social media’s selling capabilities, social media platforms are more than just advertising channels. People can now conveniently and quickly purchase products on their chosen social media platform.

B2B eCommerce is a bigger giant

B2B (business-to-business) eCommerce is the online selling and marketing of products from one business to another. And when compared to the B2C (business-to-consumer) eCommerce industry, B2B eCommerce is projected to be two times higher than B2C by 2020.

In the US alone, B2B eCommerce sales will hit 1.184 trillion dollars by 2021.

The predominance of B2B ecommerce means that B2B businesses must improve and simplify their shopping journey, channeling the B2C ordering experience. The B2B shopping experience is a lot more complicated than that of a B2C buyer.

Because of the nature of the transaction, B2B buyers usually need to go through various steps, including sales representative interaction, negotiations, and approvals before they can make a successful purchase. In short, B2B eCommerce businesses must adapt to a more seamless transaction building advanced functionality quote management, price negotiation, easy ordering, order and inventory management for the B2B market.

According to Statista.com in 2019 the largest ecommerce markets are:

1.	China:	$740 billion
2.	United States:	$561 billion
3.	United Kingdom:	$93 billion
4.	Japan:	$87 billion
5.	Germany:	$77 billion
6.	France:	$55 billion
7.	South Korea:	$69 billion
8.	Canada:	$41 billion

MOST VALUABLE GLOBAL BRANDS

1.	Amazon:	$315.5 billion
2.	Apple:	$309.5 billion
3.	Google:	$309 billion
4.	Microsoft:	$251.2 billion
5.	Visa:	$177.9 billion
6.	Facebook:	$159 billion
7.	Alibaba:	$131.2 billion
8.	Tencent:	$130.9 billion
9.	McDonald’s:	$130.4 billion
10.	AT&T:	$108.4 billion

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

During 2020, Digital Brand Media & Marketing Group, Inc. will initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The Company had to defer its 2019 plans until certain SEC Matters regarding the delinquent filings brought current in July 2018, remain open. The strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral. With capital infusion, 2020 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. This benchmark will replicate successful industry models in digital technology and marketing.

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

The growth trajectory anticipated is expected during 2020. Once that occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

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

The expectations for fiscal year 2020 remain to return to normal trading following the dismissal of the SEC Administrative Proceeding regarding delinquent filings which were cured July 15, 2018. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders.

Fiscal Year 2019

We had approximately $17,000 in cash and our working capital deficiency amounted to approximately $4.4 million at August 31, 2019.

During the year ended August 31, 2019, we used cash in our operating activities amounting to approximately $247,000. Our cash used in operating activities was comprised of our net loss of approximately $676,000 adjusted primarily for the following:

Change in fair value of derivative liability of $48,419;

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2019 impacted our cash used in operating activity:

In our accounts payable and accrued expenses, including accrued compensation, of approximately $334,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2019, we generated cash from financing activities of $232,958 which primarily consists of the proceeds from demand notes payable of $231,424 and officer loans of $1,534.

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

The Company has outstanding loans and convertible notes payable aggregating $1.6 million at August 31, 2019 and doesn’t have sufficient cash on hand to satisfy such obligations. However, during fiscal year 2019, loans of $232,958. were raised from the new loan arrangements. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended August 31, 2019, and August 31, 2018

Consolidated Operating Results

	For the Years Ended August 31,
			Increase/	Increase/
			(Decrease)	Decrease
	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018

SALES	$415,662	$536,501	$(120,839)	-23%

COST OF SALES	382,792	428,548	(45,756)	-11%

GROSS PROFIT	32,870	107,953	(75,083)

COSTS AND EXPENSES
Sales, general and administrative	516,942	502,770	14,172	3%

TOTAL OPERATING EXPENSES	516,942	502,770	14,172

OPERATING LOSS	(484,072)	(394,817)	(89,255)	23%

OTHER (INCOME) EXPENSE
Interest expense	143,971	78,233	65,738	84%
Change in fair value of derivative liability	48,419	(16,640)	65,059	-391%

TOTAL OTHER (INCOME) EXPENSE	192,390	61,593	130,797	-307%

NET LOSS	$(676,462)	$(456,410)	$(220,052)

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the year ended August 31, 2019 our primary sources of revenue are the Per-Click Advertising, Web Design, and Search Engine Optimization Services. These primary sources amounted to 92.4%, 3.8% and 3.5% of our revenues during the year ended August 31, 2019. Our secondary sources of revenue are our Social Media and Email Media. These secondary sources amounted to approximately .3% our revenues during fiscal 2019.

We recognize revenue upon the completion of our performance obligation, provided that: (1) evidence of an arrangement exists; (2) the arrangement fee is fixed and determinable; and (3) collection is reasonably assured.

The decrease in our revenues during fiscal 2019, when compared to the prior year period, is primarily attributable to a decrease in volume of transactions from Search Engine Optimization Services during fiscal 2019.

Cost of sales during fiscal 2019 and 2018 is correlated to our revenues for the respective periods.

The decrease in general and administrative costs during fiscal 2019, when compared to 2018 is primarily due to a decrease in client website design fees.

Interest expense, which include interest accrued on certain notes and loans, increase during fiscal 2019 is primarily attributable to the new loan payables, during fiscal 2019, when compared to the comparable prior year periods.

The increase on derivative liabilities is primarily attributable due an increase in the Company’s estimated volatility used in the assumptions to compute its fair value at August 31, 2019 when compared to August 31, 2018.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Brand Media & Marketing Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. and subsidiaries (the "Company") as of August 31, 2019 and 2018, the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

November 27, 2019

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Years Ended August 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$17,563	$33,117
Accounts receivable, net	58,172	94,208
Prepaid expenses and other current assets	470	480
Total current assets	76,205	127,805

Property and equipment - net	1,502	2,021

TOTAL ASSETS	$77,707	$129,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$378,916	$362,102
Accrued interest	452,699	333,431
Accrued compensation	1,268,289	1,070,156
Loans payable, net	671,424	440,000
Derivative liability	772,732	724,313
Officers loans payable	142,430	140,896
Convertible debentures, net	840,791	840,791
TOTAL LIABILITIES	4,527,281	3,911,689

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 745,718,631, shares issued and outstanding	757,718	745,718
Additional paid in capital	9,270,444	9,274,044
Other comprehensive income	9,216	8,865
Accumulated deficit	(14,488,947)	(13,812,485)

TOTAL STOCKHOLDERS' DEFICIT	$(4,449,574)	$(3,781,863)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,707	$129,826

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended August 31,
	2019	2018

SALES	$415,662	$536,501

COST OF SALES	382,792	428,548

GROSS PROFIT	32,870	107,953

COSTS AND EXPENSES
Sales, general and administrative	516,942	502,770

TOTAL OPERATING EXPENSES	516,942	502,770

OPERATING LOSS	(484,072)	(394,817)

OTHER (INCOME) EXPENSE
Interest expense	143,971	78,233
Change in fair value of derivative liability	48,419	(16,640)
TOTAL OTHER (INCOME) EXPENSE	192,390	61,593

NET LOSS	$(676,462)	$(456,410)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign exchange translation	351	33,826
COMPREHENSIVE LOSS	$(676,111)	$(422,584)

NET LOSS PER SHARE
Basic and diluted	$(0.001)	$(0.001)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Years Ended August 31,
	2019	2018

Series 1
Preferred Stock
Balance, beginning of year	$1,995	$1,995

Balance, end of year	1,995	1,995

Common stock and additional paid-in capital
Balance, beginning of year	10,019,762	10,019,762
Issuance of shares of common stock in connection with issuance of debt	8,400	-
Balance, end of year	10,028,162	10,019,762

Accumulated Deficit
Balance, beginning of year	(13,812,485)	(13,356,075)
Net loss	(676,462)	(456,410)
Balance, end of year	(14,488,947)	(13,812,485)

Other Comprehensive Income (Loss)
Balance, beginning of year	8,865	(24,961)
Other comprehensive income (loss)	351	33,826
Balance, end of year	9,216	8,865

Total Stockholders' Deficit	$(4,449,574)	$(3,781,863)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(676,462)	$(456,410)

Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation	1,583	546
Change in fair value of derivative liability	48,419	(16,640)
Debt discount amortization	8,400	-
Bad debt expense	25,105
Changes in operating assets and liabilities:
Accounts receivable	11,778	(35,876)
Prepaid expenses and other current assets	10	1,010
Accounts payable and accrued expenses	10,947	(674)
Accrued interest	119,268	78,233
Accrued compensation	204,000	187,513

NET CASH USED IN OPERATING ACTIVITIES	(246,952)	(242,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,064)	(1,718)

NET CASH USED IN INVESTING ACTIVITIES	(1,064)	(1,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	231,424	135,000
Net proceeds from officer loan payable	1,534	118,045
Principal repayment on loans payable	-	(65,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	232,958	188,045

NET DECREASE IN CASH	(15,058)	(55,971)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(496)	33,826

CASH - BEGINNING OF YEAR	33,117	55,262

CASH - END OF YEAR	17,563	33,117

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$8,400	$-

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

The Company has outstanding loans and convertible notes payable aggregating $1.6 million at August 31, 2019 and doesn’t have sufficient cash on hand to satisfy such obligations. However, the Company generated proceeds of $232,958 from financing activities during fiscal 2019. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar Ltd (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2019 or 2018.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2019 and 2018, the Company recognized $23,930 and $0, respectively, as the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Revenue Recognition

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Services

The Company generally provides its services to companies, primarily located in Europe but with international exposure. The Company generally provides its services ratably over the terms of the contract and bills such services at a monthly fixed rate. Some of the services are billed quarterly. The Company’s services are sold without guarantees.

Significant Judgments

Our contracts with customers sometimes often include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately, including set-up services, monthly search advertising services, and monthly optimization and management.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses for fiscal years 2019 and 2018 amounted to $2,927 and $13,972, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Included in these estimates are assumptions about the collection of its accounts receivable, converted amount of cash denominated in a foreign currency, and estimated amounts of cash, the derivative liability could settle, if not in common shares. Actual results could differ from those estimates.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2019 and 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2019, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During fiscal 2019 and 2018, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2019, and 2018, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2019 and 2018 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Three of the Company's customers accounted for approximately 92% and 88% of its revenues during fiscal 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017, including interim reporting periods therein. The adoption of the new standard did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company does not anticipate that adopting of ASU 2016-02 will have  a material impact on its consolidated financial statements and associated disclosures.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2019	2018
Computer and office equipment	3 to 5 years	$23,399	$22,335
Less: Accumulated depreciation		(21,897)	(20,314)
		$1,502	$2,021

Depreciation expense amounted to $1,583 and $546, for the years ended August 31, 2019 and 2018 respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2019	2018
Loans payable	$671,424	$440,000

The loans payables are due on demand, are unsecured, and bearing interest at a range of 2-12%. During fiscal 2019 and 2018, the Company generated loan proceeds of $231,424 and $135,000, respectively.

In connection with the issuance of the loans payable, the Company issued 12,000,000 restricted common shares of its common stock during the fiscal 2019.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to $24,600 to satisfy its obligations under certain unsecured loans payable.

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2019, and August 31, 2018 convertible debentures consisted of the following:

	August 31,
	2019	2018
Convertible notes payable	$840,791	$840,791

The convertible notes payable matured through February 2017, and they bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2019	2018
Officers loans payable	$142,430	$140,896

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During fiscal year ended August 31, 2019 and 2018, the Company generated net loan proceeds of $1,534 and $140,896, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at August 31, 2019 and 2018 amounted to $ 772,732 and $724,313 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2019	2018
Effective Exercise price	0.0003 - 0.0010	0.0007 - 0.00112
Effective Market price	0.0006	0.0014
Volatility	78.95%	55.96%
Risk-free interest	1.76%	2.46%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the years ended August 31, 2019 and 2018 are as follows:

Balance at September 1, 2017	$740,953
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(16,640)
Balance, August 31, 2018	$724,313

Balance at September 1, 2018	$724,313
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	48,419
Balance, August 31, 2019	$772,732

NOTE 8 – ACCRUED COMPENSATION

As of August 31, 2019, and 2018 the Company owes $1,268,289 and $1,070,156, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

During the fiscal year ended August 31, 2019, the Company issued 12,000,000 in connection with the issuance of a note payable, the fair value of the shares amounted to $8,400 (see note 4).

NOTE 10 – EMPLOYMENT AND CONSULTING AGREEMENTS

In April 2010 a term sheet was agreed with Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In September 2010 a term sheet was agreed with a Company Director, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development.  The agreement had a rolling three-year term and was renewed in September 2013 and September 2019.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025, as it is evaluating larger quarters.

Total rental expense amounted to $15,439, and $15,985 during fiscal year 2019 and 2018, respectively.

Legal Matters

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

NOTE 12 – INCOME TAXES

For the years ended August 31, 2019, and 2018, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2019	2018
Benefit computed at statutory rate	$142,000	$96,000
State tax (benefit), net of federal affect	30,000	20,000
Permanent differences (primarily change in fair value of derivative liability)	(12,000)	(4,000)
Increase in valuation allowance	(160,000)	(112,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $4.7 million at August 31, 2019 which expire at various times through 2038. A significant portion of these carry-forwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2019	2018
Net operating loss carry-forward	$1,215,000	$1,107,000
Accrued compensation	321,000	271,000
Valuation allowance	(1,536,000)	(1,378,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $148,000 during fiscal year 2019.

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2019, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2019 and revenues for fiscal 2019 were as follows:

	United States	Great Britain	Total
Revenues	$-	$415,662	$415,662
Total revenues	$-	$415,662	$415,662
Identifiable assets at August 31, 2019	$10,322	$67,385	$77,707

As of August 31, 2018, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2018, were as follows:

	United States	Great Britain	Total
Revenues	$3,627	$532,874	$536,501
Total revenues	$3,627	$532,874	$536,501
Identifiable assets at August 31, 2018	$468	$129,358	$129,826

NOTE 14 - SUBSEQUENT EVENTS

On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal becomes effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, in 21 days from the issuance of the Initial Decision.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer originally concluded that our disclosure controls and procedures were effective as of August 31, 2019. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2019, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness:

In our Annual Report on Form 10-K, originally filed on December 14, 2018 and subsequently amended, based on management’s evaluation under the framework in “Internal Control—Integrated Framework,” our Principal Executive Officer and Principal Financial Officer originally concluded that the Company’s internal control over financial reporting was effective as of August 31, 2018. In light of management’s failure to include an affirmative conclusion as to the effectiveness of our internal control over financial reporting as required under Item 308(a) of Regulation S-K in our Annual Reports on Form 10-K filed with the Commission for the year[s] ended August 31, 2018, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2018. The Company believes that it has implemented procedures in the preparation and filing of Form 10-K that will remediated for future periods such material weakness in internal controls.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2019, with respect to our directors and executive officers.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2018 and 2019. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2019 or 2018, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	$ Salary		$ Bonus	$ Other Compensation	$ Options/SAR’s	$ Restricted stock awards	$ LTIP Payouts	$ All other Compensation
Reggie James	2019	$192,853	(1)	-	-	-	-	-	-
	2018	$163,548	(2)	-	-	-	-	-	-

Linda Perry	2019	$150,000	(3)	-	-	-	-	-	-
Executive Director	2018	$150,000	(3)	-	-	-	-	-	-

(1)	For the fiscal year ending August 31, 2019, Mr. James earned $192,853 of which $138,853 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2018, Mr. James earned $163,548 of which $109,548 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2019, and 2018, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2019 and 2018.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2019 and 2018.

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

Report on Repricing of Options/SARs

During the fiscal years ended August 31, 2019, and 2018 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2019 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2019, and 2018 are set forth in the table below:

	2019	2018
Audit Fees (1)	$40,000	$40,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2019, and 2018.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2019, and 2018.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2019 and 2018, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 27, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 27, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director