Form 10-K/A
period 2019-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2019-12-04
CIK 1127475

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

None

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No ☒

Explanatory Note:

The purpose of this Amendment No.1 to our Annual Report on Form 10-K for the year ended August 31, 2019 ( the “Form 10-K”) originally filed with the U.S. Securities and Exchange Commission on November 27, 2019 is to include a sentence that was inadvertently left off at the end of a paragraph in Item 9A during production of this report. No other revisions were required.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2019. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2019, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2019.

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

10.3(5)	Share purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.4(5)	Share purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.4(6)	Amendment to Share Exchange Agreement, dated March 31, 2010, between Digital Brand Media & Marketing Group, Inc., and Cloud Channel Limited.
10.5(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.6(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.7(8)	Rescission Resolution of Share Exchange Agreement, dated March 31, 2010, between Digital Brand Media & Marketing Group, Inc. and Bitemark MC Limited
10.8(9)	Agreement to purchase LLC interests
10.9(10)	Amendment to agreement to purchase LLC interests
10.10(11)	Mutual Rescission and Release
14.1(3)	Code of Ethics
31.1*	Section 302 Certification of Executive Director
32.1*	Section 906 Certification of Executive Director
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: December 4, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 4, 2019	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director