Form 10-Q
period 2019-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2020-01-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 14, 2020	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30,	August 31,
	2019	2019
ASSETS

CURRENT ASSETS
Cash	$63,537	$17,563
Accounts receivable, net	31,468	58,172
Prepaid expenses and other current assets	457	470
Total current assets	95,462	76,205

Property and equipment - net	1,229	1,502

TOTAL ASSETS	$96,691	$77,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$347,417	$378,916
Accrued interest	491,841	452,699
Accrued compensation	1,201,430	1,268,289
Loans payable, net	806,868	671,424
Derivative liability	769,133	772,732
Officers loans payable	103,719	142,430
Convertible debentures, net	840,791	840,791
TOTAL LIABILITIES	4,561,199	4,527,281

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 745,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,270,444	9,270,444
Other comprehensive loss	8,014	9,216
Accumulated deficit	(14,502,679)	(14,488,947)

TOTAL STOCKHOLDERS' DEFICIT	$(4,464,508)	$(4,449,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,691	$77,707

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	(Unaudited)
	2019	2018

SALES	$160,134	$122,644

COST OF SALES	101,282	103,653

GROSS PROFIT	58,852	18,991

COSTS AND EXPENSES
Sales, general and administrative	158,018	96,653
Gain on extinguishment of debt	(192,977)	-

TOTAL OPERATING (GAIN) EXPENSES	(34,959)	96,653

OPERATING GAIN (LOSS)	93,811	(77,662)

OTHER (INCOME) EXPENSE
Interest expense	111,142	24,098
Change in fair value of derivative liability	(3,599)	(20,963)
TOTAL OTHER EXPENSE	107,543	3,135

NET LOSS	$(13,732)	$(80,797)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(1,202)	(512)
COMPREHENSIVE LOSS	$(14,934)	$(81,309)

NET LOSS PER SHARE
Basic and diluted	$(0.000)	$(0.000)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended November 30,
	(Unaudited)
	2019	2018

Series 1
Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Common stock and additional paid-in capital
Balance, beginning of year	10,028,162	10,019,762
Issuance of shares of common stock in connection with issuance of debt	-	-
Balance, end of period	10,028,162	10,019,762

Accumulated Deficit
Balance, beginning of year	(14,488,947)	(13,812,485)
Net Income (loss)	(13,732)	(80,797)
Balance, end of period	(14,502,679)	(13,893,282)

Other Comprehensive Income (Loss)
Balance, beginning of year	9,216	8,865
Other comprehensive income (loss)	(1,202)	(512)
Balance, end of period	8,014	8,353

Total Stockholders' Deficit	$(4,464,508)	$(3,863,172)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30,
	(Unaudited)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,732)	$(80,797)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	273	99
Change in fair value of derivative liability	(3,599)	(20,963)
Debt discount amortization	-	-
Gain on extinguishment of debt	(192,977)	-

Changes in operating assets and liabilities:
Accounts receivable	26,641	(4,815)
Provision for bad debt	1,516	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	43,619	(28,748)
Accrued interest	39,142	24,098
Accrued compensation	51,000	51,000

NET CASH USED IN OPERATING ACTIVITIES	(48,117)	(60,126)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	135,444	51,077
Officer loans payable (net repayments) net proceeds	(38,711)	20,095

NET CASH PROVIDED BY FINANCING ACTIVITIES	96,733	71,172

NET INCREASE IN CASH	48,616	11,046

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(2,642)	(512)

CASH - BEGINNING OF PERIOD	17,563	33,118

CASH - END OF PERIOD	63,537	43,652

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.7 million at November 30, 2019 and doesn’t have sufficient cash on hand to satisfy such obligations. However, the Company generated proceeds of $96,733 from financing activities in the three months ending November 30, 2019. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2019.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2019, the Company recognized $25,446, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2019 and 2018.

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

During the three-month period ended November 30, 2019 and 2018, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2019, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company does not anticipate that adopting ASU 2016-02 will have a material impact on its consolidated financial statements and associated disclosures.

In August 2016, FASB issued accounting standards update ASU-2016-15, “Statement of Cash Flows” (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate that adopting ASU-2016-15 will have a material impact on its consolidated financial statements and associated disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	November 30, 2019	August 31, 2019
Computer and office equipment	3 to 5 years	$23,399	$23,399
Less: Accumulated depreciation		(22,170)	(21,897)
		$1,229	$1,502

Depreciation expense amounted to $273 and $99, for the three-month periods ended November 30, 2019 and 2018 respectively.

NOTE 4 – LOANS PAYABLE

	November 30, 2019	August 31, 2019
Loans payable	$806,868	$671,424

The loans payables are due on demand, are unsecured, and are 2-12% interest bearing.

During the three-month periods ended November 30, 2019 and 2018, the Company generated loan proceeds of $135,444 and $51,077, respectively.

In connection with the issuance of the loans payable, the Company issued 12,000,000 restricted common shares of its common stock during the fiscal year 2019.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2019, and August 31, 2019 convertible debentures consisted of the following:

	November 30, 2019	August 31, 2019
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through February 2018, and they bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2019	August 31, 2019
Officers loans payable	$103,719	$142,430

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the three-month periods ended November 30, 2019 and 2018, the Company generated loan proceeds of $5,000 and $20,095, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at November 30,2019, and August 31, 2019 amounted to $769,133 and $772,732 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2019	August 31, 2019
Effective Exercise price	0.0035 - 0.0042	0.0003 - 0.0010
Effective Market price	0.0070	0.0006
Volatility	77.85%	78.95%
Risk-free interest	1.60%	1.76%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the three-month period ended November 30, 2019 is as follows:

Balance at August 31, 2019	$772,732
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(3,599)
Balance, November 30, 2019	$769,133

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

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the fiscal year ended August 31, 2019, the Company issued 12,000,000 in connection with the issuance of a note payable, the fair value of the shares amounted to $8,400.

During the three months ended November 30, 2019, and November 30, 2018, the Company issued 0, and 0 shares of its common stock, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025, as it is evaluating larger quarters.

Total rental expense amounted to $4,435 for the three-month period ended November 30, 2019.

Legal Proceedings

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

NOTE 10 – FOREIGN OPERATIONS

As of November 30, 2019, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2019 and revenues for the three-month period ended November 30, 2019 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$160,134	$160,134
Total revenues	$-	$160,134	$160,134
Identifiable assets at November 30, 2019	$19,451	$77,240	$96,691

As of November 30, 2018, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2018 and revenues for the three-month period ended November 30, 2018 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$122,644	$122,644
Total revenues	$-	$122,644	$122,644
Identifiable assets at November 30, 2019	$13,003	$132,073	$145,076

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2019 The Division of Enforcement Submitted a Petition for Review of Judge Carol Fox Foelak’s Initial Decision dismissing The Administrative Proceedings rendered on November 12, 2019. The Company filed a Motion for Summary Affirmance of The Initial Decision on December 20, 2019.

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

Operations Overview/Outlook

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition. http://www.dbmmgroup.com/wp-content/uploads/2019/12/Digital-Clarity-Creds-Deck_DBMM_Nov2019.pdf

Operationally, fiscal year 2020 has been important in continuing the direction of the Company and steering it toward a scaled growth plan which has been in neutral while the Company addressed certain external challenges beyond its control. Nevertheless, The Company continued to focus on the positive, proven operating model and used that model to expand geographic reach with existing and new clients.

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

For 2019, the Company was shortlisted for the coveted UK Search Awards 2019 having already won the Top Award of Gold at the Digital Impact Awards 2019.

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
Sales in billion U.S. dollars
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

Going forward, there will be an emphasis on investor awareness as soon as the SEC enters a Final Order for the initial decision issued November 12, 2019. DBMM has been current in its filings since July 2018 and are encouraged by the outlook after normal trading has re-commenced which will not occur until Final Order has been issued by the Commission. DBMM intends to make significant strides in aggressively widening its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its increasing influence on consumer decisions. DBMM is targeting these new investors in the public market through a global digital and traditional, integrated campaign which will be run by Digital Clarity, with third parties, as required for distribution.

The expectations for fiscal year 2020 remain to return to normal trading following the dismissal of the SEC Administrative Proceeding regarding delinquent filings which were cured July 15, 2018. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2019

We had approximately $63,000 in cash and our working capital deficiency amounted to approximately $4.4 million at November 30, 2019.

During the three-month period ended November 30, 2019, we used cash in our operating activities amounting to approximately $48,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $14,000 adjusted for the following:

Change in fair value of derivative liability of $3,599.

Nonrecurring gain in extinguishment of debt of $ 192,977

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

An increase in our accounts payable and accrued expenses of approximately $43,619

An increase in our accrued salaries of approximately $51,000

During the quarter ended November 30, 2019, we generated cash from financing activities of $96,733, which consist of the proceeds from the issuance of loan payables.

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

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended November 30,
			Increase/	Increase/
	Unaudited		(Decrease)	Decrease
	2019	2018	$ 2019 vs 2018	$ 2019 vs 2018

SALES	$160,134	$122,644	$37,490	31%

COST OF SALES	101,282	103,653	(2,371)	-2%

GROSS PROFIT	58,852	18,991	39,861

COSTS AND EXPENSES
Sales, general and administrative	158,018	96,653	61,365	63%
Gain on extinguishment of debt	(192,977)	-	(192,977)	NM

TOTAL OPERATING (GAIN) EXPENSES	(34,959)	96,653	(131,612)

OPERATING GAIN (LOSS)	93,811	(77,662)	171,473	-221%

OTHER (INCOME) EXPENSE
Interest expense	111,142	24,098	87,044	361%
Change in fair value of derivative liability	(3,599)	(20,963)	17,364	-83%

TOTAL OTHER EXPENSE	107,543	3,135	104,408	278%

NET LOSS	$(13,732)	$(80,797)	$67,065

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Optimization Services, Web Design, and Social Media.

For the three-month period ended November 30, 2019 our primary sources of revenue are the Per-Click Advertising and Web Design. These primary sources amounted to 57% during the three-month period ended November 30, 2019. Our secondary sources of revenue are our Social Media. These secondary sources amounted to approximately 42.9% of our revenues.

During the three-month period ended November 30, 2019, our revenues increased when compared to the prior y period primarily as a result of increase in sales related to Social Media.

During the three-month period ended November 30, 2019, our cost of sales decreased primarily from staff salaries.

The legal and professional fees during the three-month period ended November 30, 2019 when compared to the comparable prior period, increased primarily due to services provided by professionals in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes and loans, increased during the three-month period ended November 30, 2019 primarily attributable to the new loan payables, during the three-month period ended November 30, 2019 is at approximately the same level as incurred during three-month period ended November 30, 2018.

Gain on extinguishment of debt increased during the three-month period ended November 30, 2019, when compared to the comparable prior period. The increase is attributable to an analysis of certain liabilities performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable prior period.

The decrease on derivative liabilities is primarily attributable due decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at November 30, 2019 when compared to November 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2019. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2019 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

The Hearing for January 15, 2019 was re-scheduled because of government shutdown. Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019 based on being current as of July 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the hearing. The Division did not support the dismissal in a response to which Digital Brand filed two Amendments to the Consolidated 10-K for 2015-2016-2017 and the 10-K for 2018 on April 23 and 24, 2019 respectively, and Amendments No. 2 on October 1, 2019 to supersede language in Part II, Item 9A. On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal becomes effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, following the Commission’s Order of Finality. On December 3, 2019 The Division of Enforcement Submitted a Petition for Review of Judge Carol Fox Foelak’s Initial Decision dismissing The Administrative Proceedings rendered on November 12, 2019. The Company filed a Motion for Summary Affirmance of The Initial Decision on December 20, 2019.

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

Date: January 14, 2020

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director