Form 10-Q
period 2020-02-29
Digital Brand Media & Marketing Group, Inc.
filed 2020-04-08
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 8, 2020	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	February 29,	August 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$15,710	$17,563
Accounts receivable, net	38,665	58,172
Prepaid expenses and other current assets	470	470
Total current assets	54,845	76,205

Property and equipment - net	272	1,502

TOTAL ASSETS	$55,117	$77,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,833	$378,916
Accrued interest	559,435	452,699
Accrued compensation	1,253,827	1,268,289
Loans payable, net	889,267	671,424
Derivative liability	758,648	772,732
Officers loans payable	83,162	142,430
Convertible debentures, net	840,791	840,791
TOTAL LIABILITIES	4,683,963	4,527,281

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 745,718,631, shares issued and outstanding, and additional paid in capital	10,028,162	10,028,162
Other comprehensive income	6,545	9,216
Accumulated deficit	(14,665,548)	(14,488,947)

TOTAL STOCKHOLDERS' DEFICIT	$(4,628,846)	$(4,449,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,117	$77,707

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Unaudited		Unaudited
	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

SALES	$80,666	$118,057	$240,800	$240,702

COST OF SALES	92,055	98,611	193,337	202,263

GROSS (LOSS) PROFIT	(11,389)	19,446	47,463	38,439

COSTS AND EXPENSES
Sales, general and administrative	94,371	157,772	252,389	254,426
Gain on extinguishment of debt	-	-	(192,977)	-

TOTAL OPERATING EXPENSES	94,371	157,772	59,412	254,426

OPERATING LOSS	(105,760)	(138,326)	(11,949)	(215,987)

OTHER (INCOME) EXPENSE
Interest expense	67,594	34,184	178,736	58,282
Change in fair value of derivative liability	(10,485)	(1,035)	(14,084)	(21,998)
TOTAL OTHER EXPENSE	57,109	33,149	164,652	36,284

NET LOSS	$(162,869)	$(171,475)	$(176,601)	$(252,271)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(1,469)	(3,260)	(2,671)	(3,772)
COMPREHENSIVE LOSS	$(164,338)	$(174,735)	$(179,272)	$(256,043)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631	757,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Unaudited
	For the Six Months Ended
	February 29,	February 28,
	2020	2019

Series 1
Preferred stock
Balance, beginning and end of period	$1,995	$1,995

Common stock and additional paid-in capital
Balance, beginning of year	10,028,162	10,019,762
Issuance of shares of common stock in connection with issuance of debt	-	8,400
Balance, end of period	10,028,162	10,028,162

Accumulated deficit
Balance, beginning of year	(14,488,947)	(13,812,485)
Net income (loss)	(176,601)	(252,271)
Balance, end of period	(14,665,548)	(14,064,756)

Other comprehensive income (loss)
Balance, beginning of year	9,216	8,865
Other comprehensive income (loss)	(2,671)	(3,772)
Balance, end of period	6,545	5,093

Total Stockholders' deficit	$(4,628,846)	$(4,029,506)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the Six Months Ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(176,601)	$(252,271)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,751	100
Change in fair value of derivative liability	(14,084)	(21,998)
Debt discount amortization	-	8,400
Gain on extinguishment of debt	(192,977)	-

Changes in operating assets and liabilities:
Accounts receivable	16,355	(6,353)
Provision for bad debt	1,294	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	(4,965)	17,566
Accrued interest	106,736	58,282
Accrued compensation	102,000	102,000

NET CASH USED IN OPERATING ACTIVITIES	(160,491)	(94,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(521)	-

NET CASH USED IN INVESTING ACTIVITIES	(521)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	217,843	106,209
Officer loans payable (net repayments) net proceeds	(59,268)	13,690

NET CASH PROVIDED BY FINANCING ACTIVITIES	158,575	119,899

NET INCREASE (DECREASE) IN CASH	(2,437)	25,625

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	584	(3,772)

CASH - BEGINNING OF PERIOD	17,563	33,117

CASH - END OF PERIOD	15,710	54,970

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$8,400

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.8 million at February 29, 2020 and doesn’t have sufficient cash on hand to satisfy such obligations. However, the Company generated proceeds of $158,575 from financing activities during the six months ending February 29, 2020. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of six months or less to be cash equivalents. The Company had no cash equivalents as of February 29, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 29, 2020, the Company recognized $25,224, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of February 29, 2020 and February 28, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 29, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 29, 2020 and February 28, 2019, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 29, 2020, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 29, 2020 and therefore classified as Level 1 within our fair value hierarchy.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial statements and associated disclosures.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	February 29, 2020	August 31, 2019
Computer and office equipment	3 to 5 years	$23,920	$23,399
Less: Accumulated depreciation		(23,648)	(21,897)
		$272	$1,502

Depreciation expense amounted to $1,751 and $100, for the six-month periods ended February 29, 2020 and February 28, 2019 respectively.

NOTE 4 – LOANS PAYABLE

	February 29, 2020	August 31, 2019
Loans payable	$889,267	$671,424

The loans payables are due on demand, are unsecured, and are 2-12% interest bearing.

During the six-month periods ended February 29, 2020 and February 28, 2019, the Company generated loan proceeds of $217,843 and $106,209, respectively.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

NOTE 5 – CONVERTIBLE DEBENTURES

At February 29, 2020, and August 31, 2019 convertible debentures consisted of the following:

	February 29, 2020	August 31, 2019
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through February 2019, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	February 29, 2020	August 31, 2019
Officers loans payable	$83,162	$142,430

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the six-month periods ended February 29, 2020 and February 28, 2019, the Company generated loan proceeds of $0 and $25,000, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at February 29, 2020, and August 31, 2019 amounted to $758,648 and $772,732 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 29, 2020	August 31, 2019
Effective Exercise price	0.0012 - 0.0019	0.0003 - 0.0010
Effective Market price	0.0024	0.0006
Volatility	74.95%	78.95%
Risk-free interest	0.97%	1.76%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the six-month period ended February 29, 2020 is as follows:

Balance at August 31, 2019	$772,732
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(14,084)
Balance, February 29, 2020	$758,648

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

Total rental expense amounted to $8,883 for the six-month period ended February 29, 2020.

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

NOTE 10 – FOREIGN OPERATIONS

As of February 29, 2020, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 29, 2020 and revenues for the six-month period ended February 29, 2020 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$240,800	$240,800
Total revenues	$-	$240,800	$240,800
Identifiable assets at February 29, 2020	$4,592	$50,525	$55,117

As of February 28, 2019, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2019 and revenues for the six-month period ended February 28, 2019 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$240,702	$240,702
Total revenues	$-	$240,702	$240,702
Identifiable assets at February 28, 2019	$21,780	$130,751	$157,931

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through April 8, 2020, which is the date the financial statements were available to be issued.

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our services.

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

Coincidently, business development has slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union and global concerns about the COVID-19, and its near- and long-term implications. Since 2017, DBMM was able to attract new investors to provide the financing required to complete all delinquent filings beginning with the 2015-2016-2017 Super 10-K, and to keep DBMM current in SEC reporting, The Company received a commitment for future working capital in order to grow the Company in key markets, with the intent to move to DBMM profitability. At that point, DBMM would not require future financing until it was ready to acquire 1-2 additional companies to complement and further develop the digital marketing business. The Company also settled its long-standing litigation with a toxic lender, with the settlement fully paid, thus closing the proceeding. Growth capital will increase as the client base re-balanced.

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

The expectations for fiscal year 2020 remains to return to normal trading following the dismissal of the SEC Administrative Proceeding regarding delinquent filings which were cured July 15, 2018. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders, once the 2Q identified global pandemic’s effect is quantified and considered in business development. DBMM’s brand, Digital Clarity, has competitive advantage and intends to meet the challenge as it has in the past.

SIX-MONTH PERIOD ENDED FEBRUARY 29, 2020

We had approximately $16,000 in cash and our working capital deficiency amounted to approximately $4.6 million at February 29, 2020.

During the six-month period ended February 29, 2020, we used cash in our operating activities amounting to approximately $160,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $176,601 adjusted for the following:

Change in fair value of derivative liability of $14,084.

Nonrecurring gain in extinguishment of debt of $ 192,977

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $4,965

An increase in our accrued salaries of approximately $102,000

During the quarter ended February 29, 2020, we generated cash from financing activities of $158,575, which consist of the proceeds from the issuance of loan payables.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2019

We had approximately $55,000 in cash and our working capital deficiency amounted to approximately $4.0 million at February 28, 2019.

During the six-month period ended February 28, 2019, we used cash in our operating activities amounting to approximately $95,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $252,271 adjusted for the following:

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

RESULTS OF OPERATIONS

		Unaudited Consolidated Operating Results

	For the Three Months Ended				For the Six Months Ended
	February 29,	February 28,	Increase/	Increase/	February 29,	February 28,	Increase/	Increase/
	Unaudited		(Decrease)	Decrease	Unaudited		(Decrease)	Decrease
	2020	2019	$ 2020 vs 2019	$ 2020 vs 2019	2020	2019	$ 2020 vs 2019	$ 2020 vs 2019

SALES	$80,666	$118,057	$(37,391)	-32%	$240,800	$240,702	$98	0.04%

COST OF SALES	92,055	98,611	(6,556)	-7%	193,337	202,263	(8,926)	-4%

GROSS PROFIT	(11,389)	19,446	(30,835)		47,463	38,439	9,024

COSTS AND EXPENSES
Sales, general and administrative	94,371	157,772	(63,401)	-40%	252,389	254,426	(2,037)	-1%
Gain on extinguishment of debt	-	-	-	-	(192,977)	-	(192,977)	-

TOTAL OPERATING EXPENSES	94,371	157,772	(63,401)		59,412	254,426	(195,014)

OPERATING LOSS	(105,760)	(138,326)	32,566	-24%	(11,949)	(215,987)	204,038	-94%

OTHER (INCOME) EXPENSE
Interest expense	67,594	34,184	33,410	98%	178,736	58,282	120,454	207%
Change in fair value of derivative liability	(10,485)	(1,035)	(9,450)	913%	(14,084)	(21,998)	7,914	-36%

TOTAL OTHER EXPENSE	57,109	33,149	23,960	1011%	164,652	36,284	128,368	171%

NET LOSS	$(162,869)	$(171,475)	$8,606		$(176,601)	$(252,271)	$75,670

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Web Design, and Social Media.

For the three and six-month period ended February 29, 2020 our primary sources of revenue are the Per-Click Advertising. This primary source amounted to 63% during the six-month period ended February 29, 2020. Our secondary sources of revenue are our Web Design and Social Media. These secondary sources amounted to approximately 6% of our revenues.

During the six-month period ended February 29, 2020, our revenues were consistent when compared to the prior period. During the three-month period ended February 29, 2020, our revenues decreased, primarily as a result of decreased commercial activities related to the Coronavirus.

During the three and six-month period ended February 29, 2020, our cost of sales decreased primarily from staff salaries.

The sales, general and administrative expenses during the six-month period ended February 29, 2020 were consistent when compared to the prior period. During the three-month period ended February 29, 2020, our sales, general and administrative expenses decreased, primarily as a result of decreased in legal and professional fees in connection with the Company’s fillings.

Interest expense, which include interest accrued on certain notes and loans, increased during the six-month period ended February 29, 2020, due to an additional consideration to satisfy its obligations under certain unsecured loans payable. During the three-month period ended February 29, 2020, interest expense increased due to new loan payables compared to the prior period.

Gain on extinguishment of debt increased during the six-month period ended February 29, 2020, when compared to the comparable prior period. The increase is attributable to an analysis of certain liabilities performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable prior period.

The decrease on derivative liabilities is primarily attributable due decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at February 29, 2020 when compared to February 28, 2019.

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

Based upon the evaluation, our Management, including our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2020. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 8, 2020

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director