Form 10-Q
period 2020-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2020-07-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 14, 2020	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	May 31,	August 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$73,914	$17,563
Accounts receivable, net	24,385	58,172
Prepaid expenses and other current assets	470	470
Total current assets	98,769	76,205

Property and equipment - net	-	1,502

TOTAL ASSETS	$98,769	$77,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$286,272	$378,916
Accrued interest	613,846	452,699
Accrued compensation	1,289,827	1,268,289
Loans payable, net	929,267	671,424
Derivative liability	763,241	772,732
Officers loans payable	83,314	142,430
Convertible debentures, net	840,791	840,791
Total current liabilities	4,806,558	4,527,281

Loan payable, net of short-term portion	49,385	-

TOTAL LIABILITIES	4,855,943	4,527,281

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 757,718,631, shares issued and outstanding, and additional paid in capital	10,028,162	10,028,162
Other comprehensive loss	6,745	9,216
Accumulated deficit	(14,794,076)	(14,488,947)

TOTAL STOCKHOLDERS' DEFICIT	$(4,757,174)	$(4,449,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,769	$77,707

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Unaudited		Unaudited
	For the Three Months Ended May 31 ,		For the Nine Months Ended May 31,

	2020	2019	2020	2019

SALES	$82,001	$88,530	$322,801	$329,232

COST OF SALES	47,241	100,969	240,578	303,232

GROSS (LOSS) PROFIT	34,760	(12,439)	82,223	26,000

COSTS AND EXPENSES
Sales, general and administrative	92,860	127,183	345,249	381,608
Gain on extinguishment of debt	-	-	(192,977)	-

TOTAL OPERATING EXPENSES	92,860	127,183	152,272	381,608

OPERATING LOSS	(58,100)	(139,622)	(70,049)	(355,608)

OTHER (INCOME) EXPENSE
Interest expense	78,411	32,141	257,147	90,423
Other income	(12,577)	-	(12,577)	-
Change in fair value of derivative liability	4,593	34,406	(9,491)	12,409
TOTAL OTHER EXPENSE	70,427	66,547	235,079	102,832

NET LOSS	$(128,527)	$(206,169)	$(305,128)	$(458,440)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	200	(1,047)	(2,471)	(4,819)
COMPREHENSIVE LOSS	$(128,327)	$(207,216)	$(307,599)	$(463,259)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631	757,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Nine Months Ended May 31,
	(Unaudited)
	2020	2019

Series 1
Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Common stock and additional paid-in capital
Balance, beginning of period	10,028,162	10,019,762
Issuance of shares of common stock in connection with issuance of debt		8,400
Balance, end of period	10,028,162	10,028,162

Accumulated Deficit
Balance, beginning of period	(14,488,948)	(13,812,485)
Net loss	(305,128)	(458,440)
Balance, end of period	(14,794,076)	(14,270,925)

Other Comprehensive Income (Loss)
Balance, beginning of period	9,216	8,865
Other comprehensive income (loss)	(2,471)	(4,819)
Balance, end of period	6,745	4,046

Total Stockholders' Deficit	$(4,757,174)	$(4,236,722)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	For the Nine Months Ended May 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(305,128)	$(458,440)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,023	210
Change in fair value of derivative liability	(9,491)	12,409
Debt discount amortization	-	8,400
Gain on extinguishment of debt	(192,977)	-

Changes in operating assets and liabilities:
Accounts receivable	30,041	6,650
Provision for bad debt	363	-
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	(18,747)	(5,776)
Accrued interest	161,147	90,423
Accrued compensation	140,500	153,000

NET CASH USED IN OPERATING ACTIVITIES	(192,269)	(193,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(521)	-

NET CASH USED IN INVESTING ACTIVITIES	(521)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	307,228	171,727
Officer loans payable (net repayments) net proceeds	(59,116)	13,853

NET CASH PROVIDED BY FINANCING ACTIVITIES	248,112	185,580

NET INCREASE IN CASH	55,322	(7,544)

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	1,029	(4,819)

CASH - BEGINNING OF PERIOD	17,563	33,117

CASH - END OF PERIOD	$73,914	$20,754

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$8,400

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

The Company strategically focuses on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering positions the Company in a strong, forward looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! and Bing), Social Media (Twitter, Facebook and LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.8 million at May 31, 2020 and doesn’t have sufficient cash on hand to satisfy such obligations. However, the Company generated proceeds of $248,112 from financing activities during the nine months ending May 31, 2020. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of six months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2020, the Company recognized $24,293, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of May 31, 2020 and May 31, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2020 and May 31, 2019, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2020, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2020 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	May 31, 2020	August 31, 2019
Computer and office equipment	3 to 5 years	$23,920	$23,399
Less: Accumulated depreciation		(23,920)	(21,897)
		$-	$1,502

Depreciation expense amounted to $2,023 and $210, for the nine-month periods ended May 31, 2020 and May 31, 2019 respectively.

NOTE 4 – LOANS PAYABLE

	May 31,	August 31,
	2020	2019
Loans payable short-term	929,267	671,424
Loans payable long-term	49,385	-
	$978,652	$671,424

The loans payables are generally due on demand, are unsecured, and are bearing interest at a range of 2-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $49,385 at May 31, 2020 bears interest rate at 2.5%, is unsecured, matures in May 2026 with principal and interest payable monthly starting in May 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

During the nine-month periods ended May 31, 2020 and May 31, 2019, the Company generated loan proceeds of $307,228 and $171,727, respectively.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2020 are as follows:

Twelve-month period ended

May 31, 2021	$929,267
May 31, 2022	9,877
May 31, 2023	9,877
May 31, 2024	9,877
May 31, 2025	9,877
Thereafter	9,877
$978,652

NOTE 5 – CONVERTIBLE DEBENTURES

At May 31, 2020, and August 31, 2019 convertible debentures consisted of the following:

	May 31, 2020	August 31, 2019
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through May 2019, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2020	August 31, 2019
Officers loans payable	$83,314	$142,430

The loans payables are due on demand, are unsecured, and are non-interest bearing.

During the nine-month periods ended May 31, 2020 and May 31, 2019, the Company generated loan proceeds of $0 and $13,853, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at May 31, 2020, and August 31, 2019 amounted to $763,241 and $772,732 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2020	August 31, 2019
Effective Exercise price	0.00085 - 0.00136	0.0003 - 0.0010
Effective Market price	0.0017	0.0006
Volatility	78.26%	78.95%
Risk-free interest	0.17%	1.76%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the nine-month period ended May 31, 2020 is as follows:

Balance at August 31, 2019	$772,732
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(9,491)
Balance, May 31, 2020	$763,241

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

Total rental expense amounted to $12,923 for the nine-month period ended May 31, 2020.

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

NOTE 10 – FOREIGN OPERATIONS

As of May 31, 2020, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2020 and revenues for the nine-month period ended May 31, 2020 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$322,801	$322,801
Total revenues	$-	$322,801	$322,801
Identifiable assets at May 31, 2020	$5,283	$93,486	$98,769

As of May 31, 2019, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2019 and revenues for the nine-month period ended May 31, 2019 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$329,232	$329,232
Total revenues	$-	$329,232	$329,232
Identifiable assets at May 31, 2019	$15,260	$95,342	$110,602

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions for potential recognition or disclosure through July 14, 2020, which is the date the financial statements were available to be issued.

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

New studies projected that the worldwide retail eCommerce sales will reach a new high by 2021. Ecommerce businesses should anticipate a 265% growth rate, from $1.3 trillion in 2014 to $4.9 trillion in 2021. This shows a future of steady upward trend with no signs of decline.

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
© Statista 2018
Additional Information:

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

NINE-MONTH PERIOD ENDED MAY 31, 2020

We had approximately $74,000 in cash and our working capital deficiency amounted to approximately $4.7 million at May 31, 2020.

During the nine-month period ended May 31, 2020, we used cash in our operating activities amounting to approximately $192,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $305,128 adjusted for the following:

Change in fair value of derivative liability of $9,491.

Nonrecurring gain in extinguishment of debt of $ 192,977

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

A decrease in our accounts payable and accrued expenses of approximately $18,747

An increase in our accrued salaries of approximately $140,500

During the quarter ended May 31, 2020, we generated cash from financing activities of $248,112, which consist of the proceeds from the issuance of loan payables.

NINE-MONTH PERIOD ENDED MAY 31, 2019

We had approximately $21,000 in cash and our working capital deficiency amounted to approximately $4.2 million at May 31, 2019.

During the nine-month period ended May 31, 2019, we used cash in our operating activities amounting to approximately $193,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $458,440 adjusted for the following:

Change in fair value of derivative liability of $12,409.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

An increase in our accounts payable and accrued expenses of approximately $5,776.

An increase in our accrued salaries of approximately $153,000.

During the quarter ended May 31, 2019, we generated cash from financing activities of $185,580, which consist of the proceeds from the issuance of loan payables.

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended May 31,				For the Nine Months Ended May 31,
			Increase/	Increase/			Increase/	Increase/
	Unaudited		(Decrease)	Decrease	Unaudited		(Decrease)	Decrease
	2020	2019	$ 2020 vs 2019	$ 2020 vs 2019	2020	2019	$ 2020 vs 2019	$ 2020 vs 2019

SALES	$82,001	$88,530	$(6,529)	-7%	$322,801	$329,232	$(6,431)	-1.95%

COST OF SALES	47,241	100,969	(53,728)	-53%	240,578	303,232	(62,654)	-21%

GROSS PROFIT	34,760	(12,439)	47,199		82,223	26,000	56,223

COSTS AND EXPENSES
Sales, general and administrative	92,860	127,183	(34,323)	-27%	345,249	381,608	(36,359)	-10%
Gain on extinguishment of debt	-	-	-	-	(192,977)	-	192,977	-

TOTAL OPERATING EXPENSES	92,860	127,183	(34,323)		152,272	381,608	(229,336)

OPERATING LOSS	(58,100)	(139,622)	(81,522)	58%	(70,049)	(355,608)	(285,559)	80%

OTHER (INCOME) EXPENSE
Interest expense	78,411	32,141	46,270	144%	257,147	90,423	166,724	184%
Other income	(12,577)	-	12,577	NM	(12,577)	-	12,577	NM
Change in fair value of derivative liability	4,593	34,406	(29,813)	-87%	(9,491)	12,409	(21,900)	-176%

TOTAL OTHER EXPENSE	70,427	66,547	29,034	57%	235,079	102,832	157,401	8%

NET LOSS	$(128,527)	$(206,169)	$(77,642)		$(305,128)	$(458,440)	$(153,312)

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Web Design, and Social Media.

For the three and nine-month period ended May 31, 2020 our primary sources of revenue are the Pay-Per-Click Advertising. This primary source amounted to 53% during the nine-month period ended May 31, 2020. Our secondary sources of revenue are our Web Design and Social Media. These secondary sources amounted to approximately 6% of our revenues.

During the three and nine-month periods ended May 31, 2020, our revenues were consistent when compared to the prior period.

During the three and nine-month periods ended May 31, 2020, our cost of sales decreased primarily from the receipt of an UK tax credit, and to a lesser extent, reduction in personal payroll.

The sales, general and administrative expenses during the three and nine-month periods ended May 31, 2020 decrease from prior periods. Our sales, general and administrative expenses decreased, primarily as a result of decreased in support costs and legal expenses increased in connection with the Company’s filings.

Interest expense, which include interest accrued on certain notes and loans, increased during the nine-month period ended May 31, 2020, due to an additional consideration to satisfy its obligations under certain unsecured loans payable. During the three-month period ended May 31, 2020, interest expense increased due to new loan payables compared to the prior period.

Other income, which include a non-recurring grant from the UK Government to support small businesses during the three and nine month periods ended May 31, 2020.

Gain on extinguishment of debt increased during the nine-month period ended May 31, 2020, when compared to the comparable prior period. The increase is attributable to an analysis of certain liabilities performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable prior period.

The decrease on derivative liabilities is primarily attributable due decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at May 31, 2020 when compared to May 31, 2019.

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

Based upon the evaluation, our Management, including our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2020. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2020 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 14, 2020

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director