Form 10-K
period 2020-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2020-12-15
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 333-85072

DBMM GROUP

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

WWW.DBMMGROUP.COM

(Name of small business issuer in its charter)

Florida	59-3666743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

845 Third Avenue, 6th Floor, New York, NY 10022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed third fiscal quarter: on May 29, 2020: $1,439,665

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 757,718,631 Outstanding as of December 14, 2020

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

Item 1. Description of Business

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in four key areas:

●	SearchEngine Marketing – for search engines like Google, Yahoo etc.

●	WebDesign – building sites for web, mobile and tablet devices.

●	Analytics – measuring and analyzing web traffic to optimize performance.

●	SocialMedia – planning and measuring social metrics digitally in order to diagnose strategy.

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. Entertainment, Fashion and Sports industries, as well as Automotive, eCommerce, and Investment Bankings proven markets.

The Company is rolling out the services of both the technology and marketing services offerings from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent in fiscal year 2020 was to continue this strategy as cash infusion will immediately correlate to increased revenues. Growth is clearly a function of available capital. Fiscal year 2020 reflected the Company's continued progress by being awarded contracts for a number of new clients, in the mist of a very challenging year because of external factors beyond the Company’s control, specifically the pandemic and the SEC Matter awaiting the Commission’s final affirmation of the dismissal. The contract model strategy results in a full digital technology and marketing consultancy from design following an analysis of the client's analytics, then executing and stewarding the evolution of the model. The Company's mantra is "ROI is our DNA," the underlying focus for business development.

Employees

As of August 31, 2020, the Company had seven full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM's Corporate address is 845 Third Avenue, 6th Floor, New York, NY 10022. The operating headquarters is located in the UK as Stylar Ltd., trading as Digital Clarity. is on a month-to-month lease at $1,416, as it is evaluating larger quarters.

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

The Hearing for January 15, 2019 was re-scheduled because of government shutdown. Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019 based on being current as of July 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the hearing. The Division did not support the dismissal in a response to which Digital Brand filed two Amendments to the Consolidated 10-K for 2015-2016-2017 and the 10-K for 2018 on April 23 and 24, 2019 respectively, and Amendments No. 2 on October 1, 2019 to supersede language in Part II, Item 9A. On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal becomes effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, following the Commission’s Order of Finality. On December 3, 2019 The Division of Enforcement Submitted a Petition for Review of Judge Carol Fox Foelak’s Initial Decision dismissing the Administrative Proceedings rendered on November 12, 2019. The Company filed a Motion for summary affirmance of the Initial Decision on December 20, 2019. The Motion for Summary Affirmance was not opposed by Enforcement.

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

Year Ended August 31, 2020:	High	Low
First Quarter	$0.007	$0.0002
Second Quarter	$0.007	$0.0017
Third Quarter	$0.0032	$0.0015
Fourth Quarter	$0.0076	$0.0015

Year Ended August 31, 2019:	High	Low
First Quarter	$0.0014	$0.0005
Second Quarter	$0.0001	$0.0001
Third Quarter	$0.0012	$0.0002
Fourth Quarter	$0.0008	$0.0002

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2020 and August 31, 2019 were $0.0076 and $0.0006 per share respectively. As of August 31, 2020, and August 31, 2019, there were 120 holders of record of our common stock respectively.

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

Operations Overview/Outlook

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition http://www.dbmmgroup.com/wp-content/uploads/2020/11/Digital-Clarity-Creds-Deck_DB64F.pdf.

Coronavirus lockdown has halted many business processes starting from manufacturing, supply chain to logistics, and marketing. Digital Clarity is no exception, and the negative impact is measurable.

Some businesses have closed or paused their digital marketing activities temporarily, because of this uncertainty. That mindset results in drastically decreased online traffic, sales, engagement, conversation, and pushed down search ranking.

Digital marketing is not a quick-fix solution to gain momentum. Therefore, it does not give companies visibility overnight. Many companies using digital marketing techniques such as search engine optimization (SEO) or social media marketing, are already aware that implementations take three to four months’ time to achieve positive results. Our company mantra remains, “ROI is our DNA.”

This means that although there has been a slowdown in existing business and new business development has also slowed considerably there is a need for reinforcement of the digital values proposition to bring or maintain a company’s brand front and center.

Operationally, fiscal year 2020 has been important in continuing the direction of the Company and steering it toward a scaled growth plan which has been in neutral while the Company addressed certain external challenges beyond its control. This has also been impacted by the worldwide pandemic of Covid-19. Nevertheless, The Company continued to focus on the positive, proven operating model and used that model to a certain maintain of existing clients and through its digital infrastructure, is perfectly placed to expand geographic reach to new clients in 2021.

Through a turbulent 2020 to date, DBMM continues to build on its strengths. Like the rest of the world, the effect of Covid-19 and the Pandemic that still persists are a paramount concern, the Company has strong relationships within the market will continue to extend its business focus to a wide variety of industry verticals.

The heart of the business is its marketing consultancy. DBMM Group’s main business Digital Clarity works in the area of Digital Marketing. Understanding each client and developing the model to individualize the outlook has been essential and is differentiating and is its competitive advantage. This kind of close relationship with its clients resulted in Digital Clarity being considered a close professional and trusted advisor.

Why Digital Experts are in demand

The world is changing, and technology is taking the lead. Today, everything is going digital -- entertainment, health, real estate, banking and even currencies. This is, however, understandable. In North America alone, 95% of the population are online (statista).

With everything turning to digital, it means companies are also jumping online to market their businesses. And to survive the challenges of digital marketing, brands need to keep up with the latest trends. Successfully reaching one’s target audience is no longer just putting out TV and print ads. These days, social media is the new arena of digital marketers, with Statista claiming 4.6 billion people are active social media users as of October 2020.

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

Shoppers STILL Use a Mix of Digital Touchpoints DURING COVID-19 along the Buying Journey

●	In the discovery and evaluation part of the journey, search engines, social media feeds, and influencers are popular ways for shoppers to get product inspiration outside a brand’s properties.
●

In the buying part of the journey, there are new types of purchase points emerge. Mobile wallets are behind e-mail as a place to make purchases. And 14% of shoppers are making purchases through social media

 Customers Still Face Silos Across Channels – THE DIGITAL LANDCAPE THROUGH THE PANDEMIC

●	Customers are accessing multiple touchpoints during a purchase but there is a significant disconnect within companies.
●	75% of consumers expect consistent interactions across all departments.
●	However, 58% say that they feel like they’re communicating with separate departments and not one company.
●	And when it comes to service issues, 70% of customers expect all of the reps to have the same information about them, but 64% say that they have to re-explain issues.

Digital Sales Are Becoming More Active Than Holiday Period

●

In today’s environment, unified channels and customer service are more important than ever, as non-essential businesses closed their doors to help slow the spread of Covid-19. This meant that retailers and shoppers alike had to pivot overnight to a digital-only reality.

●	Digital sales growth by 18% in Q1 2020 compared to Q1 2019
●	We see traffic growth by 13% in Q1 2020 compared to Q1 2019. - Desktop and Social Surge in Traffic - In addition to the rise in digital commerce and traffic, there are two more unusual trends.
●

The first relates to desktop traffic. In Q1 2019, desktop traffic declined by 9%, but grew by 9% in Q1 2020. With people stuck inside and not on the move, there’s a pronounced switch to desktop traffic and purchases.

●	Another trend is that traffic from social media has grown quickly. In Q1 2019, the share of traffic coming from social media was 6%. This jumped to 8% for Q1 2020.

Verticals Experience Different Order Growth - the surge in digital commerce is not evenly distributed

●	Home related goods clearly saw astonishing growth, up 70% in Q1 2020.
●	Learning and active apparel experienced growth over 35% in digital orders in Q1 2020.
●	However, luxury and general apparel only grew around 10% in Q1 2020, which is lower than their Q1 2019 performances.

Areas that Digital Clarity excel are areas that need to be considered today

●	Market from Home - Deploy campaigns quickly from home, collaborate across teams and keep marketers engaged with apps
●	Engage Customers with Empathy - Listening to customers, use real-time data to better understand their current situation and needs
●	Personalize Digital Communications - Accelerate digital channel adoptions, deliver the right message, to the right person, at the right time
●	Optimize Budget Spends – Digital Clarity unify marketing performance and make real-time decisions to minimize the negative impact

Sources From: Deloitte Digital and Salesforce 2020

Among, its range of services, Digital Clarity help companies ‘get found’ on search engines like Google. The Market Share chart from Statista, we can see that Google has the lion’s share of the search market worldwide. As a Google Premier Partner, Digital Clarity are well placed to advise, consult and grow companies, in 2021 and beyond.

From Google’s parent Alphabet’s latest results, In the third quarter of 2020, Google's revenue amounted to 46.02 billion U.S. dollars, up from 37.99 billion U.S. dollars in the preceding quarter. Google's main revenue source is advertising through Google sites and its network.

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

Search - overall

Search makes up half (52%) of this, increasing on par at 15% to £3.3bn, next is non-video display at £1.33bn (+9%), then video display £967m (40%). Classifieds remains at £726m and other remained at £41m.

Digital Clarity embrace Google’s Machine Learning marketing suite

Machine learning and AI have grown at a rapid pace and are an integral part of day to day search advertising management and planning. Though machine learning has been an integral part of the ad world, what has been more significant has been the addition of Artificial Intelligence or AI. According to a recent report in The Harvard Business Review by Deloitte, AI in Digital Marketing is not just getting bigger, it’s getting far more persuasive

MIT researchers recently unveiled a chip that can perform inference using neural network computations three to seven times faster than previous chips, and with up to 95 percent less power consumption. Dozens of companies working on new generations of AI chips—for use both in and outside of data centers—are attracting significant investment. These companies raised more than $1.5 billion in funding last year, nearly twice the amount they raised the year before.

According to Gartner, 80% of emerging technologies will have AI foundations by 2021 and beyond.

Digital Clarity perfectly positioned for the future

According to Gartner's Digital Business Acceleration report: Where to Focus Now, Enterprises have the intention of becoming more digital due to COVID-19.

Content Marketing

Although still extremely important, the internet has become inundated with too much content. There is consensus among companies that in order to succeed, brands need to be creating content that is valuable to readers. To do this, you need to understand consumer trends, data and engagement. Machine learning tools alongside Digital Clarity’s strategic approach allows its clients to reduce the amount of time spent tracking data, as well as better decipher that data to create actionable tasks that will lead to success.

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

Digital Clarity have continued to develop their Digital Consulting and Strategy Planning offering. The forward looking program is to be a recognized leader in this field and fulfill companies seeking Digital Transformation for their originations.

Digital Marketing Services

There is no denying that 2020 has proved challenging for Digital Marketing Services. When the pandemic hit in March, many companies’ long-term plans and strategies were thrown out the window, as everyone from the frontlines to the C-suite shifted into fire-fighting mode. Many worked around the clock by leveraging remote technology.

Most businesses, except for those engaged in essentials, have been at a standstill and enterprises are cutting back on costs. The axe falls on marketing. The virus has brought most scheduled digital marketing plans to a grinding halt or slowed them down. The impact is felt in digital marketing, with predicted patterns now appearing skewed.

During the main part of the lock-down., Google announced $800 million in funding and grants for businesses advertisers. It has on offer $ 340 million in credits for active advertisers. The clear opportunity is at the foundation of the Company, namely the need to expedite and continue to encourage development in the digital marketing services sector. The marketing services product is labour intensive and thus the Company must jumpstart the growth by significant capital to grow simultaneously in multiple geographies.

The Company’s outlook remains robust for 2021 and the foreseeable future, particularly as businesses adjust and redirect their retail business to online digital marketing in the COVID Post COVID world.

Key Milestones

2020 revenues decreased due to external circumstances out of the company’s control which placed enormous pressure on the operating business.

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

1.

Digital Clarity shortlisted for prestigious UK Search Awards in the hotly contested ‘Best Use of Search’ along with client Bentley SYNCHRO, a global construction project management software company that supports the professional needs of those responsible for creating and managing the world’s infrastructure.

2.	Synergy SKY, a Norwegian based company that develops and markets software platforms to manage all meetings and video conferences, announce online marketing partnership with Digital Clarity.

3.

Digital Clarity release SEO Guides for business during Covid-19 Pandemic. The company has a long history with Google search both paid and organic, with these guides specifically focusing on three core areas:

●	The Importance of a Strong Internal Linking Strategy
●	How to Get to the Top of Google
●	How Much Does SEO Cost?

4.

The Luxury Property Show partners with Digital Clarity. The Luxury Property Show at Olympia London and is the only event in Europe dedicated to luxury and high-value property aimed at High net Worth Individuals.

5.

Ad World Masters, a worldwide ranking of agencies based on state-of-the-art scoring algorithms, has named its top agencies for 2019 – worldwide. Digital Clarity has won a Silver award for the United Kingdom. Ad World Masters Agency of the Year highlights the best agencies around the world, based on its underlying technology and unique data.

Other examples are representative of the diversity of client base. DBMM's approach using a client's analytics and executing an individualized model to increase ROI as the prime objective, spans a wide range of industries.

Digital Clarity’s services are in demand and the company is pursuing opportunities in Formula 1, Aviation and high-end marketing for Luxury Brands.

Core industry verticals for Digital Clarity include: Managed Service Providers, Unified Communication Companies and discretionary advice for professional service providers.

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

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The global digital transformation market size was valued at USD 284.38 billion in 2019 and is expected to expand at a compound annual growth rate (CAGR) of 22.5% from 2020 to 2027. Digital Clarity have over 2020, developed a consulting process to take advantage of the demand by corporations to digital transform their organization for 2021 and beyond.

Growing demand for the adoption of the Internet of Things (IoT) across industries is promoting the introduction of connected and data-rich solutions. These solutions are capable of embedding intelligence into business operations to facilitate better and more effective customer engagements. Growing usage of smartphones, mobile devices, and applications is promoting digitization.

Digital transformation supports organizations in mitigating risks and handling disruption such as marketplace fluctuation, corporate restructuring, and geopolitical environment that are unanticipated, and can lead to unpredictable results.

The importance of Strategic Consultancy in 2021 and beyond

Digital Clarity is dedicated to helping its clients align their business objectives and utilise digital marketing to acquire and retain customers.

The company's marketing consultancy process is centred around a brands business objective. The approach is consultative and leverage's years of expertise within the digital marketplace and across a wide range of industry sectors.

Alongside helping companies understand their ‘why’, the company also helps shape a robust and measured strategy to achieve business objectives.

Over the years, Digital Clarity has identified that all too often clients are unclear why, how and where to invest their budgets to get the best return. In response, the company has developed a Strategic Consultancy service helps prioritise investment and resources to achieve the given goals.

Digital Clarity has created a unique Diagnosis Workshop that helps brands identify needs as well as assess the opportunity available. The core focus is to help reduce wastage and increase results.

Areas of focus include:

●	Cost analysis
●	Audit current channels
●	Digital strategy planning
●	ROI projection planning
●	Digital consulting & training

GLOBAL AD SPEND CONTINUES

Competitive landscape

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

“U. S. Marketers are expected to spend $110.1 billion on digital ads this year, or 51% of the $214.6 billion total U.S. advertising spending forecast, excluding political ads. Newspapers, radio, magazines, and local television now account for just 21% of the U.S. ad market.” From The Wall Street Journal

DIGITAL CLARITY HAS A COMPETITIVE ADVANTAGE

Digital Clarity operate in a highly commoditized market but have over the years build a stellar reputation that makes it different from its competitors. Some of these areas include:

1.	Our DNA is Strategically Driven

We believe the path to successful customer acquisition lies in understanding a client’s business – not just running a campaign. We seek to help clients understand that success has to be objective and measurable.

2.	We are Business Led

Digital marketing is not a cost but an asset. Not a line in a spreadsheet but an emotive force that if done right, will bring real business change and growth.

3.	We are Digital Thinkers

Marketing has to be at the heart of the business. Delivering real innovation in digital marketing requires not just knowledge but authority and bravery. We think digital. We drive results.

4.	Our goal is to deliver Digital Performance

We help our clients to understand their goals and objectives, using digital marketing to drive new business opportunities and retain their current customers.

In April 2020, HIS Markit, research firm, reported: “Each dollar that companies spent on advertising in the United States last year, led to $9 in sales.

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

The expectation is that US ecommerce sales will surge 35.8% to $190.47 billion, offsetting brick and mortar declines in 2020 holiday season.

Source: emarketer.com

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

6 000
5 000
4 000
3 000
2 000
1 000
0
Sales in billion U.S. dollars
1 336
1 548
1 845
2 304
2 842
3 453
4 135
4 878
2014
2015
2016
2017
2018*
2019*
2020*
2021*

Source
eMarketer
© Statista 2018

Additional Information:
Worldwide; eMarketer; 2014 to 2017

But, what’s even more significant is that global eCommerce sales have been steadily eroding the worldwide retail market. In fact, by 2021, it will account for 17.5% of the total global retail sales.

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

According to Forbes Magazine in 2020 the largest ecommerce markets are:

1	China:	$672 billion
2	United States:	$340 billion
3	United Kingdom:	$99 billion
4	Japan:	$79 billion
5	Germany:	$73 billion
6	France:	$43 billion
7	South Korea:	$37 billion
8	Canada:	$30 billion
9	Russia	$20 billion
10	Brazil	$19 billion

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

During 2021, Digital Brand Media & Marketing Group, Inc. will initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The Company had to defer its 2020 plans until certain SEC Matters regarding the delinquent filings brought current in July 2018, remain open. The global pandemic made it impossible to initiate any Investor Awareness Programme.

Hopefully in 2021 the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020 the pandemic threw all planning into disarray. With capital infusion, 2021 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. This benchmark will replicate successful industry models in digital technology and marketing.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011 which has been cash-flow positive as an operating company since its acquisition. External events outside of DBMM's control has precluded the growth expected to this point, however, its margins will continue to be strong on an annual basis, and once the business reaches appropriate scale with assumed profitability and cross-over point, DBMM trajectory suggests a resultant very successful business for all of its stakeholders.

The growth trajectory anticipated is expected during 2020. Once that occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

DBMM's place in the sector is strong. The industry environment continues to grow exponentially and the future of digital marketing as an essential strategy for any consumer-facing business has been proven over-and-over as certain retail businesses are forced to close their doors for lack of or an ineffective digital presence. DBMM's brand, Digital Clarity, increases its valuation with client case studies and industry awards resulting in its being considered a leader in the sector for its size. DBMM's increasing client base, coupled with decreasing certain kind of debt and expenses, positions the Company to attract mezzanine financing, something sought after by many and achieved by few.

Coincidently, 2020 results have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak has caused further slowdown as clients paused and business development much different during an initial lockdown , then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed.

The Company received a commitment for future working capital in order to grow the Company in key markets, with the intent to move to DBMM profitability following a return to normal trading. At that point, DBMM would not require future financing until it was ready to acquire 1-2 additional companies to complement and further develop the digital marketing business. Growth capital will increase as the client base re-balanced and expands in size and scope.

Going forward, there will be an emphasis on investor awareness as soon as the SEC dismissal has been affirmed by the full commission. DBMM has been current in its filings since July 2018 and is encouraged by the outlook after normal trading has recommenced. DBMM intends to make significant strides in aggressively widening its brand exposure using a variety of digital and social channels. There are investors around the globe who understand the digital marketplace and its increasing influence on consumer decisions. DBMM will be targeting these new investors in the public market through a global digital and traditional, integrated campaign which will be run by Digital Clarity, with third parties, as required for distribution.

The expectations for fiscal year 2021 remains to return to normal trading following affirmance of the dismissal by the full commission. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders, being mindful of the impact of the global pandemic.

Fiscal Year 2020

We had approximately $34,000 in cash and our working capital deficiency amounted to approximately $5.1 million at August 31, 2020.

During the year ended August 31, 2020, we used cash in our operating activities amounting to approximately $276,000. Our cash used in operating activities was comprised of our net loss of approximately $656,000 adjusted primarily for the following:

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2020 impacted our cash used in operating activity:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $342,000, resulting from a short fall in liquidity and capital resources, offset by a non-recurring gain on extinguishment of debt.

During the year ended August 31, 2020, we generated cash from financing activities of $280,638 which primarily consists of the proceeds from demand notes payable of $347,728, offset by repayments and officer loans of $ 67,090.

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

Change in fair value of derivative liability of $48,419.

Additionally, the following variations in operating assets and liabilities during the year ended August 31, 2019 impacted our cash used in operating activity:

In our accounts payable and accrued expenses, including accrued compensation, of approximately $334,000, resulting from a short fall in liquidity and capital resources.

During the year ended August 31, 2019, we generated cash from financing activities of $232,958 which primarily consists of the proceeds from demand notes payable of $231,424.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.9 million at August 31, 2020 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, during fiscal year 2020, loans of $282,342. were raised from the new loan arrangements. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended August 31, 2020, and August 31, 2019

	Consolidated Operating Results

	For the Years Ended August 31,
			Increase/	Increase/
			(Decrease)	(Decrease)
	2020	2019	$ 2020 vs 2019	% 2020 vs 2019

SALES	$268,957	$415,662	$(146,705)	-35%

COST OF SALES	241,665	382,792	(141,127)	-37%
GROSS PROFIT	27,292	32,870	(5,578)	-17%

COSTS AND EXPENSES
Sales, general and administrative	434,164	516,942	(82,778)	-16%
TOTAL OPERATING EXPENSES	434,164	516,942	(82,778)	-16%

OPERATING LOSS	(406,872)	(484,072)	77,200	-16%

OTHER (INCOME) EXPENSE
Interest expense	270,698	143,971	126,727	88%
Other income	(12,728)	-	(12,728)	NM
Gain on extinguishment of debt	(10,000)	-	(10,000)	NM
Change in fair value of derivative liability	944	48,419	(47,475)	-98%
TOTAL OTHER EXPENSE	248,914	192,390	56,524	29%

NET LOSS	$(655,786)	$(676,462)	$(20,676)	-3%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the year ended August 31, 2020 our primary sources of revenue are the Per-Click Advertising, Web Design, and Social Media. These primary sources amounted to 72.24%, 6.86% and 10.12% of our revenues during the year ended August 31, 2020.

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration the Company expect to receive in exchange for those services. The Company enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

The decrease in our revenues during fiscal 2020, when compared to the prior year, is due to Brexit unease in the UK and clients concern about trade issues with or without the European Union, and the uncertainty associated with COVID-19 and its impact on Digital Clarity’s clients.

Cost of sales during fiscal 2020 decreased primarily from the receipt of an UK tax credit, and to a lesser extent, reduction in personal payroll.is correlated to our revenues for the respective period.

The decrease in general and administrative costs during fiscal 2020, when compared to the prior year, primarily as a result of decreased in professional fees and travel expenses due to COVID-19.

Interest expense, which include interest accrued on certain notes and loans, increased during fiscal 2020, due to an additional consideration to satisfy its obligations under certain unsecured loans payable when compared to the prior year.

Other income, which include a non-recurring COVID-19 grant from the UK Government to support small businesses during the fiscal 2020. Which did not occur in 2019

Gain on extinguishment of debt increased during fiscal 2020, when compared to the prior year. The increase is attributable to a non-recurring analysis of certain liabilities performed by the Company during such period which deemed them extinguished pursuant to statute of limitations.

The decrease on derivative liabilities is primarily attributable to an increase in the Company’s estimated volatility used in the assumptions to compute its fair value at August 31, 2019 when compared to prior year, while the main assumptions in computing the derivative liabilities did not vary significantly between fiscal 2020 and 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. (the Company) as of August 31, 2020, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the period ended August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for each of the years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Digital Brand Media & Marketing Group, Inc., as of August 31, 2019, were audited by other auditors whose report dated November 27, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has accumulated deficits and has a net capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2020.

Houston, TX

December 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Digital Brand Media & Marketing Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digital Brand Media & Marketing Group, Inc. and subsidiaries (the "Company") as of August 31, 2019, the related statement of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        /s/ Liggett & Webb P.A.

We have served as the Company’s auditor since 2017.

New York, NY

November 27, 2019

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	For the Years Ended August 31
	2020	2019
ASSETS

CURRENT ASSETS
Cash	$34,461	$17,563
Accounts receivable, net	15,333	58,172
Prepaid expenses and other current assets	470	470
Total current assets	50,264	76,205

Property and equipment - net	1,978	1,502

TOTAL ASSETS	$52,242	$77,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$438,246	$378,916
Accrued interest	587,397	452,699
Accrued compensation	1,436,686	1,268,289
Derivative liability	773,676	772,732
Loans payable, net	980,109	671,424
Officers loans payable	77,044	142,430
Convertible debentures, net	840,791	840,791
Total current liabilities	5,133,949	4,527,281

Loan payable, net of short-term portion	49,656	-

TOTAL LIABILITIES	5,183,605	4,527,281

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,270,444	9,270,444
Other comprehensive loss	(16,787)	9,216
Accumulated deficit	(15,144,733)	(14,488,947)

TOTAL STOCKHOLDERS' DEFICIT	$(5,131,363)	$(4,449,574)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,242	$77,707

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended August 31 ,
	2020	2019

SALES	$268,957	$415,662

COST OF SALES	241,665	382,792
GROSS PROFIT	27,292	32,870

COSTS AND EXPENSES
Sales, general and administrative	434,164	516,942
TOTAL OPERATING EXPENSES	434,164	516,942

OPERATING LOSS	(406,872)	(484,072)

OTHER (INCOME) EXPENSE
Interest expense	270,698	143,971
Other income	(12,728)	-
Gain on extinguishment of debt	(10,000)	-
Change in fair value of derivative liability	944	48,419
TOTAL OTHER EXPENSE	248,914	192,390

NET LOSS	$(655,786)	$(676,462)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(26,003)	351
COMPREHENSIVE LOSS	$(681,789)	$(676,111)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Years Ended August 31,
	2020	2019

Series 1
Preferred Stock
Shares, beginning and end of year	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of year	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of year	-	-

Preferred Stock
Balance, beginning and end of year	$-	$-

Common Stock
Shares, beginning of year	757,718,631	745,718,631
Issuance of shares of common stock in connection with issuance of debt	-	12,000,000
Shares, end of year	757,718,631	757,718,631

Balance, beginning of year	757,718	745,718
Issuance of shares of common stock in connection with issuance of debt	-	12,000
Balance, end of year	$757,718	$757,718

Additional paid-in capital
Balance, beginning of year	9,270,444	9,274,044
Issuance of shares of common stock in connection with issuance of debt	-	(3,600)
Balance, end of year	$9,270,444	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of year	$9,216	$8,865
Other comprehensive income (loss)	(26,003)	351
Balance, end of year	$(16,787)	$9,216

Accumulated Deficit
Balance, beginning of year	$(14,488,947)	$(13,812,485)
Net loss	(655,786)	(676,462)
Balance, end of period	$(15,144,733)	$(14,488,947)
Total Stockholders’ Deficit	$(5,131,363)	$(4,449,574)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended August 31 ,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(655,786)	$(676,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	1,583
Change in fair value of derivative liability	944	48,419
Debt discount amortization		8,400
Bad debt expense	(1,465)	25,105
Gain on extinguishment of debt	(10,000)	-

Changes in operating assets and liabilities:
Accounts receivable	48,176	11,778
Prepaid expenses and other current assets	-	10
Accounts payable and accrued expenses	39,388	10,947
Accrued interest	134,698	119,268
Accrued compensation	168,397	204,000

NET CASH USED IN OPERATING ACTIVITIES	(275,603)	(246,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(521)	(1,064)

NET CASH USED IN INVESTING ACTIVITIES	(521)	(1,064)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	347,728	231,424
Officer loans payable (repayments)	(72,090)	-
Officer loans payable proceeds	5,000	1,534

NET CASH PROVIDED BY FINANCING ACTIVITIES	280,638	232,958

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	12,384	(496)

NET INCREASE/(DECREASE) IN CASH	16,898	(15,554)

CASH - BEGINNING OF PERIOD	17,563	33,117

CASH - END OF PERIOD	34,461	17,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$8,400

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

The Company has outstanding loans and convertible notes payable aggregating $1.9 million at August 31, 2020 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $280,638 from financing activities during fiscal 2020. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2020 or 2019.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2020 and 2019, the Company recognized $0 and $23,930, respectively, as the allowance for doubtful accounts.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Revenue Recognition

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration the Company expect to receive in exchange for those services. The Company enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Services

The Company generally provides its services to companies with international exposure, primarily located in Europe but with international exposure. The Company generally provides its services ratably over the terms of the contract and bills such services at a monthly fixed rate. Some of the services are billed quarterly. The Company’s services are sold without guarantees.

Significant Judgments

Our contracts with customers sometimes often include promises to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine Standalone Selling Price (SSP) for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately, including set-up services, monthly search advertising services, and monthly optimization and management.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses for fiscal years 2020 and 2019 amounted to $466 and $2,927, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2020 and 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During fiscal 2020 and 2019, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2020, and 2019, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2020 and 2019 and therefore classified as Level 1 within our fair value hierarchy.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements) common stock and additional paid-in capital).  This reclassification has no effect on the reported results of operations.

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

Customer Concentration

Three of the Company's customers accounted for approximately 92% and 88% of its revenues during fiscal 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2020	2019
Computer and office equipment	3 to 5 years	$23,920	$23,399
Less: Accumulated depreciation		(21,942)	(21,897)
		$1,978	$1,502

Depreciation expense amounted to $45 and $1,583, for the years ended August 31, 2020 and 2019, respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2020	2019
Loans payable	$1,029,765	$671,424

During fiscal 2020 and 2019, the Company generated loan proceeds of $347,728 and $231,424, respectively.

	August 31,
	2020	2019
Loans payable short-term	$980,109	$671,424
Loans payable long-term	49,656	-
	$1,029,765	$671,424

The loans payables are generally due on demand, are unsecured, and are bearing interest at a range of 2-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $53,515 at August 31, 2020 bears interest rate at 2.5%, is unsecured, matures in May 2026 with principal and interest payable monthly starting in May 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

There are shares which are to be issued but have not been issued yet. Those shares are included in the accrued expenses and interest expense and were valued based on current market price at the time of the agreement.

During 2020, the Company recorded a gain on extinguishment for loans payable pursuant to a settlement with a lender which amounted to the difference between the carrying value and the settlement amount. The gain on carrying value of principal amounted to $10,000. The gain on extinguishment of accrued interest amounted to approximately $47,802 and was recorded as an offset to interest expense.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2020 are as follows:

Year ended August 31,
2021	$980,109
2022	11,578
2023	11,578
2024	11,578
2025	11,578
Thereafter	3,344
$1,029,765

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2020, and August 31, 2019 convertible debentures consisted of the following:

	August 31,
	2020	2019
Convertible notes payable	$840,791	$840,791

The convertible notes payable matured through August 2020, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2020	2019
Officers loans payable	$77,044	$142,430

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at August 31, 2020 and 2019 amounted to $ 773,676 and $772,732 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2020	2019
Effective Exercise price	0.0010 - 0.0076	0.0003 - 0.0010
Effective Market price	0.0076	0.0006
Volatility	82.15%	78.95%
Risk-free interest	0.12%	1.76%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the years ended August 31, 2020 and 2019 are as follows:

Balance at September 1, 2018	$724,313
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	48,419
Balance, August 31, 2019	$772,732

Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	944
Balance, August 31, 2020	$773,676

NOTE 8 – ACCRUED COMPENSATION

As of August 31, 2020, and 2019 the Company owes $1,436,686 and $1,268,289, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

During the fiscal year ended August 31, 2019, the Company issued 12,000,000 shares in connection with the issuance of a note payable, the fair value of the shares amounted to $8,400 (see note 4).

NOTE 10 – OTHER INCOME

The Company received a grant of approximately $13,000 from a United Kingdom local governmental entity.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025.

Total rental expense amounted to $17,203, and $15,439 during fiscal year 2020 and 2019, respectively.

Consulting Agreement

The annual compensation of Linda Perry amounts to $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development. The agreement has a rolling three-year term through September 2022.

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

NOTE 12 – INCOME TAXES

For the years ended August 31, 2020, and 2019, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2020	2019
Benefit computed at statutory rate	$138,000	$142,000
State tax (benefit), net of federal affect	28,000	30,000
Permanent differences (primarily change in fair value of derivative liability)	(3,000)	(12,000)
Increase in valuation allowance	(163,000)	(160,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $5.2 million at August 31, 2020. A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2020	2019
Net operating loss carry-forward	$1,335,000	$1,215,000
Accrued compensation	364,000	321,000
Valuation allowance	(1,699,000)	(1,536,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $114,000 during fiscal year 2020.

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2020, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets at August 31, 2020 and revenues for fiscal 2019 were as follows:

	United States	Great Britain	Total
Revenues	$-	$268,957	$268,957
Total revenues	-	268,957	268,957
Identifiable assets at August 31, 2020	8,065	44,177	52,242

As of August 31, 2019, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2019, were as follows:

	United States	Great Britain	Total
Revenues	$-	$415,662	$415,662
Total revenues	-	415,662	415,662
Identifiable assets at August 31, 2019	10,322	67,385	77,707

NOTE 14 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2020 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2020. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2020, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 31, 2020.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2020 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2020, with respect to our directors and executive officers.

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

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Neil Gray Mr. Gray has served as Chairman and Executive Director of DBMM as of April 1, 2010. He is a career entrepreneur in various industries from real estate to commodities. He was a principal in a privately held UK-based Healthcare group in the UK and EU. Other projects were developed in engineering, textiles and import/export in Africa, South America, Spain and the Black Sea. Early experience included participation on a think tank team assessing risk management for a UK insurance company.

Reggie James, As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity. In 2013, he was appointed Co-Chief Operating Officer. Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are common place today.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2020 and 2019. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2020 or 2019, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2020	$184,963	(1)	-	-	-	-	-	-	$184,963
Executive Director	2019	$192,853	(2)	-	-	-	-	-	-	$192,853

Linda Perry	2020	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2019	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2020, Mr. James earned $184,963 of which $130,963 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2019, Mr. James earned $192,853 of which $138,853 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2020, and 2019, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2020 and 2019.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2020 and 2019.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

In April 2010 the Company appointed Neil Gray as Chairman and Executive Director of the Company. The term was an initial three years, renewable annually beginning on September 1st, the beginning of the fiscal year.

In April 2011 the Company agreed to compensate a Company Officer, Reggie James, for monthly remuneration of $4,500 for his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013.

In September 2010 the Company agreed to compensate a Company Officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director for US interface to provide oversight for external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

In June 2012 a Company agreed to compensate a Company Officer, Steve Baughman, as Head, US Operations with a sign on bonus of 50,000 preferred shares, compensation is performance-based, reflecting multiple projects and business development activities. Mr. Baughman was appointed Co-Chief Operating Officer during fiscal year 2013.

Report on Repricing of Options/SARs

During the fiscal years ended August 31, 2020, and 2019 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2020 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended August 31, 2020, and 2019 are set forth in the table below:

	2020	2019
Audit Fees (1)	$35,000	$40,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2020, and 2019.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2020, and 2019.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2020 and 2019, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: December 15, 2020	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2020	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director