Form 10-Q
period 2020-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2021-01-12
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 12, 2021	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2020	2020
ASSETS

CURRENT ASSETS
Cash	$32,720	$34,461
Accounts receivable, net	15,179	15,333
Prepaid expenses and other current assets	470	470
Total current assets	48,369	50,264

Property and equipment - net	1,706	1,978

TOTAL ASSETS	$50,075	$52,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$540,809	$438,246
Accrued interest	635,938	587,397
Accrued compensation	1,417,886	1,436,686
Derivative liability	767,720	773,676
Loans payable, net	1,101,886	980,109
Officers loans payable	76,026	77,044
Convertible debentures, net	840,791	840,791
	5,381,056	5,133,949

Loan payable, net of short-term portion	50,171	49,656

TOTAL LIABILITIES	5,431,227	5,183,605

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,270,444	9,270,444
Other comprehensive loss	(18,914)	(16,787)
Accumulated deficit	(15,392,395)	(15,144,733)

TOTAL STOCKHOLDERS' DEFICIT	$(5,381,152)	$(5,131,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,075	$52,242

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	(Unaudited)
	2020	2019

SALES	$36,965	$160,134

COST OF SALES	90,323	101,282

GROSS PROFIT	(53,358)	58,852

COSTS AND EXPENSES
Sales, general and administrative	117,219	158,018
Gain on extinguishment of debt	-	(192,977)

TOTAL OPERATING (GAIN) EXPENSES	117,219	(34,959)

OPERATING GAIN (LOSS)	(170,577)	93,811

OTHER (INCOME) EXPENSE
Interest expense	83,041	111,142
Change in fair value of derivative liability	(5,956)	(3,599)
TOTAL OTHER EXPENSE	77,085	107,543

NET LOSS	$(247,662)	$(13,732)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(2,127)	(1,202)
COMPREHENSIVE LOSS	$(249,789)	$(14,934)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	745,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended November 30,
	(Unaudited)
	2020	2019
Series 1
Preferred Stock
Shares, beginning and end of year	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of year	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of year	-	-

Preferred Stock
Balance, beginning and end of year	$-	$-

Common Stock
Shares, beginning and end of year	757,718,631	757,718,631

Balance, beginning and end of year	$757,718	$757,718

Additional paid-in capital
Balance, beginning and end of year	$9,270,444	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of year	$(16,787)	$9,216
Other comprehensive income (loss)	(2,127)	(1,202)
Balance, end of year	$(18,914)	$8,014

Accumulated Deficit
Balance, beginning of year	$(15,144,733)	$(14,488,947)
Net loss	(247,662)	(13,732)
Balance, end of period	$(15,392,395)	$(14,502,679)

Total Stockholders' Deficit	$(5,381,152)	$(4,464,508)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended November 30,
	(Unaudited)
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(247,662)	$(13,732)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200	273
Change in fair value of derivative liability	(5,956)	(3,599)
Gain on extinguishment of debt	-	(192,977)

Changes in operating assets and liabilities:
Accounts receivable	111	26,641
Provision for bad debt	-	1,516
Accounts payable and accrued expenses	101,727	43,619
Accrued interest	48,541	39,142
Accrued compensation	(18,800)	51,000

NET CASH USED IN OPERATING ACTIVITIES	(121,839)	(48,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	122,125	135,444
Officer loans payable (repayments)	(1,018)	(44,100)
Officer loans payable proceeds	-	5,389

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,107	96,733

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(1,009)	(2,642)

NET INCREASE/(DECREASE) IN CASH	(1,741)	45,974

CASH - BEGINNING OF PERIOD	34,461	17,563

CASH - END OF PERIOD	32,720	63,537

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $1.9 million at November 30, 2020 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $121,107 from financing activities in the three months ending November 30, 2020. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2020, the Company recognized $0, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2020 and 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2020, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2020 and 2019, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2020, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2020 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	November 30, 2020	August 31, 2020
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,214)	(21,942)
		$1,706	$1,978

Depreciation expense amounted to $200 and $273, for the three-month periods ended November 30, 2020 and 2019, respectively.

NOTE 4 – LOANS PAYABLE

	November 30, 2020	August 31, 2020
Loans payable	$1,152,057	$1,029,765

During the three-month periods ended November 30, 2020 and 2019, the Company generated loan proceeds of $122,125 and $135,444, respectively.

	November 30, 2020	August 31, 2020
Loans payable short-term	$1,101,886	$980,109
Loans payable long-term	50,171	49,656
	$1,152,057	$1,029,765

The loans payables are generally due on demand, are unsecured, and are bearing interest at a range of 2-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $66,716 at November 30, 2020 bears interest rate at 2.5%, is unsecured, matures in May 2026 with principal and interest payable monthly starting in May 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2020 are as follows:

2021	$1,101,886
2022	11,578
2023	11,578
2024	11,578
2025	11,578
Thereafter	3,859
$1,152,057

NOTE 5 – CONVERTIBLE DEBENTURES

At November 30, 2020, and August 31, 2020 convertible debentures consisted of the following:

	November 30, 2020	August 31, 2020
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through November 30, 2020, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2020	August 31, 2020
Officers loans payable	$76,026	$77,044

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at November 30, 2020, and August 31, 2020 amounted to $767,720 and $773,676 respectively.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2020	August 31, 2020
Effective Exercise price	0.0010 - 0.0023	0.0010 - 0.0076
Effective Market price	.0023	0.0076
Volatility	79.95%	82.15%
Risk-free interest	0.11%	0.12%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the three-month period ended November 30, 2020 is as follows:

Balance at August 31, 2020	$773,676
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(5,956)
Balance, November 30, 2020	$767,720

NOTE 8 – ACCRUED COMPENSATION

As of November 30, 2020, and August 31, 2020, the Company owes $1,417,886 and $1,436,686, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the three months ended November 30, 2020, and November 30, 2019, the Company issued 0, and 0 shares of its common stock, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025.

Total rental expense amounted to $4,495 for the three-month period ended November 30, 2020.

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

NOTE 11 – FOREIGN OPERATIONS

As of November 30, 2020, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2020 and revenues for the three-month period ended November 30, 2020 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$36,965	$36,965
Total revenues	$-	$36,965	$36,965
Identifiable assets at November 30, 2020	$14,200	$35,875	$50,075

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

NOTE 12 – SUBSEQUENT EVENTS

 The Company has analyzed its operations subsequent to November 30, 2020 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Digital Clarity embrace Google’s Machine Learning marketing suite

Machine learning and AI have grown at a rapid pace and are an integral part of day-to-day search advertising management and planning. Though machine learning has been an integral part of the ad world, what has been more significant has been the addition of Artificial Intelligence or AI. According to a recent report in The Harvard Business Review by Deloitte, AI in Digital Marketing is not just getting bigger, it’s getting far more persuasive.

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

Digital Clarity have continued to develop their Digital Consulting and Strategy Planning offering. The forward-looking program is to be a recognized leader in this field and fulfill companies seeking Digital Transformation for their originations.

Digital Marketing Services

There is no denying that 2020 and first quarter of 2021 has proved challenging for Digital Marketing Services. When the pandemic hit in March 2020, many companies’ long-term plans and strategies were thrown out the window, as everyone from the frontlines to the C-suite shifted into fire-fighting mode. Many worked around the clock by leveraging remote technology.

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

Key Milestones

During the fiscal year 2020 ending August 31,2020 and through the first quarter of 2021 ending November 30, 2020, revenues decreased due to external circumstances out of the company’s control which placed enormous pressure on the operating business.

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

4.

The Luxury Property Show partners with Digital Clarity. The Luxury Property Show at Olympia London and is the only event in Europe dedicated to luxury and high-value property aimed at High-net-Worth Individuals.

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

SEARCH REMAINS KEY, BUT GROWTH EBBS SLIGHTLY DURING PANDEMIC

Total UK digital ad spend fell 5% between January-June 2020 with the market reflecting the impact of the Covid-19 pandemic," according to PWC and IAB (retrospective) public reporting of advertising data.

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

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The global digital transformation market size was valued at USD 284.38 billion in 2019 and is expected to expand at a compound annual growth rate (CAGR) of 22.5% from 2020 to 2027. During 2020 as Covid-19 emerged, Digital Clarity began to evolve their consultancy to take advantage of the increasing demand by corporations to digitally transform their organization for 2021 and beyond.

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

The importance of Strategic Consultancy in 2021 and beyond

Digital Clarity is dedicated to helping its clients align their business objectives and utilize digital marketing to acquire and retain customers.

The company's marketing consultancy process is centered around a brands business objective. The approach is consultative and leverage's years of expertise within the digital marketplace and across a wide range of industry sectors.

Alongside helping companies understand their ‘why’, the company also helps shape a robust and measured strategy to achieve business objectives.

Over the years, Digital Clarity has identified that all too often clients are unclear why, how and where to invest their budgets to get the best return. In response, the company has developed a Strategic Consultancy service helps prioritize investment and resources to achieve the given goals.

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

“U. S. Marketers are expected to spend $110.1 billion on digital ads this year, or 51% of the $214.6 billion total U.S. advertising spending forecast, excluding political ads. Newspapers, radio, magazines, and local television now account for just 21% of the U.S. ad market.” From The Wall Street Journal.

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

The Company growth plan was first deferred until Brexit was passed and executed with the EU, which it appears to have been done recently, but remaining challenging and frustrating is the open SEC Matter, superimposed by a global pandemic beginning in March 2020. There is now a vaccine which is rolling out, and hopefully should eventually normalize the SEC which has been operating remotely. Once a Final Order has been issued, the growth plan will recommence. Clients and shareholders will benefit as the market cap grows acknowledging that digital technology and marketing continues to be one of the fastest growing industries in the world, even amidst the pandemic.

Once the growth trajectory occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

The good news is DBMM’s standing in the sector is strong because Digital Clarity as a brand is positive, particularly for its size. The industry environment continues to grow exponentially and the future of digital marketing as an essential strategy for any consumer-facing business has been proven over-and-over as certain retail businesses are forced to close their doors for lack of or an ineffective digital presence. DBMM's brand, Digital Clarity, increases its valuation with client case studies and industry awards resulting in its being considered a leader in the sector for its size. DBMM's increasing client base, coupled with decreasing certain kind of debt and expenses, positions the Company to attract mezzanine financing, something sought after by many and achieved by few.

Coincidently during the fiscal year 2020 ending August 31,2020 and through the first quarter of 2021, revenues have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So, in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak has caused further slowdown as clients paused and business development much different during an initial lockdown, then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed.

The operating unit has successfully received UK government relief during the last fiscal year and anticipates additional relief during 2021. The business is undergoing some real pain during Covid-19, as their clients and new client development had to undergo re-modeling to adjust to an eroding retail business, with an accelerating need to expand the online expansion and often the timing is not in sync. The elephant generally cannot dance without a lot of reorganization, especially not this fast. There has been revenue erosion while the landscape is in this uncertainty. The UK Prime Minister locked down the country beginning in January 2021, which only exacerbates the need for clients to evolve its digital footprint with speed and unplanned risk inherent in that approach. The risk adverse gradual evolution was preferred by the vast majority of business, now has no choice. Long term that is a positive development for Digital Clarity, but short term has impacted revenues negatively.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2020

We had approximately $33,000 in cash and our working capital deficiency amounted to approximately $5.3 million at November 30, 2020.

During the three-month period ended November 30, 2020, we used cash in our operating activities amounting to approximately $122,000. Our cash used in operating activities was comprised of our net of approximately $248,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $131,000, resulting from a short fall in liquidity and capital resources.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2020 impacted our cash used in operating activity:

During the three-month period ended November 30, 2020, we generated cash from financing activities of $121,107 which primarily consists of the proceeds from demand notes payable of $122,125, offset by repayments and officer loans of $ 1,018.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2019

We had approximately $63,000 in cash and our working capital deficiency amounted to approximately $4.4 million at November 30, 2019.

During the three-month period ended November 30, 2019, we used cash in our operating activities amounting to approximately $48,000. Our cash used in operating activities was comprised of our net of approximately $14,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $134,000, resulting from a short fall in liquidity and capital resources.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2019 impacted our cash used in operating activity:

During the three-month period ended November 30, 2019, we generated cash from financing activities of $96,733 which primarily consists of the proceeds from demand notes payable of $140,833, offset by repayments and officer loans of $44,100.

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended November 30,
			Increase/	Increase/
	Unaudited		(Decrease)	Decrease
	2020	2019	$	%

SALES	$36,965	$160,134	$(123,169)	-77%

COST OF SALES	90,323	101,282	(10,959)	-11%

GROSS PROFIT	(53,358)	58,852	(112,210)	-191%

COSTS AND EXPENSES
Sales, general and administrative	117,219	158,018	(40,799)	-26%
Gain on extinguishment of debt	-	(192,977)	192,977	-100%

TOTAL OPERATING (GAIN) EXPENSES	117,219	(34,959)	152,178	-435%

OPERATING GAIN (LOSS)	(170,577)	93,811	(264,388)	-282%

OTHER (INCOME) EXPENSE
Interest expense	83,041	111,142	(28,101)	-25%
Change in fair value of derivative liability	(5,956)	(3,599)	(2,357)	65%

TOTAL OTHER EXPENSE	77,085	107,543	(30,458)	-28%

NET LOSS	$(247,662)	$(13,732)	$(233,930)	1704%

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2020 our primary sources of revenue are the Per-Click Advertising, Web Design, and Social Media. These primary sources amounted to 39.55%, 48.65%, 10.94% of our revenues during the three-month period ended November 30, 2020.

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

The decrease in our revenues during the three-month period ended November 30, 2020, when compared to the prior year, is due to Brexit unease in the UK and clients concern about trade issues with or without the European Union, and the uncertainty associated with COVID-19 and its impact on Digital Clarity’s clients.

During the three-month period ended November 30, 2020, our cost of sales decreased due to a lesser extent, reduction in personal payroll.is correlated to our revenues for the respective period.

Gain on extinguishment of debt decrease during the three-month period ended November 30, 2020, when compared to the comparable prior period. The increase is attributable to an analysis of certain liabilities based on initial assessments performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable current period.

Interest expense, which include interest accrued on certain notes and loans, decrease during the three-month period ended November 30, 2020 primarily attributable to the fewer new loan payables, during the three-month period ended November 30, 2020 is at approximately the same level as incurred during three-month period ended November 30, 2019.

The increase on derivative liabilities is primarily attributable due increase in the Company’s estimated volatility used in the assumptions to compute its fair value at November 30, 2020 when compared to November 30, 2019.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2020. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2020 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 12, 2021

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director