Form 10-Q
period 2021-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2021-04-12
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 12, 2021	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$50,463	$34,461
Accounts receivable, net	11,801	15,333
Prepaid expenses and other current assets	470	470
Total current assets	62,734	50,264

Property and equipment - net	1,420	1,978

TOTAL ASSETS	$64,154	$52,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$516,687	$438,246
Accrued interest	690,853	587,397
Accrued compensation	1,424,386	1,436,686
Derivative liability	701,503	773,676
Loans payable, net	1,251,704	980,109
Officers loans payable	75,830	77,044
Convertible debentures, net	840,791	840,791
	5,501,754	5,133,949

Loan payable, net of short-term portion	48,243	49,656

TOTAL LIABILITIES	5,549,997	5,183,605

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,270,444	9,270,444
Other comprehensive loss	(41,730)	(16,787)
Accumulated deficit	(15,474,270)	(15,144,733)

TOTAL STOCKHOLDERS' DEFICIT	$(5,485,843)	$(5,131,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,154	$52,242

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Unaudited		Unaudited
	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2021	Feb. 29, 2020	Feb. 28, 2021	Feb. 29, 2020

SALES	$38,117	$80,666	$75,082	$240,800

COST OF SALES	9,416	92,055	99,739	193,337

GROSS PROFIT	28,701	(11,389)	(24,657)	47,463

COSTS AND EXPENSES
Sales, general and administrative	121,875	94,371	239,094	252,389
Gain on extinguishment of debt	-	-	-	(192,977)

TOTAL OPERATING (GAIN) EXPENSES	121,875	94,371	239,094	59,412

OPERATING GAIN (LOSS)	(93,174)	(105,760)	(263,751)	(11,949)

OTHER (INCOME) EXPENSE
Interest expense	54,918	67,594	137,959	178,736
Change in fair value of derivative liability	(66,217)	(10,485)	(72,173)	(14,084)
TOTAL OTHER (INCOME) EXPENSE	(11,299)	57,109	65,786	164,652

NET LOSS	$(81,875)	$(162,869)	$(329,537)	$(176,601)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	19,198	(1,469)	17,071	(2,671)
COMPREHENSIVE LOSS	(62,677)	(164,338)	(312,466)	(179,272)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631	757,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Six Months Ended February 28,
	(Unaudited)
	2021	2020
Series 1
Preferred Stock
Shares, beginning and end of year	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of year	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of year	-	-

Preferred Stock
Balance, beginning and end of year	$-	$-

Common Stock
Shares, beginning and end of year	757,718,631	757,718,631

Balance, beginning and end of year	$757,718	$757,718

Additional paid-in capital
Balance, beginning and end of year	$9,270,444	$9,270,444

Other Accumulated Comprehensive Income (Loss)
Balance, beginning of year	$(16,787)	$9,216
Other comprehensive income (loss)	(24,943)	(2,671)
Balance, end of year	$(41,730)	$6,545

Accumulated Deficit
Balance, beginning of year	$(15,144,733)	$(14,488,947)
Net loss	(329,537)	(176,601)
Balance, end of period	$(15,474,270)	$(14,665,548)

Total Stockholders' Deficit	$(5,485,843)	$(4,628,846)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	(Unaudited)
	February 28,	February 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,537)	$(176,601)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	558	1,751
Change in fair value of derivative liability	(72,173)	(14,084)
Gain on extinguishment of debt	-	(192,977)

Changes in operating assets and liabilities:
Accounts receivable	3,532	16,355
Provision for bad debt	-	1,294
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	78,441	(4,965)
Accrued interest	103,456	106,736
Accrued compensation	(12,300)	102,000

NET CASH USED IN OPERATING ACTIVITIES	(228,023)	(160,491)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(521)

NET CASH USED IN INVESTING ACTIVITIES	-	(521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	228,168	217,843
Officer loans payable	(1,214)	(59,268)

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,954	158,575

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	17,071	584

NET INCREASE/(DECREASE) IN CASH	16,002	(1,853)

CASH - BEGINNING OF PERIOD	34,461	17,563

CASH - END OF PERIOD	50,463	15,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2020. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.1 million at February 28, 2021 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $226,954 from financing activities in the six months ending February 28, 2021. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2021, the Company recognized $0, as the allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of February 28, 2021 and February 29, 2020.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2021 and February 29, 2020, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2021, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2021 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	February 28, 2021	August 31, 2020
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(21,942)
		$1,420	$1,978

Depreciation expense amounted to $558 and $1,751, for the six-month periods ended February 28, 2021 and February 29, 2020, respectively.

NOTE 4 – LOANS PAYABLE

	February 28, 2021	August 31, 2020
Loans payable	$1,299,947	$1,029,765

During the six-month periods ended February 28, 2021 and February 29, 2020, the Company generated loan proceeds of $228,168 and $217,843, respectively.

	February 28, 2021	August 31, 2020
Loans payable short-term	$1,251,704	$980,109
Loans payable long-term	48,243	49,656
	$1,299,947	$1,029,765

The loans payables are generally due on demand, are unsecured, and are bearing interest at a range of 2-12%, with the exception of one loan payable to a financial institution. Such loan, which amounted to $66,716 at February 28, 2021 bears interest rate at 2.5%, is unsecured, matures in May 2026 with principal and interest payable monthly starting in May 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

There are a fixed number of shares to be granted through specific grants in funding agreements which have not been issued yet. None of these shares are convertible. Those shares are included in the accrued expenses and interest expense and were valued based on current market price at the time of the agreement.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 28, 2021 are as follows:

2021	$1,251,704
2022	11,578
2023	11,578
2024	11,578
2025	11,578
Thereafter	1,931
$1,299,947

NOTE 5 – CONVERTIBLE DEBENTURES

At February 28, 2021, and August 31, 2020 convertible debentures consisted of the following:

	February 28, 2021	August 31, 2020
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable matured through February 28, 2021, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	February 28, 2021	August 31, 2020
Officers loans payable	$75,830	$77,044

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at February 28, 2021, and August 31, 2020 amounted to $701,503 and $773,676 respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2021	August 31, 2020
Effective Exercise price	0.0015 - 0.0040	0.0010 - 0.0076
Effective Market price	.0040	0.0076
Volatility	51.08%	82.15%
Risk-free interest	0.08%	0.12%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the three-month period ended February 28, 2021 is as follows:

Balance at August 31, 2020	$773,676
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(72,713)
Balance, February 28, 2021	$701,503

NOTE 8 – ACCRUED COMPENSATION

As of February 28, 2021, and August 31, 2020, the Company owes $1,424,386 and $1,436,686, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

During the three months ended February 28, 2021, and November 30, 2019, the Company issued 0, and 0 shares of its common stock, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025.

Total rental expense amounted to $9,258 for the six-month period ended February 28, 2021.

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

NOTE 11 – FOREIGN OPERATIONS

As of February 28, 2021, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2021 and revenues for the six-month period ended February 28, 2021 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$75,082	$75,082
Total revenues	$-	$75,082	$75,082
Identifiable assets at February 28, 2021	$21,963	$42,191	$64,154

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

KEY MILESTONES

During the fiscal year 2020 ending August 31,2020 and through the first quarter of 2021 ending February 28, 2021, revenues decreased due to external circumstances out of the company’s control which placed enormous pressure on the operating business.

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

Coincidently during the fiscal year 2020 and through the second quarter of 2021, revenues have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So, in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak has caused further slowdown as clients paused and business development much different during an initial lockdown, then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed.

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

The expectations for fiscal year 2021 remain to return to normal trading following affirmance of the dismissal by the full commission. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders, being mindful of the impact of the global pandemic.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2021

We had approximately $50,000 in cash and our working capital deficiency amounted to approximately $5.4 million at February 28, 2021.

During the six-month period ended February 28, 2021, we used cash in our operating activities amounting to approximately $228,000. Our cash used in operating activities was comprised of our net of approximately $329,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $170,000, resulting from a short fall in liquidity and capital resources.

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2021 impacted our cash used in operating activity:

During the six-month period ended February 28, 2021, we generated cash from financing activities of $226,954 which primarily consists of the proceeds from demand notes payable of $228,168.

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

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended				For the Six Months Ended
			Increase/	Increase/			Increase/	Increase/
	February 28,	February 29,	(Decrease)	Decrease	February 28,	February 29,	(Decrease)	Decrease
	2021	2020	$	%	2021	2020	$	%

SALES	$38,117	$80,666	$(42,549)	-53%	$75,082	$240,800	$(165,718)	-69%

COST OF SALES	9,416	92,055	(82,639)	-90%	99,739	193,337	(93,598)	-48%

GROSS PROFIT	28,701	(11,389)	40,090	37%	(24,657)	47,463	(72,120)	-20%

COSTS AND EXPENSES
Sales, general and administrative	121,875	94,371	27,504	29%	239,094	252,389	(13,295)	-5%
Gain on extinguishment of debt	-	-	-	0%	-	(192,977)	(192,977)	100%

TOTAL OPERATING (GAIN) EXPENSES	121,875	94,371	27,504	29%	239,094	59,412	(206,272)	95%

OPERATING GAIN (LOSS)	(93,174)	(105,760)	12,586	8%	(263,751)	(11,949)	134,152	-115%

OTHER (INCOME) EXPENSE
Interest expense	54,918	67,594	(47,176)	-19%	137,959	178,736	(75,277)	-23%
Change in fair value of derivative liability	(66,217)	(10,485)	(55,732)	532%	(72,173)	(14,084)	58,089	-412%
TOTAL OTHER EXPENSE	(11,299)	57,109	(102,908)	513%	65,786	164,652	(17,188)	-435%

NET LOSS	$(81,875)	$(162,869)	$115,494	-50%	$(329,537)	$(176,601)	$(118,436)	87%

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three- and six-month period ended February 28, 2021 our primary sources of revenue are the Per-Click Advertising, Web Design, and Social Media. These primary sources amounted to 43%, 49%, 6% of our revenues during the three-month period ended February 28, 2021.

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

The decrease in our revenues during the three and six-month period ended February 28, 2021, when compared to the prior year, is due to Brexit unease in the UK and clients concern about trade issues with or without the European Union, and the uncertainty associated with COVID-19 and its impact on Digital Clarity’s clients.

During the three and six-month period ended February 28, 2021, our cost of sales decreased due to reduction in compensation is correlated to our decreased revenues for the respective periods.

The sales, general and administrative expenses during the six-month period ended February 29, 2020 were consistent when compared to the prior period.

Gain on extinguishment of debt decreased during the three- and six-month period ended February 28, 2021, when compared to the comparable prior period. The increase is attributable to an analysis of certain liabilities based on initial assessments performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable current period.

Interest expense, which include interest accrued on certain notes and loans, decreased during the three and six-month period ended February 28, 2021 primarily attributable to fewer new loan payables issued with certain considerations, during the three and six-month period ended February 28, 202.

The increase on derivative liabilities is primarily attributable to increase in the Company’s estimated volatility used in the assumptions to compute its fair value at February 28, 2021 when compared to February 29, 2020

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2021. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Hearing for January 15, 2019 was re-scheduled because of government shutdown. Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019 based on being current as of July 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the hearing. The Division did not support the dismissal in a response to which Digital Brand filed two Amendments to the Consolidated 10-K for 2015- 2016-2017 and the 10-K for 2018 on April 23 and 24, 2019 respectively, and Amendments No. 2 on October 1, 2019 to supersede language in Part II, Item 9A. On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal becomes effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, following the Commission’s Order of Finality. On December 3, 2019 The Division of Enforcement Submitted a Petition for Review of Judge Carol Fox Foelak’s Initial Decision dismissing the Administrative Proceedings rendered on November 12, 2019. The Company filed a Motion for summary affirmance of the Initial Decision on December 20, 2019. The Motion for Summary Affirmance was not opposed by Enforcement.

On January 25, 2021, the Commission denied the Company’s Motion for Summary Affirmance of Judge Carol Fox-Foelak’s Dismissal of November 12, 2019 and granted the Division’s Petition for Review and set a briefing schedule beginning February 24, 2021. The Commission concluded that “briefing in the ordinary course would...assist the Commission. This appeal raises issues as to which we have an interest in articulating our views and important matters of public interest, including the proper application of the standard that governs determination of sanctions in a Section 12(j) proceeding.” The Company is disappointed that so much time has been lost and intends to vociferously support the original Dismissal after 15+ months.

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

Date: April 12, 2021

By: /s/  Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director