Form 10-Q
period 2021-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2021-07-09
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 8, 2021	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$20,451	$34,461
Accounts receivable, net	23,396	15,333
Prepaid expenses and other current assets	470	470
Total current assets	44,317	50,264

Property and equipment - net	1,420	1,978

TOTAL ASSETS	$45,737	$52,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$565,756	$438,246
Accrued interest	745,168	587,397
Accrued compensation	1,433,386	1,436,686
Derivative liability	704,812	773,676
Loans payable, net	1,351,206	980,109
Officers loans payable	75,948	77,044
Convertible debentures, net	840,791	840,791
	5,717,067	5,133,949

Loan payable, net of short-term portion	48,243	49,656

TOTAL LIABILITIES	5,765,310	5,183,605

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,270,444	9,270,444
Other comprehensive loss	(74,796)	(16,787)
Accumulated deficit	(15,674,934)	(15,144,733)

TOTAL STOCKHOLDERS' DEFICIT	$(5,719,573)	$(5,131,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,737	$52,242

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

SALES	$45,456	$82,001	$120,538	$322,801

COST OF SALES	50,417	47,241	150,156	240,578

GROSS PROFIT	(4,961)	34,760	(29,618)	82,223

COSTS AND EXPENSES
Sales, general and administrative	138,079	92,860	377,173	345,249
Gain on extinguishment of debt	-	-	-	(192,977)

TOTAL OPERATING (GAIN) EXPENSES	138,079	92,860	377,173	152,272

OPERATING LOSS	(143,040)	(58,100)	(406,791)	(70,049)

OTHER (INCOME) EXPENSE
Interest expense	54,315	78,411	192,274	257,147
Other income	-	(12,577)	-	(12,577)
Change in fair value of derivative liability	(3,309)	4,593	(68,864)	(9,491)
TOTAL OTHER EXPENSE	51,006	70,427	123,410	235,079

NET LOSS	$(194,046)	$(128,527)	$(530,201)	$(305,128)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(75,080)	200	(58,009)	(2,471)
COMPREHENSIVE LOSS	(269,126)	(128,327)	(588,210)	(307,599)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631	757,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Nine Months Ended May 31,
	(Unaudited)
	2021	2020
Series 1
Preferred Stock
Shares, beginning and end of year	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of year	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of year	-	-

Preferred Stock
Balance, beginning and end of year	$-	$-

Common Stock
Shares, beginning and end of year	757,718,631	757,718,631

Balance, beginning and end of year	$757,718	$757,718

Additional paid-in capital
Balance, beginning and end of year	$9,270,444	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of year	$(16,787)	$9,216
Other comprehensive income (loss)	(58,009)	(2,471)
Balance, end of year	$(74,796)	$6,745

Accumulated Deficit
Balance, beginning of year	$(15,144,733)	$(14,488,948)
Net loss	(530,201)	(305,128)
Balance, end of period	$(15,674,934)	$(14,794,076)

Total Stockholders' Deficit	$(5,719,573)	$(4,757,174)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	(Unaudited)
	May 31,	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(530,201)	$(305,128)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	558	2,023
Change in fair value of derivative liability	(68,864)	(9,491)
Gain on extinguishment of debt	-	(192,977)

Changes in operating assets and liabilities:
Accounts receivable	(6,740)	30,041
Provision for bad debt	-	363
Accounts payable and accrued expenses	129,326	(18,747)
Accrued interest	157,771	161,147
Accrued compensation	(3,300)	140,500

NET CASH USED IN OPERATING ACTIVITIES	(321,450)	(192,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(521)

NET CASH USED IN INVESTING ACTIVITIES	-	(521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	307,342	307,228
Officer loans payable	(1,096)	(59,116)

NET CASH PROVIDED BY FINANCING ACTIVITIES	306,246	248,112

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	1,194	1,029

NET INCREASE/(DECREASE) IN CASH	(14,010)	56,351

CASH - BEGINNING OF PERIOD	34,461	17,563

CASH - END OF PERIOD	20,451	73,914

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (“The Company” or “DBMM”) is an OTC:PK listed company. The Company was organized under the laws of the State of Florida on September 29, 1998.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2021. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2020.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.2 million at May 31, 2021 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $306,246 from financing activities during the nine months ending May 31, 2021. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2021, the Company had no allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of May 31, 2021 and May 31, 2020.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2021 and May 31, 2020, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2021, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2021 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	May 31, 2021	August 31, 2020
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(21,942)
		$1,420	$1,978

Depreciation expense amounted to $558 and $2,023, during the nine-month periods ended May 31, 2021 and 2020, respectively.

NOTE 4 – LOANS PAYABLE

	May 31, 2021	August 31, 2020
Loans payable	$1,399,449	$1,029,765

The Company generated loan proceeds of $307,342 and $307,228, during the none-months periods ended May 31, 2021 and 2020, respectively.

	May 31, 2021	August 31, 2020
Loans payable short-term	$1,351,206	$980,109
Loans payable long-term	48,243	49,656
	$1,399,449	$1,029,765

The loans payables are generally due on demand, are unsecured, and are bearing interest at a range of 2-12%, with the exception of one loan payable to a financial institution. Such loan, which amounted to $70,905 at May 31, 2021 bears interest rate at 2.5%, is unsecured, matures in May 2026 with principal and interest payable monthly starting in May 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

There are a fixed number of common shares to be granted through specific grants in funding agreements which have not been issued yet. Those shares are included in the accrued expenses and interest expense and were valued based on current market price at the time of the agreement.

The company may have to provide additional consideration (which may be in cash, shares or other financial instruments) up to amounts accrued to satisfy its obligations under certain unsecured loans payable.

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2021 are as follows:

2021	$1,351,206
2022	11,578
2023	11,578
2024	11,578
2025	11,578
Thereafter	1,931
$1,399,449

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2021	August 31, 2020
Convertible notes payable	$840,791	$840,791
Unamortized debt discount	-	-
Total	$840,791	$840,791

The convertible notes payable have matured through May 31, 2021, and bear interest at ranges between 6% and 15%. The convertible notes are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2021	August 31, 2020
Officers loans payable	$75,948	$77,044

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at May 31, 2021, and August 31, 2020 amounted to $704,812 and $773,676 respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2021	August 31, 2020
Effective Exercise price	0.0005 - 0.0080	0.0010 - 0.0076
Effective Market price	.001	0.0076
Volatility	53%	8%
Risk-free interest	0.04%	0.12%
Terms	365 days	365 days
Expected dividend rate	0%	0%

The expected volatility is based on the historical volatility of comparable companies.

Changes in the derivative liabilities during the three-month period ended May 31, 2021 is as follows:

Balance at August 31, 2020	$773,676
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	(68,864)
Balance, May 31, 2021	$704,812

NOTE 8 – ACCRUED COMPENSATION

As of May 31, 2021, and August 31, 2020, the Company owes $1,433,386 and $1,436,686, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Rental expense amounted to $12,805 and $12,923 during the nine-month period ended May 31, 2021 and 2020, respectively.

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

NOTE 11 – FOREIGN OPERATIONS

As of May 31, 2021, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2021 and revenues for the nine-month period ended May 31, 2021 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$120,538	$120,538
Total revenues	$-	$120,538	$120,538
Identifiable assets at May 31, 2021	$17,947	$27,790	$45,737

As of May 31, 2020, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2020 and revenues for the nine-month period ended May 31, 2020 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$322,801	$322,801
Total revenues	$-	$322,801	$322,801
Identifiable assets at May 31, 2020	$5,283	$93,486	$98,769

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

KEY MILESTONES

During the fiscal year 2020 ending August 31,2020 and through the first quarter of 2021 ending May 31, 2021, revenues decreased due to external circumstances out of the company’s control which placed enormous pressure on the operating business.

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

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020 the pandemic threw all planning into disarray. With capital infusion, 2021 will follow the model of a growing client base and geographic reach until it achieves a to be determined level of profitability. This benchmark will replicate successful industry models in digital technology and marketing.

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

Coincidently during the fiscal year 2020 and through the third quarter of 2021, revenues have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So, in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak has caused further slowdown as clients paused and business development much different during an initial lockdown, then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed.

The operating unit has successfully received UK government relief during the last fiscal year and anticipates additional relief during 2021. The business is undergoing some real pain during Covid-19, as their clients and new client development had to undergo re-modeling to adjust to an evolving retail business, with an accelerating need to expand the online expansion and often the timing is not in sync. The elephant generally cannot dance without a lot of reorganization, especially not this fast. There has been revenue erosion while the landscape is in this uncertainty. The UK Prime Minister locked down the country beginning in January 2021, which only exacerbates the need for clients to evolve its digital footprint with speed and unplanned risk inherent in that approach. The risk adverse gradual evolution was preferred by the vast majority of business, now has no choice. Long term that is a positive development for Digital Clarity, but short term has impacted revenues negatively.

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

NINE-MONTH PERIOD ENDED MAY 31, 2021

We had approximately $20,000 in cash and our working capital deficiency amounted to approximately $5.7 million at May 31, 2021.

During the nine-month period ended May 31, 2021, we used cash in our operating activities amounting to approximately $321,000. Our cash used in operating activities was comprised of our net loss of approximately $530,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $284,000, resulting from a short fall in liquidity and capital resources.

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2021 impacted our cash used in operating activity:

We generated cash from financing activities of $306,246 which primarily consists of the proceeds from notes payable.

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

Nonrecurring gain in extinguishment of debt of $ 192,977

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $283,000, resulting from a short fall in liquidity and capital resources.

During the nine-month period ended May 31, 2020, we generated cash from financing activities of $307.228, which consist of the proceeds from the issuance of loan payables.

RESULTS OF OPERATIONS

Unaudited Consolidated Operating Results

	For the Three Months Ended				For the Nine Months Ended
			Increase/	Increase/			Increase/	Increase/
	May 31,	May 31,	(Decrease)	Decrease	May 31,	May 31,	(Decrease)	Decrease
	2021	2020	$	%	2021	2020	$	%

SALES	$45,456	$82,001	$(36,545)	-45%	$120,538	$322,801	$322,801	100%

COST OF SALES	50,417	47,241	3,176	7%	150,156	240,578	(90,422)	-38%

GROSS PROFIT	(4,961)	34,760	(39,721)	NM %	(29,618)	82,223	(111,841)	NM %

COSTS AND EXPENSES
Sales, general and administrative	138,079	92,860	45,219	49%	377,173	345,249	31,924	9%
Gain on extinguishment of debt	-	-	-	0%	-	(192,977)	(192,977)	100%

TOTAL OPERATING (GAIN) EXPENSES	138,079	92,860	45,219	49%	377,173	152,272	(161,053)	109%

OPERATING GAIN (LOSS)	(143,040)	(58,100)	84,940	146%	(406,791)	(70,049)	336,742	NM

OTHER (INCOME) EXPENSE
Interest expense	54,315	78,411	(24,096)	-31%	192,274	257,147	(64,873)	-25%
Other Income	-	(12,577)	12,577	-100%	-	(12,577)	12,577	-100%
Change in fair value of derivative liability	(3,309)	(4,593)	(7,902)	NM	(68,864)	(9,491)	59,373	NM
TOTAL OTHER EXPENSE	(51,006)	70,427	19,421	28%	123,410	235,079	(111,669)	-48%

NET LOSS	$(194,046)	$(128,527)	$65,519	-51%	$(530,201)	$(305,128)	$225,073	74%

(NM): not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three- and nine-month period ended May 31, 2021 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 57%, 32%, 10% of our revenues during the three-month period ended May 31, 2021.

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

The decrease in our revenues during the three and nine-month period ended May 31, 2021, when compared to the prior year, is due to Brexit unease in the UK and clients concern about trade issues with or without the European Union, and the uncertainty associated with COVID-19 and its impact on Digital Clarity’s clients.

During the nine-month period ended May 31, 2021, our cost of sales decreased due to reduction in compensation commensurate with our decreased revenues when compared to the prior period. During the three-month period ended May 31, 2021, our cost of sales were consistent with the prior period.

The sales, general and administrative expenses during the nine-month period ended May 31, 2021 were consistent when compared to the prior period. Such expenses increased during the three-month period ended May 31, 2021 when compared to the prior quarter due to increased business development activities.

Gain on extinguishment of debt decreased during the nine-month period ended May 31, 2021, when compared to the comparable prior period. The decrease is attributable to an analysis of certain liabilities based on initial assessments performed by the Company during such period which deemed them extinguished pursuant to statute of limitations. Such analysis was not performed in the comparable current period.

Interest expense, which include interest accrued on certain notes and loans, decreased during the three and nine-month period ended May 31, 2021 primarily attributable to the issuance in the comparable prior periods of more loan payables with additional considerations.

The increase on derivative liabilities during the nine-month period ended May 31, 2021 is primarily attributable to a decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at May 31, 2021 when compared to May 31, 2020

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2021. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 25, 2021, the Commission denied the Company’s Motion for Summary Affirmance of Judge Carol Fox-Foelak’s Dismissal of November 12, 2019 and granted the Division’s Petition for Review and set a briefing schedule beginning February 24, 2021. The Commission concluded that “briefing in the ordinary course would...assist the Commission. This appeal raises issues as to which we have an interest in articulating our views and important matters of public interest, including the proper application of the standard that governs determination of sanctions in a Section 12(j) proceeding.” The Company is disappointed that so much time has been lost and intends to vociferously support the original Dismissal after 18+ months.

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

Date: July 9, 2021

By: /s/  Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director