Form 10-K
period 2021-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2021-11-05
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed fourth fiscal quarter: on August 31, 2021: $1,112,660

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 757,718,631 Outstanding as of November 5, 2021

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

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its office in London, England.  The Company is a multi-service digital marketing agency which specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in four key areas:

•	Search Engine Marketing – for search engines like Google, Yahoo Microsoft Bing

•	Analytics – measuring and analyzing web traffic to optimize performance.

•	Strategy & Consulting – digital transformation and marketing strategy.

•	Social Media – planning and measuring social metrics digitally in order to diagnose strategy.

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. The vertical B2B sectors encompass areas such as B2B ecommerce, SaaS, Blockchain, Fintech, Software Sales and Technology.

The Company is rolling out the services of both the technology and marketing services offerings from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent in fiscal year 2022 will be a strategy of cash infusion to immediately correlate to increased revenues. Growth is clearly a function of available capital. Fiscal year 2021 reflected the Company's continued progress by being awarded contracts for a number of new clients, in the midst of a very challenging year because of external factors beyond the Company’s control, specifically the pandemic and the SEC Matter awaiting the Commission’s final affirmation of the dismissal. The contract model strategy results in a full digital technology and marketing consultancy from design following an analysis of the client's analytics, then executing and stewarding the evolution of the model. The Company's mantra is "ROI is our DNA," the underlying focus for business development.

EMPLOYEES

As of August 31, 2021, the Company had 7 full-time employees.

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

On January 25, 2021, the Commission denied the Company’s Motion for Summary Affirmance of Judge Carol Fox-Foelak’s Dismissal of November 12, 2019 and granted the Division’s Petition for Review and set a briefing schedule beginning February 24, 2021. The Commission concluded that “briefing in the ordinary course would...assist the Commission. This appeal raises issues as to which we have an interest in articulating our views and important matters of public interest, including the proper application of the standard that governs determination of sanctions in a Section 12(j) proceeding.” Both parties have briefed and concluded April, 2021. The Company is disappointed that so much time has been lost and intends to vociferously support the original Dismissal after two years.

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

Year Ended August 31, 2021:	High	Low
First Quarter	$0.007	$0.002
Second Quarter	$0.0074	$0.0014
Third Quarter	$0.0074	$0.001
Fourth Quarter	$0.002	$0.0001

Year Ended August 31, 2020:	High	Low
First Quarter	$0.007	$0.0002
Second Quarter	$0.007	$0.0017
Third Quarter	$0.0032	$0.0015
Fourth Quarter	$0.0076	$0.0015

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2021 and 2020 were $0.0015 and $0.0076 per share, respectively. As of August 31, 2021, and 2020, there were 120 holders of record of our common stock, respectively.

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

Coronavirus lockdown initially halted, and even now has slowed down, many business processes starting from manufacturing, supply chain to logistics, and marketing. Digital Clarity is no exception, and the negative impact for over a year and a half, is measurable.

Some businesses have permanently closed or paused their digital marketing activities temporarily, because of this uncertainty. That mindset results in drastically decreased online traffic, sales, engagement, conversation, and pushed down search ranking. There are opportunities emerging, and Digital Clarity is actively pursuing new clients in a new environment.

Digital marketing is not a quick-fix solution to gain momentum. Therefore, it does not give companies visibility overnight. Many companies using digital marketing techniques such as search engine optimization (SEO) or social media marketing, are already aware that implementations take three to four months’ time to achieve positive results. Our company mantra remains, “ROI is our DNA.”

This means that although there has been a slowdown in existing business and new business development, there is a need for reinforcement of the digital values proposition to bring or maintain a company’s brand front and center. As a consultancy, we are delivering the message.

Operationally, fiscal year 2021 has been important in continuing the direction of the Company and steering it toward a scaled growth plan which has been in neutral while the Company addressed certain external challenges beyond its control. This has also been impacted by the worldwide pandemic of Covid-19. Nevertheless, the Company continued to focus on the positive, proven operating model and used that model to maintain certain existing clients and through its digital infrastructure, is perfectly placed to expand geographic reach to new clients in 2022.

Through a turbulent 2020 to date, DBMM continues to build on its strengths. Like the rest of the world, the effect of Covid-19 and the Pandemic that still persists are a paramount concern, the Company has strong relationships within the market and will continue to extend its business focus to a wide variety of industry verticals.

No one expected that the pandemic and the SEC matter, would remain open for as long as it has.

The heart of the business is its marketing consultancy. DBMM Group’s main business Digital Clarity works in the area of Digital Marketing and company transformation. Understanding each client and developing the model to individualize the outlook has been essential, is differentiating and is its competitive advantage. This kind of close relationship with its clients resulted in Digital Clarity being considered a close professional and trusted advisor.

WHY DIGITAL EXPERTS CONTINUE TO BE IN DEMAND

The world is changing, and technology is taking the lead. Today, everything is going digital -- entertainment, health, real estate, banking and even currencies. This is, however, understandable. In North America alone, 95% of the population are online (statista).

With everything turning to digital, it means companies are also jumping online to market their businesses. And to survive the challenges of digital marketing, brands need to keep up with the latest trends. Successfully reaching one’s target audience is no longer just putting out TV and print ads. These days, social media is the new arena of digital marketers, with Statista claiming 3.7 billion people are active social media users as of October 2021.

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

RELENTLESS DIGITAL GROWTH POSITIONS DIGITAL CLARITY AS A LEADER

The need for seasoned expertise and insight is in huge demand. Digital Clarity’s strength, heritage and reach in the digital marketing puts the DBMM brand in an excellent position for investment and growth. Digital Clarity’s strength in Search Engine Marketing, Analytics, Social Media, Strategic Company Transformation means that the Company is ready to feed on that demand and leapfrog into a powerful revenue focused vehicle.

SHOPPERS STILL USE A MIX OF DIGITAL TOUCHPOINTS DURING COVID-19 ALONG THE BUYING JOURNEY

●	In the discovery and evaluation part of the journey, search engines, social media feeds, and influencers are popular ways for shoppers to get product inspiration outside a brand’s properties.

●	In the buying part of the journey, there are new types of purchase points emerge. Mobile wallets are behind e-mail as a place to make purchases. And 63% begin making purchase through social media.

CUSTOMERS STILL FACE SILOS ACROSS CHANNELS – THE DIGITAL LANDCAPE THROUGH THE PANDEMIC

●	Customers are accessing multiple touchpoints during a purchase but there is a significant disconnect within companies.

●	75% of consumers expect consistent interactions across all departments.

●	However, 58% say that they feel like they’re communicating with separate departments and not one company.

●	And when it comes to service issues, 70% of customers expect all of the reps to have the same information about them, but 64% say that they have to re-explain issues.

AREAS THAT DIGITAL CLARITY EXCEL ARE AREAS THAT NEED TO BE CONSIDERED TODAY

●	Market from Home - Deploy campaigns quickly from home, collaborate across teams and keep marketers engaged with apps

●	Engage Customers with Empathy - Listening to customers, use real-time data to better understand their current situation and needs

●	Personalize Digital Communications - Accelerate digital channel adoptions, deliver the right message, to the right person, at the right time

●	Optimize Budget Spends – Digital Clarity unify marketing performance and make real-time decisions to minimize the negative impact

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

SEARCH - OVERALL

Search makes up half (52%) of advertising spend, increasing on par at 15% to £3.3bn, next is non-video display at £1.33bn (+9%), then video display £967m (40%). Classifieds remains at £726m and other remained at £41m.

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

DIGITAL MARKETING SERVICES

There is no denying that 2020/21 has proved challenging for Digital Marketing Services. When the pandemic hit in March 2020, many companies’ long-term plans and strategies were thrown out the window, as everyone from the frontlines to the C-suite shifted into fire-fighting mode. Many worked around the clock by leveraging remote technology.

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

The Company’s outlook remains robust for 2022 and the foreseeable future, particularly as businesses adjust and redirect their retail business to online digital marketing in the COVID / Post COVID world.

KEY MILESTONES

During the fiscal 2021, revenues decreased due to external circumstances out of the company’s control which placed enormous pressure on the operating business.

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

1.

Leading project management software and solution provider to the construction industry Kahua Inc, announced it was ramping up growth using the power of digital marketing in partnership with digital consultancy, Digital Clarity.

2.

Digital Clarity shortlisted for prestigious UK Search Awards in the hotly contested ‘Best Use of Search’ along with client Bentley SYNCHRO, a global construction project management software company that supports the professional needs of those responsible for creating and managing the world’s infrastructure.

3.	Synergy SKY, a Norwegian based company that develops and markets software platforms to manage all meetings and video conferences, announce online marketing partnership with Digital Clarity.

4.

Digital Clarity release SEO Guides for business during Covid-19 Pandemic. The company has a long history with Google search both paid and organic, with these guides specifically focusing on three core areas:

●	The Importance of a Strong Internal Linking Strategy

●	How to Get to the Top of Google

●	How Much Does SEO Cost?

5.

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

Core industry verticals for Digital Clarity include: FinTech, Unified Communication Companies and discretionary advice for professional service providers.

SEARCH ENGINE OPTIMIZATION EVOLUTION

From an SEO point of view, keywords could become less important. Search engines receive more revenue for ads when they provide users with higher quality content. As a result, the algorithm they use needs to be more focused on providing each user with content that will serve a specific purpose, rather than be packed with the right keyword density. Therefore, the need to start thinking about the quality of your content as a ranking factor on search engines. This is where Digital Clarity comes in to help shape content ‘in the right way’ to direct potential buyers to the client’s website.

THE NEXT-GENERATION SEARCH ENGINE MARKET SET TO GROW 25.5% DURING 2021-2026

Over the last few years, the number of voice searches witnessed an exponential growth rate. Also, it is becoming less of a novelty and more like a new standard. Therefore, the next-generation search engines are more oriented toward voice-based search engines.

Next-generation search engines are also increasing because of deep neural networks, machine learning, and other advancements in AI technologies. Virtual assistants, such as smart speakers, are used for various applications across several end-user industries, such as retail, BFSI, and healthcare. One major consumer-facing application is as a personal assistant. It helps consumers accomplish various tasks. For instance, Apple's Siri offers an intuitive interface for connected homes or cars.

These assistants' capabilities can be personalized based on the end-user, thereby improving customer experience in various industries. Thus, although the personal segment holds a significant position, the commercial segment holds a massive opportunity to expand over the forecast period, owing to the growing industrial applications. For instance, virtual assistants can help customers find a doctor's office in the healthcare sector, fill and refill a prescription, and receive payment reminders.

Moreover, the voice search mobility trend is growing at a high pace with the advancements in speech recognition technology or voice search technology. Google has a 95% accuracy rate when spoken correctly in English. Moreover, Google voice search on smartphones is available in over 60 languages.

Personalized responses are one of the famous use cases of voice search, which Google has attained to a large extent, as Google can know and guess the next question the users will be most likely to ask. On the other hand, Alexa cannot understand the context to the same extent as Google. Alexa relies on custom-built skills and protocols, whereas the Google Assistant can understand specific user requests and further personalize the response.

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

THE NEED FOR PROFESSIONAL CONSULTANCY AND OPPORTUNITY FOR MASSIVE GROWTH

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

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The Global Digital Transformation Market size is expected to reach $1,302.9 billion by 2027, rising at a market growth of 20.8% CAGR during the forecast period. Digital transformation is considered as the utilization of digital technology. Digitally transformed enterprises can be flexible to the changing technological landscape and can address abrupt shifts in the industry, particularly the one presently created by the COVID-19 pandemic; studies show that the efficiency and rate of adaptation of digitally transformed companies to a post-pandemic era are relatively larger than conventional businesses. Source

Digital Clarity can help various businesses that have been considerably affected by the global outbreak of the COVID-19 pandemic. One of the significant challenges for the global economy in 2020 was to facilitate business continuity in the midst of social distancing guidelines, lockdowns norms, work-from-home culture, and other operational challenges. The lack of availability of digital strategies, infrastructure, or tools worsens the challenges for various companies that were needed to abruptly shift operations online or allow workers to work from their homes.

The situation, on the other hand, resulted in a considerable surge in awareness regarding the urgent requirement for digital transformation across a majority of the industries and created some lucrative opportunities for the global market. Companies are getting more aware of the advantages of digital transformation, particularly in the work-from-home culture that needs a business to allow the employees to easily learn, collaborate and perform organizational functions across remote locations.

DIGITAL CONTINUES TO DRIVE GROWTH IN CONSULTING

Such is the dominance of US consulting, that its status as the world’s largest consulting market barely bears mentioning anymore. The global consulting market grew by about 8% to $160 billion in 2020, but accounting for 44% of that, the US saw another year of meteoric growth last year according to Source Global Research. While it is still undeniably America first when it comes to consulting, however, the battle to be the second largest consulting market is much more tightly contested.

Despite slowed growth in the UK, the management consulting market in the UK has remained the globe’s second largest. Nearest rival Germany accounts for 0.3% less of the global consulting market than Britain.

THE IMPORTANCE OF STRATEGIC CONSULTANCY IN 2021 AND BEYOND

Across industries, organizations are accelerating digital transformation processes for long-term growth and profitability. Yet: “53% of the organizations surveyed remain untested in the face of digital challenge and their digital transformation readiness therefore uncertain.” This report from Gartner highlights the need embrace change.

Businesses had no choice but to respond quickly to challenging conditions. Although not formally classed as ‘agile’, the twists and turns of the pandemic have required executives to innovate on the fly and collaborate to get things done. This has been compounded by working from home, which has cut out distractions and created more time for ‘deep thinking’.. Regardless of headcount, a return to more stable trading conditions shouldn’t mean running back to the standard practices and silos that previously slowed marketers down.

Adobe says that, Business-to-business (B2B) commerce will continue to undergo a major transformation in 2021 as companies adopt the latest technologies to find new customers, improve their supply-chain efficiencies, and provide a more personalized user experience to their clientele.

Digital Clarity has created a unique Diagnosis Workshop that helps brands identify needs as well as assess the opportunity available. The core focus is to help reduce wastage and increase results.

Areas of focus include:

●	Cost analysis

●	Audit current channels

●	Digital strategy planning

●	ROI projection planning

●	Digital consulting and training

GLOBAL AD SPEND CONTINUES

●	Global advertising spend is expected to grow by 10.4.% or US$60bn to US$634bn
●	Spend will rise past pre-pandemic levels, a year sooner than previously predicted
●	All regions forecast to return to growth in 2021 with Canada, the US and Australia expected to be fastest growing markets in 2021
●	Digital continues to drive recovery, returning to double digit growth. It will represent 50.0% share of global spend this year

Advertising investment is forecast to grow by 10.4% globally in 2021, according to the latest dentsu Ad Spend Report.

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

THE GROWTH OF B2B SOCIAL MEDIA

2020 will go down as the year that marketing was pulled into the boardroom. 80% of senior executives said the role of marketing in setting strategy has expanded since the pandemic. Traditional consumers have moved online, making the digital environment even more important right now.

This priority has raised the profile of marketing as companies scramble to understand the digital-first consumer. The battleground for 2021 will be about speed and agility. Now that many companies have treasure troves of data, the difference is how fast they can personalise the experience and respond to consumer behaviour. Expect to see more investment and innovation in technology infrastructure alongside marketing.

●	40% of B2B content marketers increased their investment in social media and online communities in response to COVID-19.
●	76% of B2B organizations use social media analytics to measure content performance.
●	By 2025, 80% of B2B sales interactions will occur on digital channels.
●	U.S. B2B business will spend an estimated $1.64 billion on LinkedIn ads in 2021, $1.99 billion in 2022, and $2.33 billion in 2023.

Almost all B2B content marketers (96%) use LinkedIn. They also rated it as the top-performing organic platform.

GROWTH IN LINKEDIN ADVERTISING SET TO SOAR TILL 2023

For paid social posts, the picture is similar but not identical.

LinkedIn again comes out on top (80%).

But Facebook outranks Twitter and Instagram outranks YouTube.

GLOBAL B2B ECOMMERCE SALES IN 2021

In the US alone, B2B eCommerce sales will hit $1.184 trillion by the end of 2021.

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

According to Forbes Magazine in 2021 the largest ecommerce markets are:

1	China:	$636 billion
2	United States:	$504 billion
3	Japan:	$104 billion
4	United Kingdom:	$86 billion
5	Germany:	$70 billion
6	France:	$43 billion
7	South Korea:	$37 billion
8	Canada:	$30 billion
9	Russia	$20 billion
10	Brazil	$19 billion

US B2B DIGITAL AD MARKET SET FOR POST PANDEMIC GROWTH

According to eMarketer's July 2021 forecast, 2023 will be a pivotal year for the US B2B digital ad market as spending approaches $15 billion. By then, the seismic transformation spurred by the pandemic will be permanent.

Last year, US B2B pivoted from in-person channels to digital ads to reach audiences. In 2021, the growth in digital ad spending will be even greater than was originally estimated by eMarketer, indicating the shift to digital isn’t slowing down.

Digital ads will also remain a more prevalent part of the B2B media mix in the coming years.

US B2BS SPEND ON LINKEDIN DISPLAY

LinkedIn makes up the largest share of US B2B display in 2021 with 32.2% of the $5.09 billion that will be spent on B2B display this year. We estimate US B2B LinkedIn display ad revenues will be $1.64 billion in the US, growing 27.1% from 2020 when $1.29 billion was spent on LinkedIn B2B display.

US B2BS SPEND ON SEARCH TO INCREASE

In 2021, US B2Bs will spend $5.36 billion on search ads, more than what will be allocated to display.

But search’s growth rate isn’t as strong: It will increase by 19.5% from 2020.

THE NEW NORMAL WILL BE DIGITAL

In just one-year, digital adoption has happened at five to ten times the projected rate.

Lockdown periods, economic uncertainty and loss of predictability have forced customers and businesses online in previously unseen numbers. This migration has upset the power balance, with customers now more in control of the relationship and less loyal to brands and products. On top of that, 60% of companies have seen new buying behaviours such as changes to average basket size and product interests.

Pandemic disruption is also causing many businesses to demand a similar level of convenience to consumers. When we return to normal, there’s no question that the new normal will be digital.

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

During 2022, Digital Brand Media & Marketing Group, Inc. will initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The Company had to continue to defer its 2020/21 plans until certain SEC Matters regarding the delinquent filings brought current in July 2018, remain open. The global pandemic made it impossible to initiate any Investor Awareness Program.

Hopefully in 2022 the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020/21 the pandemic threw all planning into disarray. With capital infusion, 2022 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. We anticipate the benchmark will replicate successful industry models in digital technology, marketing and company transformation.

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

The growth trajectory anticipated is expected during 2022, following capital infusion and return to normal trading. Once that occurs, the clients benefit immediately due to a wider range of resources; the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of the fastest growing industries in the world today.

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

Coincidently, 2020/21 results have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak has caused further slowdown as clients paused and business development much different during an initial lockdown , then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed.

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

The expectations for fiscal year 2022 remain to return to normal trading following affirmance of the dismissal by the full commission. The Company intends to move ahead thereafter to the scaled, growth plan in multiple geographies to benefit all stakeholders, being mindful of the impact of the global pandemic.

During fiscal 2021, and to a lesser extent, in fiscal 2020, we successfully reached agreements with certain lenders resulting in gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 and $57,802 and during fiscal 2021 and 2020, respectively.

We also successfully reached an agreement with a holder of convertible debentures aggregating $249,800 to modify its terms. Such debentures are no longer convertible, are now non-interest bearing, and have been reclassified to loans payable. It also resulted in a decrease in derivative liabilities and an increase in additional paid-in capital of approximately $260,000 during fiscal 2021.

We have not issued convertible debentures since 2015.

Fiscal Year 2021

We had approximately $10,000 in cash and our working capital deficiency amounted to approximately $5.5 million at August 31, 2021.

During fiscal 2021, we used cash in our operating activities amounting to approximately $437,000. Our cash used in operating activities was comprised of our net loss of approximately $701,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $273,000, resulting from a short fall in liquidity and capital resources, which is net of gain on extinguishment of debt of approximately $170,000.

During fiscal 2021, we generated cash from financing activities of approximately $410,000 which primarily consists of the proceeds from demand notes payable of approximately $398,000, offset by an increase in officer loans of approximately $ 12,000.

Fiscal Year 2020

We had approximately $34,000 in cash and our working capital deficiency amounted to approximately $5.1 million at August 31, 2020.

During fiscal 2020, we used cash in our operating activities amounting to approximately $276,000. Our cash used in operating activities was comprised of our net loss of approximately $656,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $332,000, resulting from a short fall in liquidity and capital resources, which is net of gain on extinguishment of debt of approximately $58,000.

During fiscal 2020, we generated cash from financing activities of approximately $281,000 which primarily consists of the proceeds from demand notes payable of approximately $348,000, offset by repayments and officer loans of $ 67,000.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.2 million at August 31, 2021 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $410,000 from financing activities during fiscal 2021. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for fiscal 2021 and 2020

	Consolidated Operating Results

	For the Years Ended August 31,
			Increase/	Increase/
			(Decrease)	(Decrease)
	2021	2020	$ 2021 vs 2020	% 2021 vs 2020

SALES	$171,712	$268,957	$(97,245)	(36)%

COST OF SALES	167,669	241,665	(73,996)	(31)%
GROSS PROFIT	4,043	27,292	(23,249)	(85)%

COSTS AND EXPENSES
Sales, general and administrative	557,427	434,164	(123,263)	28%
TOTAL OPERATING EXPENSES	557,427	434,164	(123,263)	28%

OPERATING LOSS	(553,384)	(406,872)	146,512	36%

OTHER (INCOME) EXPENSE
Interest expense	327,271	318,500	8,771	3%
Other income	-	(12,728)	(12,728)	NM
Gain on extinguishment of debt	(169,837)	(57,802)	112,035	NM
Change in fair value of derivative liability	(9,170)	944	(10,114)	NM
TOTAL OTHER EXPENSE	148,264	248,914	(100,650)	(40)%

NET LOSS	$(701,650)	$(655,786)	$45,864	7%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Our primary sources of revenue are Per-Click Advertising, Web Design, and Advisory Services, which amounted to 38%, 33% and 21% of our revenues during fiscal 2021.

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

The decrease in our revenues during fiscal 2021, when compared to the prior year, is due to Brexit unease in the UK and clients concern about trade issues with or without the European Union, and the uncertainty associated with COVID-19 and its impact on Digital Clarity’s clients.

Cost of sales during fiscal 2021 decreased primarily from a reduction a correlated decrease in revenues.

The increase in general and administrative costs during fiscal 2021, when compared to the prior year, is primarily as a result of lower than usual professional fees and travel expenses due to COVID-19 in fiscal 2020 and lower UK tax credits.

The increase in interest expense, which include interest accrued on certain notes and loans, is primarily lower rate payable under certain unsecured loans payable in fiscal 2021 when compared to the prior year. Additionally, the Company’s gain on extinguishment of debt increased in fiscal 2021 primarily as a result of successful modification of terms on larger notes. The remaining other income and expenses did not significantly change between fiscal 2021 and 2020.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Digital Brand Media & Marketing Group, Inc. (the Company) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 7 to the financial statements, the company has a derivative liability due to a tainted equity environment.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

November 5, 2021

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash	$9,787	$34,461
Accounts receivable, net	16,251	15,333
Prepaid expenses and other current assets	470	470
Total current assets	26,508	50,264

Property and equipment - net	1,420	1,978

TOTAL ASSETS	$27,928	$52,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$657,275	$438,246
Accrued interest	643,331	587,397
Accrued compensation	1,439,886	1,436,686
Derivative liability	506,360	773,676
Loans payable, net	1,648,248	980,109
Officers loans payable	89,709	77,044
Convertible debentures, net	590,991	840,791
	5,575,800	5,133,949

Loan payable, net of short-term portion	46,192	49,656

TOTAL LIABILITIES	5,621,992	5,183,605

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,528,590	9,270,444
Other comprehensive loss	(35,984)	(16,787)
Accumulated deficit	(15,846,383)	(15,144,733)

TOTAL STOCKHOLDERS' DEFICIT	$(5,594,064)	$(5,131,363)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,928	$52,242

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended

	August 31, 2021	August 31, 2020

SALES	$171,712	$268,957

COST OF SALES	167,669	241,665

GROSS PROFIT	4,043	27,292

COSTS AND EXPENSES
Sales, general and administrative	557,429	434,164
TOTAL OPERATING EXPENSES	557,429	434,164

OPERATING LOSS	(553,386)	(406,872)

OTHER (INCOME) EXPENSE
Interest expense	327,271	318,500
Other income	-	(12,728)
Gain on extinguishment of debt	(169,837)	(57,802)
Change in fair value of derivative liability	(9,170)	944
TOTAL OTHER EXPENSES, NET	148,264	248,914

NET LOSS	$(701,650)	$(655,786)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(19,197)	(26,003)
COMPREHENSIVE LOSS	(720,847)	(681,789)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Year Ended August 31,

	2021	2020
Series 1
Preferred Stock
Shares, beginning and end of year	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of year	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of year	-	-

Preferred Stock
Balance, beginning and end of year	$-	$-

Common Stock
Shares, beginning and end of year	757,718,631	757,718,631

Balance, beginning and end of year	$757,718	$757,718

Additional paid-in capital
Balance, beginning of year	$9,270,444	$9,270,444
Reclassification of liability contracts
From liability to equity contracts	258,146	-
Balance, end of year	$9,528,590	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of year	$(16,787)	$9,216
Other comprehensive income (loss)	(19,197)	(26,003)
Balance, end of year	$(35,984)	$(16,787)

Accumulated Deficit
Balance, beginning of year	$(15,144,733)	$(14,488,947)
Net loss	(701,650)	(655,786)
Balance, end of period	$(15,846,383)	$(15,144,733)

Total Stockholders' Deficit	$(5,594,064)	$(5,131,363)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended

	August 31,	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,650)	$(655,786)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	558	45
Change in fair value of derivative liability	(9,170)	944
Bad debt expense	-	(1,465)
Gain on extinguishment of debt	(169,837)	(57,802)

Changes in operating assets and liabilities:
Accounts receivable	(386)	48,176
Accounts payable and accrued expenses	214,790	39,388
Accrued interest	225,773	182,500
Accrued compensation	3,200	168,397

NET CASH USED IN OPERATING ACTIVITIES	(436,722)	(275,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(521)

NET CASH USED IN INVESTING ACTIVITIES	-	(521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	398,497	347,728
Officer loans payable	12,240	(67,090)

NET CASH PROVIDED BY FINANCING ACTIVITIES	410,737	280,638

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	1,311	12,384

NET INCREASE/(DECREASE) IN CASH	(24,674)	16,898

CASH - BEGINNING OF YEAR	34,461	17,563

CASH - END OF YEAR	9,787	34,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash financing and investing activities:
Reclassification of liability contracts	$258,146	$-

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

The Company has outstanding loans and convertible notes payable aggregating $2.2 million at August 31, 2021 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $400,000 from financing activities during fiscal 2021. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2021 or 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2021 and 2020, the Company recognized $0 as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $10,895 and $466, during fiscal 2021 and 2020, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2021 and 2020.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During fiscal 2021 and 2020, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2021, and 2020, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2021 and 2020 and therefore classified as Level 1 within our fair value hierarchy.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements (gain on extinguishment of debt and interest expense).  This reclassification has no effect on the reported results of operations.

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

Customer Concentration

Four and three of the Company's customers accounted for approximately 95% and 92% of its revenues during fiscal 2021 and 2020, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2021	2020
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(21,942)
		$1,420	$1,978

Depreciation expense amounted to $558 and $45 during fiscal 2021 and 2020, respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2021	2020
Loans payable	$1,694,440	$1,029,765

	August 31,
	2021	2020
Loans payable short-term	$1,648,248	$980,109
Loans payable long-term	46,192	49,656
	$1,694,440	$1,029,765

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $55,200 at August 31, 2021 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

During fiscal 2021 and 2020, the Company successfully reached agreements with certain lenders resulting in gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 and $57,802 and during fiscal 2021 and 2020, respectively.

The company may have to provide alternative consideration (which may be in cash, fixed number of shares or other financial instruments) up to amounts accrued to satisfy its fixed obligations under certain unsecured loans payable. The consideration hasn’t been issued yet and is included in accrued expenses and interest expense and were valued based on the fair value of the consideration at issuance.

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2021 are as follows:

Year ended August 31,
2022	$1,648,248
2023	10,994
2024	11,199
2025	11,408
2026	11,621
Thereafter	970
$1,694,440

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2020, and August 31, 2019 convertible debentures consisted of the following:

	August 31,
	2020	2019
Convertible notes payable	$590,991	$840,791

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

The Company successfully reached an agreement with a holder of convertible debentures aggregating $249,800 to modify its terms. Such debentures are no longer convertible, non-interest bearing, and have been reclassified to loans payable.

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2021	2020
Officers loans payable	$89,709	$77,044

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities.  At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2021	2020
Effective Exercise price	0.0010 - 0.0076	0.001 - 0.0076
Effective Market price	0.0076	0.0076
Volatility	89.61%	82.15%
Risk-free interest	0.07%	.012%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during fiscal 20201 and 2020 are as follows:

Balance at September 1, 2019	$772,732
Embedded conversion features at issuance	-
Changes in fair value of derivative liabilities	944
Balance, August 31, 2020	$773,676

Reclassification of liability contracts	(258,146)
Changes in fair value of derivative liabilities	(9,170)
Balance, August 31, 2021	$506,360

NOTE 8 – ACCRUED COMPENSATION

The Company owes $1,439,886 and $1,436,686 as of August 31, 2021 and 2020, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – OTHER INCOME

The Company received a grant of approximately $13,000 from a United Kingdom local governmental entity during fiscal 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $255 and $1,025.

Total rental expense amounted to $18,402, and $17,203 during fiscal 2021 and 2020, respectively.

Consulting Agreement

The annual compensation of Linda Perry is $150,000 for her role as a consultant and as Executive Director for US ( as well as Principal Executive and Financial Officer) interfaces to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development. The agreement has a rolling three-year term through September 2022.

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

NOTE 12 – INCOME TAXES

For the years ended August 31, 2021, and 2020, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2021	2020
Benefit computed at statutory rate	$147,000	$138,000
State tax (benefit), net of federal affect	30,000	28,000
Permanent differences (primarily change in fair value of derivative liability)	2,000	(3,000)
Increase in valuation allowance	(179,000)	(163,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $5.9 million at August 31, 2021. A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2021	2020
Net operating loss carry-forward	$1,514,000	$1,335,000
Accrued compensation	364,000	364,000
Valuation allowance	(1,878,000)	(1,699,000)
Net deferred tax asset	$-	$-

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2021, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues	$-	$171,712	$171,712
Total revenues	-	171,712	171,712
Identifiable assets at August 31, 2020	9,352	18,576	27,928

As of August 31, 2019, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2019, were as follows:

	United States	Great Britain	Total
Revenues	$-	$268,957	$268,957
Total revenues	-	268,957	268,957
Identifiable assets at August 31, 2019	8,065	44,177	52,242

NOTE 14 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2021 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2021. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2021, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting as required under item 308(a) of Regulations S-K in our Annual Report on Form 10-K, filed with the commission for the year ended August 31, 2021 was effective.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2021, with respect to our directors and executive officers.

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

Name	Position

Reggie James	Chief Operating Officer, Senior Vice President and Executive Director
Linda Perry	Principal Executive Officer, Principal Financial Officer and Executive Director

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Reggie James, As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity. In 2013, he was appointed Co-Chief Operating Officer, and in August 2021, Chief Operating Officer. Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are common place today.

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

Linda Perry, Ms. Perry is currently Principal Executive Officer, Principal Financial Officer since September 2015 and Executive Director since April 1 2010. She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution, and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. The Company was re-organized and sold within the industry for £2.3 billion GBP. She was a senior executive at ExxonMobil Corporation holding general management positions with global responsibility in finance, marketing, and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2021 or 2019, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2021	$211,178	(1)	-	-	-	-	-	-	$211,178
Executive Director	2020	$184,963	(2)	-	-	-	-	-	-	$184,963

Linda Perry	2021	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2020	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2021, Mr. James earned 211,178 of which $157,178 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2020, Mr. James earned 184,963 of which $130,963 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2021, and 2020, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2021 and 2020.

Long Term Incentive Plan Awards

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2021 and 2020.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

In April 2011 the Company agreed to compensate a Company Officer, Reggie James, for monthly remuneration of $4,500 for his duties as Senior Vice President and Executive Director of DBMM and Digital Clarity. Mr. James was appointed Co-Chief Operating Officer during fiscal year 2013, and in August, 2021 Chief Operating Officer.

In September 2010 the Company agreed to compensate a Company Officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director. She also was appointed Principal Executive Officer and Principal Financial Officer, in September 2015, for US interface to provide oversight for external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

Report on Repricing of Options/SARs

During the fiscal years ended August 31, 2021, and 2020 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2021 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Reggie James*	7,982,328	1.07%

(2) Linda Perry*	7,972,579	1.07%

All Directors and Executive Officers as a Group (2 persons)	15.945,159

The officers as a group hold 1,200,000 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during fiscal 2021 and 2020 are set forth in the table below:

	2021	2020
Audit Fees (1)	$34,500	$35,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2021, and 2020.

Tax and Other Fees.  We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2021, and 2020.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2021 and 2020, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 5, 2021	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 5, 2021	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director