Form 10-Q
period 2021-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2022-01-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 14, 2022	757,718,631

PART I.     FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2021	2021
ASSETS

CURRENT ASSETS
Cash	$15,621	$9,787
Accounts receivable, net	19,587	16,251
Prepaid expenses and other current assets	470	470
Total current assets	35,678	26,508

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$37,098	$27,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$635,027	$657,275
Accrued interest	702,803	643,331
Accrued compensation	1,432,886	1,439,886
Derivative liability	518,567	506,360
Loans payable, net	1,736,523	1,648,248
Officers loans payable	93,514	89,709
Convertible debentures, net	590,991	590,991
	5,710,311	5,575,800

Loan payable, net of short-term portion	48,230	46,192

TOTAL LIABILITIES	5,758,541	5,621,992

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,528,590	9,528,590
Other comprehensive loss	(17,849)	(35,984)
Accumulated deficit	(15,991,897)	(15,846,383)

TOTAL STOCKHOLDERS' DEFICIT	$(5,721,443)	$(5,594,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,098	$27,928

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	2021	2020
	(Unaudited)	(Unaudited)

SALES	$57,582	$36,965

COST OF SALES	39,754	90,323

GROSS PROFIT	17,828	(53,358)

COSTS AND EXPENSES
Sales, general and administrative	165,925	117,219
TOTAL OPERATING EXPENSES	165,925	117,219

OPERATING LOSS	(148,097)	(170,577)

OTHER (INCOME) EXPENSE
Interest expense	83,472	83,041
Other Income	(98,262)	-
Change in fair value of derivative liability	12,207	(5,956)
TOTAL OTHER EXPENSES, NET	(2,583)	77,085

NET LOSS	$(145,514)	$(247,662)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	18,135	(2,127)
COMPREHENSIVE LOSS	(127,379)	(249,789)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	757,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended November 30,
	2021	2020
	(Unaudited)	(Unaudited)

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning and end of period	757,718,631	757,718,631

Balance, beginning and end of period	$757,718	$757,718

Additional paid-in capital
Balance, beginning and end of period	$9,528,590	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,984)	$(16,787)
Other comprehensive income (loss)	18,135	(2,127)
Balance, end of period	$(17,849)	$(18,914)

Accumulated Deficit
Balance, beginning of period	$(15,846,383)	$(15,144,733)
Net loss	(145,514)	(247,662)
Balance, end of period	$(15,991,897)	$(15,392,395)

Total Stockholders' Deficit	$(5,721,443)	$(5,381,152)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months Ended
	November 30,

	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,514)	$(247,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	200
Change in fair value of derivative liability	12,207	(5,956)

Changes in operating assets and liabilities:
Accounts receivable	(3,999)	111
Accounts payable and accrued expenses	(15,333)	101,727
Accrued interest	59,472	48,541
Accrued compensation	(7,000)	(18,800)

NET CASH USED IN OPERATING ACTIVITIES	(100,167)	(121,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	102,408	122,125
Officer loans payable	3,805	(1,018)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,213	121,107

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(212)	(1,009)

NET INCREASE/(DECREASE) IN CASH	5,834	(1,741)

CASH - BEGINNING OF PERIOD	9,787	34,461

CASH - END OF PERIOD	15,621	32,720

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.4 million at November 30, 2021 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $106,213 from financing activities during the three months ending November 30, 2021. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2021, the Company had no allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2021 and November 30, 2020.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2021, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended November 30, 2021 and November 30, 2020, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2021, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2021 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of November 30 and August 31, 2021 and revenues for the three-month period ended November 30, 2021 and 2020 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	November 30, 2021	August 31, 2021
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

Depreciation expense amounted to $200, during the three-month periods ended November 30, 2020.

NOTE 4 – LOANS PAYABLE

	November 30, 2021	August 31, 2021
Loans payable	$1,784,753	$1,694,440

	November 30, 2021	August 31, 2021
Loans payable short-term	$1,736,523	$1,648,248
Loans payable long-term	48,230	46,192
	$1,784,753	$1,694,440

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $59,912 at November 30, 2021 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

The company may have to provide alternative consideration (which may be in cash, fixed number of shares or other financial instruments) up to amounts accrued to satisfy its fixed obligations under certain unsecured loans payable. The consideration hasn’t been issued yet and is included in accrued expenses and interest expense and was valued based on the fair value of the consideration at issuance.

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2021 are as follows:

2022	$1,736,523
2023	11,498
2024	12,229
2025	13,006
2026	11,468
Thereafter	29
$1,784,753

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	November 30, 2021	August 31, 2021
Convertible notes payable	$590,991	$590,991
Unamortized debt discount	-	-
Total	$590,991	$590,991

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2021	August 31, 2021
Officers loans payable	$93,514	$89,709

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at November 30, 2021, and August 31, 2021 amounted to $704,812 and $773,676 respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2021	August 31, 2021
Effective Exercise price	0.003 - 0.0048	0.0010 - 0.0076
Effective Market price	.006	0.0076
Volatility	96%	90%
Risk-free interest	0.24%	0.17%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended November 30, 2021 is as follows:

Balance at August 31, 2021	$506,360
Changes in fair value of derivative liabilities	12,207
Balance, November 30, 2021	$518,567

NOTE 8 – ACCRUED COMPENSATION

As of November 30, 2021, and August 31, 2021, the Company owes $1,432.886 and $1,439,886, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10- OTHER INCOME

The Company receives governmental assistance from the United Kingdom government in the form of research and development tax credits. Such research and development tax credits amounted to $98,262 during the three-month period November 30, 2021 and are recognized as other income in the accompanying statement of condensed consolidated operations and comprehensive loss.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $269 and $1,025.

Rental expense amounted to $2,016 and $4,495 during the three-month period ended November 30, 2021 and 2020, respectively.

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

NOTE 12 – FOREIGN OPERATIONS

As of November 30, 2021, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2021 and revenues for the three-month period ended November 30, 2021 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$57,582	$57,582
Total revenues	$-	$57,582	$57,582
Identifiable assets at November 30, 2021	$5,212	$31,886	$37,098

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2021 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Lockdown periods, economic uncertainty and loss of predictability have forced customers and businesses online in previously unseen numbers. This migration has upset the power balance, with customers now more in control of the relationship and less loyal to brands and products. On top of that, 60% of companies have seen new buying behaviors such as changes to average basket size and product interests.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2021

We had approximately $26,000 in cash and our working capital deficiency amounted to approximately $5.7 million at November 30, 2021.

During the three-month period ended November 30, 2021, we used cash in our operating activities amounting to approximately $100,000. Our cash used in operating activities was comprised of our net loss of approximately $146,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $37,000, resulting from a short fall in liquidity and capital resources.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2021 impacted our cash used in operating activity:

We generated cash from financing activities of $106,213 which primarily consists of the proceeds from notes payable.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2020

We had approximately $33,000 in cash and our working capital deficiency amounted to approximately $5.3 million at November 30, 2020.

During the three-month period ended November 30, 2020, we used cash in our operating activities amounting to approximately $122,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $248,000 adjusted for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $131,000, resulting from a short fall in liquidity and capital resources.

During the three-month period ended November 30, 2020, we generated cash from financing activities of $121,107, which consist of the proceeds from the issuance of loan payables.

RESULTS OF OPERATIONS

	Consolidated Operating Results

	For the For the Three Month Period Ended
			Increase/	Increase/
	November 30,	November 30,	(Decrease)	Decrease
	2021	2020		%

SALES	$57,582	$36,965	$20,617	56%

COST OF SALES	39,754	90,323	(50,569)	-56%

GROSS PROFIT	17,828	(53,358)	71,186	NM

COSTS AND EXPENSES
Sales, general and administrative	165,925	117,219	48,706	42%

TOTAL OPERATING EXPENSES	165,925	117,219	48,706	42%

OPERATING LOSS	(148,097)	(170,577)	(22,480)	-13%

OTHER (INCOME) EXPENSE
Interest expense	83,472	83,041	431	1%
Other income	(98,262)	-	(98,262)	NM
Change in fair value of derivative liability	12,207	(5,956)	18,163	NM
TOTAL OTHER EXPENSES, NET	(2,583)	77,085	(79,668)	-103%

NET LOSS	$(145,514)	$(247,662)	$(102,148)	-41%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2021 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 64%, 34%, and 2% of our revenues, respectively during the three-month period ended November 30, 2021.

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

The increase in our revenues during the three month period ended November 30, 2021, when compared to the prior year, is due to increase activity following the ease of restrictions in the UK associated with COVID-19 and its impact on Digital Clarity’s clients.

During the three-month period ended November 30, 2021, our cost of sales decreased due to reduction in compensation streamlining our delivery of services.

The sales, general and administrative expenses during the three-month period ended November 30, 2021 increased primarily from an allocation of overhead of expenses to non-revenue generated activities during that period compared to those incurred in the prior period.

Interest expense during the three-month were consistent when compared to those incurred in the prior period.

The increase on derivative liabilities during the three-month period ended November 30, 2021 is primarily attributable to an increase in the Company’s estimated volatility used in the assumptions to compute its fair value at November 30, 2021 when compared to November 30, 2020.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2021. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2021 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. The Company will review options to support bringing this matter to conclusion as soon as possible.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Principal Executive Officer Rule 13a-14(a) Certification Principal Financial Officer Executive Director
32.1	Principal Executive Officer Sarbanes-Oxley Act Section 906 Certification Principal Financial Officer Executive Director

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: January 14, 2022

By: /s/  Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director