Form 10-Q
period 2022-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2022-04-12
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 11, 2022	787,718,631

INDEX

Page No
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION - UNAUDITED

Item 1. Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets as of February 28, 2022 (unaudited) and August 31, 2021 (audited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended February 28, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the Six months ended February 28, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six months ended February 28, 2022 and, 2021 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30

SIGNATURES	31

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$30,202	$9,787
Accounts receivable, net	931	16,251
Prepaid expenses and other current assets	470	470
Total current assets	31,603	26,508

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$33,023	$27,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$721,060	$657,275
Accrued interest	770,071	643,331
Accrued compensation	1,433,886	1,439,886
Derivative liability	222,363	506,360
Loans payable, net	1,823,545	1,648,248
Officers loans payable	97,302	89,709
Convertible debentures, net	590,991	590,991
	5,659,218	5,575,800

Loan payable, net of short-term portion	45,756	46,192

TOTAL LIABILITIES	5,704,974	5,621,992

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 757,718,631, and 757,718,631, shares issued and outstanding	757,718	757,718
Additional paid in capital	9,528,590	9,528,590
Other comprehensive loss	7,992	(35,984)
Accumulated deficit	(15,968,246)	(15,846,383)

TOTAL STOCKHOLDERS' DEFICIT	$(5,671,951)	$(5,594,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,023	$27,928

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Unaudited		Unaudited
	For the Three Months Ended		For the Six Months Ended
	Feb. 28, 2022	Feb. 28, 2021	Feb. 28, 2022	Feb. 28, 2021

REVENUES	$39,264	$38,117	$96,846	$75,082

COST OF REVENUES	32,119	9,416	71,873	99,739

GROSS PROFIT (LOSS)	7,145	28,701	24,973	(24,657)

COSTS AND EXPENSES
Sales, general and administrative	151,529	121,875	317,457	239,094
TOTAL OPERATING EXPENSES	151,529	121,875	317,457	239,094

OPERATING (LOSS)	(144,384)	(93,174)	(292,484)	(263,751)

OTHER (INCOME) EXPENSE
Interest expense	128,169	54,918	211,641	137,959
Other income	-	-	(98,265)	-
Change in fair value of derivative liability	(296,204)	(66,217)	(283,997)	(72,173)
TOTAL OTHER (INCOME) EXPENSE	(168,035)	(11,299)	(170,621)	65,786

NET INCOME (LOSS)	$23,651	$(81,875)	$(121,863)	$(329,537)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	25,841	19,198	43,976	17,071
COMPREHENSIVE INCOME (LOSS)	49,492	(62,677)	(77,887)	(312,466)

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	757,718,631	757,718,631	757,718,631	757,718,631
Diluted	909,088,106	757,718,631	757,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Six Months Ended February 28, (Unaudited)
	2022	2021

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning and end of period	757,718,631	757,718,631

Balance, beginning and end of period	$757,718	$757,718

Additional paid-in capital
Balance, beginning and end of period	$9,528,590	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,984)	$(16,787)
Other comprehensive income (loss)	43,976	(24,943)
Balance, end of period	$7,992	$(41,730)

Accumulated Deficit
Balance, beginning of period	$(15,846,383)	$(15,144,733)
Net loss	(121,863)	(247,662)
Balance, end of period	$(15,968,246)	$(15,474,270)

Total Stockholders' Deficit	$(5,671,951)	$(5,485,843)

See Notes to Unaudited Condensed Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	(Unaudited)
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(121,863)	$(329,537)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	558
Change in fair value of derivative liability	(283,997)	(72,173)
Gain on extinguishment of debt	-	-

Changes in operating assets and liabilities:
Accounts receivable	15,071	3,532
Accounts payable and accrued expenses	94,693	78,441
Accrued interest	126,740	103,456
Accrued compensation	(6,000)	(12,300)

NET CASH USED IN OPERATING ACTIVITIES	(175,356)	(228,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	190,022	228,168
Officer loans payable (repayments)	8,336	(1,214)
Principal repayments loans payable	(2,400)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	195,958	226,954

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(187)	17,071

NET INCREASE/(DECREASE) IN CASH	20,415	16,002

CASH - BEGINNING OF PERIOD	9,787	34,461

CASH - END OF PERIOD	30,202	50,463

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Common Stock issued in connection with debt	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.4 million at February 28, 2022 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $195,958 from financing activities during the six months ending February 28, 2022. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2022, the Company had no allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the six-month period ended February 28, 2022 and February 28, 2021 and the three-month period ended February 28, 2021. During the three-month period ended February 20, 2022, the dilutive securities amounted to 151,369,475 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended February 28, 2022 and February 28, 2021, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2022, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2022 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of February 28, 2022 and August 31, 2021 and revenues for the six-month period ended February 28, 2022 and 2021 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	February 28, 2022	August 31, 2021
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

Depreciation expense amounted to $558 during the six-month periods ended February 28, 2021.

NOTE 4 – LOANS PAYABLE

The Company’s loans payable at each measurement date are as follows:

	February 28, 2022	August 31, 2021
Loans payable short-term	$1,823,545	$1,648,248
Loans payable long-term	45,756	46,192
	$1,869,301	$1,694,440

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $57,182 at February 28, 2022 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 28, 2022 are as follows:

2023	$1,823,545
2024	11,764
2025	12,512
2026	13,308
2027	8,172
$1,869,301

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	February 28, 2022	August 31, 2021
Convertible notes payable	$590,991	$590,991
Unamortized debt discount	-	-
Total	$590,991	$590,991

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	February 28, 2022	August 31, 2021
Officers loans payable	$97,302	$89,709

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at February 28, 2022, and August 31, 2021 amounted to $704,812 and $773,676 respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2022	August 31, 2021
Effective Exercise price	0.003 - 0.0048	0.0015 - 0.004
Effective Market price	.002	0.004
Volatility	25%	90%
Risk-free interest	1.01%	0.17%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six-month period ended February 28, 2022 is as follows:

Balance at August 31, 2021	$506,360
Changes in fair value of derivative liabilities	283,997
Balance, February 28, 2022	$222,363

NOTE 8 – ACCRUED COMPENSATION

As of February 28, 2022, and August 31, 2021, the Company owes $1,433.886 and $1,439,886, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – OTHER INCOME

The Company receives governmental assistance from the United Kingdom government in the form of research and development tax credits. Such research and development tax credits amounted to $98,265 during the six-month period February 28, 2022 and are recognized as other income in the accompanying statement of condensed consolidated operations and comprehensive loss.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $269 and $1,025.

Rental expense amounted to $4,126 and $9,258 during the six-month period ended February 28, 2022 and 2021, respectively.

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

NOTE 12 – FOREIGN OPERATIONS

As of February 28, 2022, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2022 and revenues for the six-month period ended February 28, 2022 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$96,846	$96,846
Total revenues	$-	$96,846	$96,846
Identifiable assets at February 28, 2022	$18,473	$14,550	$33,023

As of February 28, 2021, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2021 and revenues for the six-month period ended February 28, 2021 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$75,082	$75,082
Total revenues	$-	$75,082	$75,082
Identifiable assets at February 28, 2021	$21,963	$42,191	$64,154

NOTE 13 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose with the exception of the following:

During March 2022, the Company reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $85,000 in consideration of 30,000,000 shares of its common stock. Consequently, the liabilities will decrease by $85,000 and common stock and additional paid-in capital will increase by $102,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This priority has raised the profile of marketing as companies scramble to understand the digital-first consumer. The battleground for 2021 will be about speed and agility. Now that many companies have treasure troves of data, the difference is how fast they can personalize the experience and respond to consumer behavior. Expect to see more investment and innovation in technology infrastructure alongside marketing.

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

Finally, in March 2022, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $85,000 in consideration of 30,000,000 shares of the Company’s common stock.

We have not issued convertible debentures since 2015.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2022

We had $30,000 in cash and our working capital deficiency amounted to approximately $5.6 million at February 28, 2022.

During the six-month period ended February 28, 2022, we used cash in our operating activities amounting to $175,000. Our cash used in operating activities was comprised of our net loss of approximately $121,000 adjusted primarily for the following:

Change in fair value of derivative liability of $284,000;

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2022 impacted our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $215,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $196,000 which primarily consists of the proceeds from notes payable.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2021

We had approximately $58,000 in cash and our working capital deficiency amounted to $5.4 million at February 28, 2021.

During the six-month period ended February 28, 2021, we used cash in our operating activities amounting to $228,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $330,000 adjusted for the following:

Change in fair value of derivative liability of $72,000

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2022 impacted our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $170,000, resulting from a short fall in liquidity and capital resources.

During the six-month period ended February 28, 2021, we generated cash from financing activities of $227,000, which consist of the proceeds from the issuance of loan payables.

	Unaudited Consolidated Operating Results
	For the Three Months Ended				For the Six Months Ended
			Increase/	Increase/			Increase/	Increase/
	February 28,	February 28,	(Decrease)	(Decrease)	February 28,	February 28,	(Decrease)	(Decrease)
	2022	2021	$	%	2022	2021	$	%

SALES	$39,264	$38,117	$1,147	3%	$96,846	$75,082	$21,764	29%

COST OF SALES	32,119	9,416	22,703	241%	71,873	99,739	(27,866)	-28%

GROSS PROFIT	7,145	28,701	(21,556)	-238%	24,973	(24,657)	49,630	57%

COSTS AND EXPENSES
Sales, general and administrative	121,875	94,371	27,504	29%	239,094	252,389	(13,295)	-5%

TOTAL OPERATING (GAIN) EXPENSES	121,875	94,371	27,504	29%	239,094	252,389	(13,295)	-5%

OPERATING GAIN (LOSS)	(114,730)	(65,670)	(49,060)	75%	(214,121)	(277,046)	62,925	-23%

OTHER (INCOME) EXPENSE
Interest expense	128,169	54,918	73,251	133%	211,641	137,959	73,682	53%
Other income	-	-			(98,265)	-
Change in fair value of derivative liability	(296,204)	(66,217)	(229,987)	347%	(283,997)	(72,173)	211,824	-293%
TOTAL OTHER EXPENSE	(168,035)	(11,299)	(156,736)	NM	(72,356)	65,786	285,506	NM

NET LOSS	$53,305	$(54,371)	$107,676	-198%	$(141,765)	$(342,832)	$201,067	-59%

(NM): not meaningful

RESULTS OF OPERATIONS

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month and six-month periods ended February 28, 2022 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 62%, 38%, and 2% of our revenues, respectively during the three-month and six-month periods ended February 28, 2022.

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

The increase in our revenues during the three-month and six-month periods ended February 28, 2022, when compared to the prior year, is due to increase activity following the ease of restrictions in the UK associated with COVID-19 and its impact on Digital Clarity’s clients.

During the six-month period ended February 28, 2022, our cost of sales decreased due to reduction in compensation streamlining our delivery of services in the first quarter of 2022, which were increased during the three-month period ended February 28, 2022.

The sales, general and administrative expenses during the three-month and six-months periods ended February 28, 2022 were at comparable levels when compared to prior year periods.

Interest expense during the three-month and six-month periods ended February 28, 2022 increased by additional consideration provided to a lender upon issuance of loans payable.

The increase in other income during the six-month period ended February 28, 2022 is primarily attributable to the recognition of certain tax credits related to expenses incurred in the United Kingdom.

The decrease in the fair value of derivative liabilities during the three-month and six-month periods ended February 28, 2022 is primarily attributable to an decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at February 28, 2022 when compared to February 28, 2021.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2022. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2022 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. The Commission ordered a second 90-day extension to issue a decision to conclude June 7, 2022. The Company continues to review options to support bringing this matter to conclusion as soon as possible.

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

Date: April 12, 2022

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director