Form 10-Q
period 2022-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2022-07-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 14, 2022	787,718,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$14,409	$9,787
Accounts receivable, net	17,895	16,251
Prepaid expenses and other current assets	470	470
Total current assets	32,774	26,508

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$34,194	$27,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$754,699	$657,275
Accrued interest	823,180	643,331
Accrued compensation	1,439,386	1,439,886
Derivative liability	217,447	506,360
Loans payable, net	1,861,318	1,648,248
Officers loans payable	91,978	89,709
Convertible debentures, net	546,571	590,991
	5,734,579	5,575,800

Loan payable, net of short-term portion	43,032	46,192

TOTAL LIABILITIES	5,777,611	5,621,992

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 757,718,631, and 757,718,631, shares issued and outstanding	787,718	757,718
Additional paid in capital	9,666,590	9,528,590
Other comprehensive loss	51,781	(35,984)
Accumulated deficit	(16,251,501)	(15,846,383)

TOTAL STOCKHOLDERS' DEFICIT	$(5,743,417)	$(5,594,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,194	$27,928

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

REVENUES	$68,130	$45,456	$164,976	$120,538

COST OF REVENUES	30,217	50,417	102,090	150,156

GROSS PROFIT (LOSS)	37,913	(4,961)	62,886	(29,618)

COSTS AND EXPENSES
Sales, general and administrative	124,451	138,079	441,908	377,173
TOTAL OPERATING EXPENSES	124,451	138,079	441,908	377,173

OPERATING LOSS	(86,538)	(143,040)	(379,022)	(406,791)

OTHER (INCOME) EXPENSE
Interest expense	95,599	54,315	307,240	192,274
Other income	-	-	(98,265)	-
Loss on extinguishment of debt	82,485	-	82,845	-
Change in fair value of derivative liability	18,273	(3,309)	(265,724)	(68,864)
TOTAL OTHER (INCOME) EXPENSE	196,357	51,006	26,096	123,410

NET LOSS	$(282,895)	$(194,046)	$(405,118)	$(530,201)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	69,630	(75,080)	87,765	(58,009)
COMPREHENSIVE LOSS	(213,265)	(269,126)	(317,353)	(588,210)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	782,718,631	757,718,631	765,990,690	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Nine Months Ended May 31,
	(Unaudited)
	2022	2021
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	757,718,631	757,718,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	30,000,000	-
Shares, end of period	787,718,631	757,718,631

Balance, beginning of period	$757,718	$757,718
Issuance of shares pursuant to satisfaction of convertible debt obligations	30,000	-
Balance, end of period	$787,718	$757,718

Additional paid-in capital
Balance, beginning of period	$9,528,590	$9,270,444
Issuance of shares pursuant to satisfaction of convertible debt obligations	138,000	-
Balance, end of period	$9,666,590	$9,270,444

Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,984)	$(16,787)
Other comprehensive income (loss)	87,765	(58,009)
Balance, end of period	$51,781	$(74,796)

Accumulated Deficit
Balance, beginning of year	$(15,846,383)	$(15,144,733)
Net loss	(405,118)	(530,201)
Balance, end of period	$(16,251,501)	$(15,674,934)

Total Stockholders' Deficit	$(5,743,417)	$(5,719,573)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	(Unaudited)
	May 31,	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(405,118)	$(530,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	558
Change in fair value of derivative liability	(265,724)	(68,864)
Loss on extinguishment of debt	82,845	-

Changes in operating assets and liabilities:
Accounts receivable	(3,203)	(6,740)
Accounts payable and accrued expenses	137,062	129,326
Accrued interest	197,395	157,771
Accrued compensation	(500)	(3,300)

NET CASH USED IN OPERATING ACTIVITIES	(257,243)	(321,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	260,222	307,342
Officer loans payable	4,417	(1,096)
Principal repayments loans payable	(2,400)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	262,239	306,246

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(374)	1,194

NET INCREASE/(DECREASE) IN CASH	4,622	(14,010)

CASH - BEGINNING OF PERIOD	9,787	34,461

CASH - END OF PERIOD	14,409	20,451

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Issuance of shares pursuant to satisfaction of convertible debt obligations	$64,137	$-

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

The Company strategically focuses on developing the business of its wholly owned and revenue generating online marketing services company, Digital Clarity. With deep DNA in its operating market, blending the services of an experienced professional workforce leveraging a technology offering positions the Company in a strong, forward-looking structure. Digital Clarity operates in the growing area of digital marketing that helps companies make the most of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2022. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.5 million at May 31, 2022 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $262,239 from financing activities during the nine months ending May 31, 2022. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At May 31, 2022, the Company had no allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2022 and May 31, 2021, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2022, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2022 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts receivable as of May 31, 2022 and August 31, 2021 and revenues for the nine-month period ended May 31, 2022 and 2021 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	May 31, 2022	August 31, 2021
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

Depreciation expense amounted to $558 during the nine-month periods ended May 31, 2021.

NOTE 4 – LOANS PAYABLE

The Company’s loans payable at each measurement date are as follows:

	May 31, 2022	August 31, 2021
Loans payable short-term	$1,861,318	$1,648,248
Loans payable long-term	43,032	46,192
	$1,904,350	$1,694,440

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $50,414 at May 31, 2022 bears interest at an annual rate of 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2021. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2022 are as follows:

2023	$1,861,322
2024	11,062
2025	11,765
2026	12,513
2027	7,688
$1,904,350

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2022	August 31, 2021
Convertible notes payable	$546,571	$590,991
Unamortized debt discount	-	-
Total	$546,571	$590,991

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2022	August 31, 2021
Officers loans payable	$91,978	$89,709

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2022	August 31, 2021
Effective Exercise price	0.0016 - 0.0024	0.0015 - 0.004
Effective Market price	.0031	0.004
Volatility	25-64%	90%
Risk-free interest	2.08%	0.17%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2022 is as follows:

Balance at August 31, 2021	$506,360
Reclassification of liability contracts	(23,189)
Changes in fair value of derivative liabilities	(265,724)
Balance, May 31, 2022	$217,447

NOTE 8 – ACCRUED COMPENSATION

As of May 31, 2022, and August 31, 2021, the Company owes $1,439,386 and $1,439,886, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

The Company successfully reached an agreement in March 2022 with a lender resulting in a loss on extinguishment of debt of issued 30,000,000 shares amounting to $82,845. The gain is the difference between the consideration given by the Company, which consisted of 30,000,000 shares of its common stock valued at $168,000 and the carrying value of its obligations related to its convertible notes, including related derivative liabilities, which amounted to $85,155 at the settlement date.

NOTE 10 – OTHER INCOME

The Company receives governmental assistance from the United Kingdom government in the form of research and development tax credits. Such research and development tax credits amounted to $98,265 during the nine-month period May 31, 2022 and are recognized as other income in the accompanying statement of condensed consolidated operations and comprehensive loss.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $269 and $1,025.

Rental expense amounted to $6,256 and $12,805 during the nine-month period ended May 31, 2022 and 2021, respectively.

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

NOTE 12 – FOREIGN OPERATIONS

As of May 31, 2022, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2022 and revenues for the nine-month period ended May 31, 2022 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$164,976	$164,976
Total revenues	$-	$164,976	$164,976
Identifiable assets at May 31, 2022	$7,423	$26,771	$34,194

As of May 31, 2021, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2021 and revenues for the nine-month period ended May 31, 2021 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$120,538	$120,538
Total revenues	$-	$120,538	$120,538
Identifiable assets at May 31, 2021	$17,947	$27,790	$45,737

NOTE 13 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Coronavirus lockdown initially halted, and even now has slowed down, many business processes starting from manufacturing, supply chain to logistics, and marketing. Digital Clarity is no exception, and the negative impact for over two years, is measurable.

During the two-year period, some businesses have permanently closed or paused their digital marketing activities temporarily, because of this uncertainty. That mindset results in drastically decreased online traffic, sales, engagement, conversation, and pushed down search ranking. There are opportunities emerging, and Digital Clarity is actively pursuing new clients in a new environment.

This inserted a gap in the operating business plan. As digital marketing is not a quick-fix solution to gain momentum. Therefore, it does not give companies visibility overnight. Many companies using digital marketing techniques such as search engine optimization (SEO) or social media marketing, are already aware that implementations take three to four months’ time to achieve positive results. Our company mantra remains, “ROI is our DNA.”

This means that although there was a slowdown in existing business and new business development, there is a need for reinforcement of the digital values proposition to bring or maintain a company’s brand front and center. As a consultancy, we are delivering the message.

Operationally, fiscal year 2022 has been important in continuing the direction of the Company post-pandemic and steering it toward a scaled growth plan which has been in neutral while the Company addressed certain external challenges beyond its control. Nevertheless, the Company continued to focus on the positive, proven operating model and used that model to maintain certain existing clients and through its digital infrastructure, is perfectly placed to expand geographic reach to new clients in 2022.

Through a turbulent 2021 to date, DBMM continues to build on its strengths. Like the rest of the world, the effect of Covid-19 and the remains in turn-around. Despite the remaining challenges, the Company has strong relationships within the market and will continue to extend its business focus to a wide variety of industry verticals.

No one expected that pandemic and the SEC matter. The pandemic caused damage, as did the SEC matter.

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

The Company endeavors to bring the SEC case of delayed filings to a close as it has been dismissed on November 12, 2019, yet compliant with all of its filings since that time.

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

THE IMPORTANCE OF STRATEGIC CONSULTANCY IN 2022 AND BEYOND

Across industries, organizations are accelerating digital transformation processes for long-term growth and profitability. Yet: “53% of the organizations surveyed remain untested in the face of digital challenge and their digital transformation readiness therefore uncertain.” This report from Gartner highlights the need embrace change.

Businesses had no choice but to respond quickly to challenging conditions. Although not formally classed as ‘agile’, the twists and turns of the pandemic have required executives to innovate on the fly and collaborate to get things done. This has been compounded by working from home, which has cut out distractions and created more time for ‘deep thinking’. Regardless of headcount, a return to more stable trading conditions shouldn’t mean running back to the standard practices and silos that previously slowed marketers down.

Adobe says that Business-to-business (B2B) commerce will continue to undergo a major transformation in 2021 as companies adopt the latest technologies to find new customers, improve their supply-chain efficiencies, and provide a more personalized user experience to their clientele.

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

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

During 2022, Digital Brand Media & Marketing Group, Inc. will initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The Company had to continue to defer its 2020/21 plans until certain SEC Matters regarding the delinquent filings brought current in July 2018, remain open into 2022. The global pandemic made it impossible to initiate any Investor Awareness Program and the SEC matter remains open, so the planning remains in neutral.

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

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020/21 the pandemic threw all planning into disarray. With capital infusion following the closure of the SEC review with a final order of the earlier dismissal, 2022 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. We anticipate the benchmark will replicate successful industry models in digital technology, marketing and company transformation.

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

Coincidently, 2020/21 results have slowed down temporarily due to Brexit unease in the UK and clients concern about trade issues with or without the European Union. So, in the midst of the uncertainty caused by the Brexit slowdown, the COVID -19 global outbreak caused further slowdown as clients paused and business development much different during an initial lockdown, then lifted only to be reinstated on November 5, 2020. That only made the uncertainty further exacerbated, while clients need to extend or double down on their digital footprint as the industry has become essential during the pandemic. Nevertheless, Digital Clarity is revising its model to adjust to changing circumstances, when client revenues are paused or delayed and new clients developed.

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

During fiscal 2021 and so far in 2022, and to a lesser extent, in fiscal 2020, we successfully reached agreements with certain lenders resulting in gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 and $57,802 and during fiscal 2021 and 2020, respectively.

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

NINE-MONTH PERIOD ENDED MAY 31, 2022

We had $14,000 in cash and our working capital deficiency amounted to approximately $5.75 million at May 31, 2022.

During the nine-month period ended May 31, 2022, we used cash in our operating activities amounting to $257,000. Our cash used in operating activities was comprised of our net loss of $405,000 adjusted primarily for the following:

Change in fair value of derivative liability of $265,000 and loss on extinguishment of debt of $83,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2022 impacted our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $334,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $262,000 which primarily consists of the proceeds from the issuance of loans payable.

NINE-MONTH PERIOD ENDED MAY 31, 2021

We had approximately $20,000 in cash and our working capital deficiency amounted to $5.7 million at May 31, 2021.

During the nine-month period ended May 31, 2021, we used cash in our operating activities amounting to $321,000. Our cash used in operating activities was comprised of our net loss from continuing operations of $530,000 adjusted for the following:

Change in fair value of derivative liability of $69,000

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2022 impacted our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $284,000, resulting from a short fall in liquidity and capital resources.

During the nine-month period ended May 31, 2021, we generated cash from financing activities of $306,000, which consist of the proceeds from the issuance of loan payables.

	Unaudited Consolidated Operating Results
	For the Three Months Ended				For the Three Months Ended
			Increase/	Increase/			Increase/	Increase/
	May 31,	May 31,	(Decrease)	(Decrease)	May 31,	May 31,	(Decrease)	(Decrease)
	2022	2021	$	%	2022	2021	$	%

SALES	$68,130	$45,456	$22,674	50%	$164,976	$120,538	$44,438	37%

COST OF SALES	30,217	50,417	(20,200)	-40%	102,090	150,156	(48,066)	-32%

GROSS PROFIT	37,913	(4,961)	42,874	90%	62,886	(29,618)	92,504	69%

COSTS AND EXPENSES
Sales, general and administrative	124,451	138,079	(13,628)	-10%	441,908	377,173	64,735	17%

TOTAL OPERATING (GAIN) EXPENSES	121,451	138,079	(13,628)	-10%	441,908	377,173	64,735	17%

OPERATING GAIN (LOSS)	(86,538)	(143,040)	56,502	-40%	(379,022)	(406,791)	27,769	-7%

OTHER (INCOME) EXPENSE
Interest expense	95,599	54,315	41,284	76%	307,240	192,274	114,966	60%
Other income	-	-	-	NM	(98,265)	-	98,265	NM
Loss on extinguishment of debt	82,485	-	82,485	NM	82,845	-	82,845	NM
Change in fair value of derivative liability	18,273	(3,309)	21,582	NM	(265,724)	(68,864)	196,860	286%
TOTAL OTHER EXPENSE	196,357	51,006	145,351	NM	26,096	123,410	(97,314)	79%

NET LOSS	$(282,895)	$(194,046)	$(88,849)	46%	$(405,118)	$(530,201)	$125,083	-24%

(NM): not meaningful

RESULTS OF OPERATIONS

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month and nine-month periods ended May 31, 2022 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 65%, 34%, and 1% of our revenues, respectively during the nine-month period ended May 31, 2022.

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

The increase in our revenues during the three-month and nine-month periods ended May 31, 2022, when compared to the prior year, is due to increase activity following the ease of restrictions in the UK associated with COVID-19 and its impact on Digital Clarity’s clients.

During the three-month and nine-month periods ended May 31, 2022, our cost of sales decreased due to reduction in compensation streamlining our delivery of services.

The sales, general and administrative expenses during the three-month and nine-months periods ended May 31, 2022 were at comparable levels when compared to prior year periods.

Interest expense during the three-month and nine-month periods ended May 31, 2022 increased by additional consideration provided to a lender upon issuance of loans payable.

The decrease in other expense during the nine-month period ended May 31, 2022 is primarily attributable to the recognition of certain tax credits related to expenses incurred in the United Kingdom and the increase in other expenses during the three-month period ended May 31, 2022 is primarily due to a loss on settlement of debt.

The decrease in the fair value of derivative liabilities during the three-month and nine-month periods ended May 31, 2022 is primarily attributable to a decrease in the Company’s estimated volatility used in the assumptions to compute its fair value at May 31, 2022 when compared to May 31, 2021.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2022. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2022 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Hearing for January 15, 2019 was re-scheduled because of government shutdown. Digital Brand entered a Motion to Dismiss the Proceedings on March 19, 2019 based on being current as of July 2018, and all filings to date have been filed on time for the 2019 fiscal year. The facts were presented at the hearing. The Division did not support the dismissal in a response to which Digital Brand filed two Amendments to the Consolidated 10-K for 2015- 2016-2017 and the 10-K for 2018 on April 23 and 24, 2019 respectively, and Amendments No. 2 on October 1, 2019 to supersede language in Part II, Item 9A. On November 12, 2019, Carol Fox Foelak, Administrative Law Judge, Securities & Exchange Commission ordered an Initial Decision/Dismissal of the Proceeding. The Dismissal would have become effective under Rule 360 of the Commission's Rules of Practice, 17 C.F.R., Section 201.360, following the Commission’s Order of Finality. Unfortunately, on December 3, 2019 The Division of Enforcement Submitted a Petition for Review of Judge Carol Fox Foelak’s Initial Decision dismissing the Administrative Proceedings rendered on November 12, 2019. The Company filed a Motion for summary affirmance of the Initial Decision on December 20, 2019. The Motion for Summary Affirmance was not opposed by Enforcement, nevertheless the Petition for Review (“PFR”) was filed earlier.

On January 25, 2021, the Commission denied the Company’s Motion for Summary Affirmance of Judge Carol Fox-Foelak’s Dismissal of November 12, 2019 and granted the Division’s Petition for Review and set a briefing schedule beginning February 24, 2021. The Commission concluded that “briefing in the ordinary course would...assist the Commission. This appeal raises issues as to which we have an interest in articulating our views and important matters of public interest, including the proper application of the standard that governs determination of sanctions in a Section 12(j) proceeding.” Both parties have briefed and concluded April, 2021. The Company is disappointed that so much time has been lost and continues to vociferously support the original Dismissal two and a half years ago.

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. The Commission ordered a third 90-day extension to issue a decision to conclude September 6, 2022. The Company has been sponsored by a broker to resume trading via a Form 211 application to the Financial Industry Regulatory Authority. The Company continues to review options to support bringing this matter to conclusion as soon as possible.

Shareholders have been significantly damaged by the protracted SEC matter. The delays were further exacerbated by the unnecessary PFR requested by the Division of Enforcement while the Company continued its meets its reporting compliance in good faith as committed to the court and contained in its cured SEC filings and thereafter.

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

Date: July 14, 2022

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director