Form 10-Q/A
period 2022-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2022-09-23
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Explanatory Note:

The purpose of this Amendment No.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2022 originally filed with the US Securities and Exchange Commission on July 14, 2022 is to correct the  number of our shares of common stock outstanding on our balance sheet at May 31, 2022 and to change the header of our results of operations to reflect that the period presented was for the nine month period ended May 31, 2022 and 2021, respectively.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$14,409	$9,787
Accounts receivable, net	17,895	16,251
Prepaid expenses and other current assets	470	470
Total current assets	32,774	26,508

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$34,194	$27,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$754,699	$657,275
Accrued interest	823,180	643,331
Accrued compensation	1,439,386	1,439,886
Derivative liability	217,447	506,360
Loans payable, net	1,861,318	1,648,248
Officers loans payable	91,978	89,709
Convertible debentures, net	546,571	590,991
	5,734,579	5,575,800

Loan payable, net of short-term portion	43,032	46,192

TOTAL LIABILITIES	5,777,611	5,621,992

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 787,718,631, and 757,718,631, shares issued and outstanding	787,718	757,718
Additional paid in capital	9,666,590	9,528,590
Other comprehensive loss	51,781	(35,984)
Accumulated deficit	(16,251,501)	(15,846,383)

TOTAL STOCKHOLDERS' DEFICIT	$(5,743,417)	$(5,594,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,194	$27,928

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Unaudited		Unaudited
	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

REVENUES	$68,130	$45,456	$164,976	$120,538

COST OF REVENUES	30,217	50,417	102,090	150,156

GROSS PROFIT (LOSS)	37,913	(4,961)	62,886	(29,618)

COSTS AND EXPENSES
Sales, general and administrative	124,451	138,079	441,908	377,173
TOTAL OPERATING EXPENSES	124,451	138,079	441,908	377,173

OPERATING LOSS	(86,538)	(143,040)	(379,022)	(406,791)

OTHER (INCOME) EXPENSE
Interest expense	95,599	54,315	307,240	192,274
Other income	-	-	(98,265)	-
Loss on extinguishment of debt	82,485	-	82,845	-
Change in fair value of derivative liability	18,273	(3,309)	(265,724)	(68,864)
TOTAL OTHER (INCOME) EXPENSE	196,357	51,006	26,096	123,410

NET LOSS	$(282,895)	$(194,046)	$(405,118)	$(530,201)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	69,630	(75,080)	87,765	(58,009)
COMPREHENSIVE LOSS	(213,265)	(269,126)	(317,353)	(588,210)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	782,718,631	757,718,631	765,990,690	757,718,631

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

Date: September 23, 2022

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director