Form 10-K
period 2022-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2022-11-29
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed fourth fiscal quarter: on August 31, 2022: $385,887.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 787,718,631 Outstanding as of November 29, 2022

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

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its office in London, England. The Company is a multi-service digital marketing advisory business that specializes in creating effective strategies and campaigns for clients across a range of vertical markets, working in four key areas:

•	SEO & Paid Media – marketing on platforms like Google, LinkedIn & Meta

•	Analytics – measuring and analyzing web traffic to optimize performance.

•	Strategy & Consulting – digital transformation and marketing strategy.

•	Social Media – planning and measuring social metrics digitally in order to diagnose strategy.

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. The vertical B2B sectors encompass areas such as B2B eCommerce, SaaS, Blockchain, Fintech, Software Sales and Technology.

The Company is rolling out the services of both the technology and marketing services offerings from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent in fiscal year 2023 will be a strategy of a cash infusion to immediately correlate to increased revenues. Growth is clearly a function of available capital. Fiscal year 2022 reflected the Company's continued progress by being awarded contracts for a number of new clients, in the midst of a very challenging year because of external factors beyond the Company’s control, specifically the pandemic and the SEC Matter awaiting the Commission’s final affirmation of the dismissal. The contract model strategy results in a full digital technology and marketing consultancy from design following an analysis of the client's analytics, then executing and stewarding the evolution of the model. The Company's mantra is "ROI is our DNA," the underlying focus for business development.

EMPLOYEES

As of August 31, 2022, the Company had 7 full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM's Corporate address is 845 Third Avenue, 6th Floor, New York, NY 10022. The operating headquarters is located in the UK as Stylar Ltd., trading as Digital Clarity. is on a month-to-month lease as it is evaluating larger quarters post-pandemic.

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

.

On January 25, 2021, the Commission denied the Company’s Motion for Summary Affirmance of Judge Carol Fox-Foelak’s Dismissal of November 12, 2019 and granted the Division’s Petition for Review and set a briefing schedule beginning February 24, 2021. The Commission concluded that “briefing in the ordinary course would...assist the Commission. This appeal raises issues as to which we have an interest in articulating our views and important matters of public interest, including the proper application of the standard that governs determination of sanctions in a Section 12(j) proceeding.” Both parties have briefed and concluded April, 2021. The Company is disappointed that so much time has been lost and continues to vociferously support the original Dismissal three years ago.

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. The Commission ordered a fourth 90-day extension to issue a decision to conclude December 5, 2022.

Shareholders have been significantly damaged by the protracted SEC matter. The delays were further exacerbated by the unnecessary PFR requested by the Division of Enforcement while the Company continues to meet its reporting compliance in good faith as committed to the court and contained in its cured SEC filings and thereafter. The Company continues to review options to bring this matter to conclusion as soon as possible.

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

Year Ended August 31, 2022:	High	Low
First Quarter	$0.01	$0.002
Second Quarter	$0.0074	$0.0056
Third Quarter	$0.0041	$0.0005
Fourth Quarter	$0.0015	$0.0004

Year Ended August 31, 2021:	High	Low
First Quarter	$0.009	$0.002
Second Quarter	$0.0074	$0.0025
Third Quarter	$0.0041	$0.0005
Fourth Quarter	$0.0015	$0.0004

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2022 and 2021 were $0.0005 and $0.0015 per share, respectively. As of August 31, 2022, and 2021, there were 119 holders of record of our common stock, respectively.

On October 26, 2022, FINRA processed a Form 211 relating to the initiation of priced quotations of our shares of common stock, which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for our shares of common stock within four days of October 26, 2022. FINRA’s processing of a Form 211 in no way constitutes FINRA’s approval of the security, the issuer, or the issuer’s business and relates solely to the submitting broker-dealer’s obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. (FINRA TO Glendale Securities)

Glendale Securities, Inc. is the designated Market Maker.

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

The fiscal year 2022 has focused on a slow return to normalcy though businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders, that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

As stated in the MD&As for many years, the operating business is cash flow positive, but the costs of maintaining a public company far exceed the profit in those early days. That was expected. That is the digital business model, though many digital companies do not have any operating revenues while they build the business.

Though the post-pandemic era still leaves scars, there is also an opportunity for lean organizations to take advantage of the new and challenging landscape that will no doubt still impact the overall economy.

Most analysts are clear that as we head toward the end of 2022, the challenges globally though different from the pandemic will still have an impact in 2023.

Businesses will have to deal with the after-effects of not only the global pandemic but new challenges. The backdrop as we enter 2023, it is clear that B2B leaders are bracing for economic upheaval. Concerns about inflation, higher interest rates, supply chain shortages, and the prospect of a looming recession are already forcing go-to-market leaders to rethink their growth strategies.

Though the general business sentiment is pessimistic, Digital Clarity has adapted its model to continually seek to focus on areas that will allow the business not only to survive during the turmoil but thrive as we come out of the challenging economic backdrop.

Digital Clarity has been pivoting during these challenging headwinds and working to build upon its experience in the B2B space and engaging with prospects in the SaaS and Tech market. The company is also looking to develop business in Web3 and Ai sectors as companies look to adapt to a changing business customer base.

WHY DIGITAL EXPERTS CONTINUE TO BE IN DEMAND

The world has changed. Digital is now within the fabric of everyday life. As consumer markets plateau and come under pressure, the move by Digital Clarity to meet the needs of the business-to-business sector, is both timely and has commercial growth potential.

The B2B buyer journey is complex. This is why experts like Digital Clarity need to be involved from the start.

Savvy communication experts like Digital Clarity produce ideas that shape perceptions and grow markets. There has never been a better time to navigate into the B2B Marketplace as demand for an experienced, safe pair of hands is required. This sector is growing rapidly and the demand for expertise and skill to help businesses in marketing their services and products is sought after. B2B digital ad spending is projected to reach $18.47 billion by 2024, it will account for nearly 50% of total B2B ad spending that year according to Insider Intelligence.

A hybrid approach to marketing in line with hybrid sales departments is expected to be the most dominant sales strategy by 2024 due to shifts in customer preferences and remote-first engagement according to the McKinsey, The future of B2B sales Report 2022. Hybrid will drive up to 50 percent more revenue by enabling broader, deeper customer engagement and unlocking a more diverse talent pool than more traditional models.

Winning B2B organizations are shifting to a more hybrid sales force by implementing actions that support success.

To keep up with the ever-changing scene, digital marketing experts need to stay in step with the evolving tech trends. Social media marketing companies like ours work tirelessly to research consumers and what makes them engage with brands. We try to find the best online solutions that will cater to our client’s end-users queries in the easiest and most cost-efficient way possible -- be it by developing new technology or adapting to trends.

RELENTLESS DIGITAL GROWTH POSITIONS DIGITAL CLARITY AS A LEADER

The need for seasoned expertise and insight is in huge demand. Digital Clarity’s strength, heritage, and reach in digital marketing puts the DBMM brand in an excellent position for investment and growth. As the consumer-facing market becomes even more commoditized, the company’s move to serving the business sector (B2B) will see it leveraging experience for growth.

Though the pandemic is certainly not over, the business world entered into a period of recovery in 2022. In the process, it’s become apparent that even if the ongoing shift toward digital and mobile advertising in B2B might slow down to a degree, it’s not going to stop.

THE SHIFT TO DIGITAL IS PERMANENT

Despite slower growth, digital will continue to command a greater overall share as more B2B marketers make the permanent shift from traditional advertising to online activities.

One of the most pronounced effects the pandemic had on B2B marketing was exponentially accelerating its transition into digital. As the business world begins recovering from the pandemic and returning to more traditional models, this transition has slowed down. The past year has affirmed, however, that it will not stop.

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

SEARCH - OVERALL

Search makes up half (52%) of advertising spend, increasing on par at 15% to $4.3bn, next is non-video display at $1.73bn (+9%), then video display $1.2bn (40%). Classifieds remains at $949m and other remained at $53.3m.

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

SALES ARE GOING DIGITAL

Disruptive buyer dynamics are rewriting the rulebook for B2B sales, demanding digital-first engagement with customers. The rise in digital sales will be driven by marketing that creates demand and trust in brands.

This doesn’t portend the eventual “death of the sales rep,” but it does signal drastic changes needed in the seller role. Sales leaders must deliver significant value through digital and omnichannel sales models, aided by sales professionals who can steer self-learning customers toward more confident decisions. Digital delivers this.

THE GROWTH OF THE DIGITAL OMNICHANNEL

Gartner research shows a steady shift of customer preferences from in-person sales interactions to digital channels. B2B buyers spend only 17% of the total purchase journey with sales reps.

Because the average deal involves multiple suppliers, a sales rep gets roughly 5% of a customer’s total purchase time. And 44% of millennials prefer no sales rep interaction at all in a B2B setting.

Sales leaders must deliver significant value through digital and omnichannel sales models, aided by sales professionals who can steer self-learning customers toward more confident decisions.

OMNICHANNEL IS THE STANDARD, NOT THE EXCEPTION

Digital Clarity can help organizations adopt the B2B Omnichannel. Eight in ten B2B leaders say that omnichannel is as or more effective than traditional methods, a sentiment that has grown sharply in the last 2 years. Even as in-person engagement re-emerged as an option, buyers made clear they prefer a cross-channel mix, choosing in-person, remote, and digital self-serve interactions in equal measure.

Increasing demands from customers, the proliferation of sales channels, the increase in data availability, and the need to personalize content have driven the need for sales and marketing teams to work as one. In fact, 89 percent of respondents now say that marketing and sales need to work closely together, more so than ever before.

To help enable and drive increased sales, marketing teams have been busy. Fifty-two percent of respondents say their companies have conducted extensive primary research to improve customer experience. Another 51 percent have invested in new capabilities to enable personalized marketing, while 45 percent say their companies have recently re-evaluated the role of marketing in their organization overall.

McKinsey says that the equilibrium is no accident. As B2B buyers flexed to remote and digital ways of engaging, they found much to like. The use and preference for e-commerce—self-serve, for example—has continually grown year on year.

Omnichannel is more effective than traditional sales models alone. As more companies enable face-to-face, remote, and e-commerce interactions, satisfaction with the sales model has grown exponentially. More than 90 percent of B2B companies say their go-to-market model is just as or more effective than before the pandemic began.

DIGITAL CLARITY PERFECTLY POSITIONED FOR GROWTH

Organizations will have to fight hard to retain loyalty if customer needs are not met: for example, eight in ten B2B decision makers say they will actively look for a new supplier if performance guarantees.

Buyers are more willing than ever before to spend big through remote or online sales channels, with 35 percent willing to spend $500,000 or more in a single transaction. Seventy-seven percent of B2B customers are also willing to spend $50,000 or more.

B2B customers now regularly use ten or more channels to interact with suppliers.

Digital Clarity is a specialist in many of these channels and has been for a number of years. This expertise, experience, and trust will put Digital Clarity front of mind for organizations as they seek professional advice.

Some of the channels of focus are:

B2B DIGITAL MARKETING SERVICES

There is no denying the last year has proved challenging for Digital Marketing Services.

That said, the need for specialist marketing advisors is in demand. Google still dominates as part of the buying journey for both top and bottom of the buying funnel. SEO and Google’s algorithm has become more complex. Digital Clarity are perfectly positioned to help companies navigate the complexities.

CONTENT MARKETING

Content has become a critical tool in the marketing mix for almost every B2B brand. Nine out of ten B2B marketers are using content marketing strategies to pull in new customers. This year, the most successful marketers were already spending 40% or more of their budget on their content strategy.

At its simplest, B2B content marketing is when a brand uses stories, ideas, and insights to engage and influence a business audience.

There is a realization amongst B2B brands that rather than being faceless organizations, they need to tell their brand’s story and show a more human side to their business, endear and promote demand from other businesses and customers. The best content marketing campaigns back up these stories and ideas with robust insights: interesting data points, original research, and real-world examples that help their customers understand a new trend or challenge and equip them with the tools and best practices to respond and thrive.

These data points and research is an area in that Digital Clarity can help companies shape their content strategy. Typically, areas that Digital Clarity help clients are:

●	Blog posts – marketers who make blogging a priority are 13x more likely to see a positive ROI for their efforts.
●	White papers – favored by 22% of business leaders, these longer research-based reports provide more in-depth information. Learn more about writing a compelling B2B marketing white paper here.
●	Short-form articles – enjoyed by 37% of execs, these have to research-based if they are to stand out.
●	Case studies – these provide buyers with reassurance further down the buying funnel and can be made sector-specific. Nearly half of all business leaders appreciate them.
●	Infographics – these have become one of the most popular content marketing tools in recent years.
●	Podcasts – increasingly popular lead generation tools with marketers looking to deliver thought leadership content to buyers on the move.
●	Videos – companies using video, experience clickthrough rates that are 27% higher and web conversion rates 34% greater than those that don’t.
●	Email – nearly eight out of 10 marketers report see g an increase in email engagement over the past 12 months of 2022.
●	LinkedIn – generates more than 50% of all social traffic to B2B websites & blogs.

CONTENT IS INFORMATION, AND DISCOVERABLE INFORMATION DRIVES REVENUE

Information drives purchase ease and high-quality sales

All of this looping around and bouncing from one job to another means that buyers value suppliers that make it easier for them to navigate the purchase process.

In fact, Gartner research found that customers who perceived the information they received from suppliers to be helpful in advancing across their buying jobs were 2.8 times more likely to experience a high degree of purchase ease, and three times more likely to buy a bigger deal with less regret.

Digital Clarity has a process that helps shape their client’s content to become more discoverable information, and this increases revenues.

Buyer enablement, or the provisioning of information to customers in a way that enables them to complete information online, like gathering information or making a purchase, is an area that Digital Clarity are helping organizations.

KEY MILESTONES

As the market conditions in the consumer market cool slightly, the team at Digital Clarity has been busy pivoting their business model to address the need in the 2b2 business sector. This is a more strategic offering for prospective customers.

Digital Clarity has started offering a wider array of services to it fast-growing S company in the US. Services include, LinkedIn strategy, content positioning and SEO.

Digital Clarity has attended a major convergence summit with its client in the Unified Communication and Digital Transformation arena. This allowed the team to meet with the likes of SaaS CX providers, 8x8, Five9, and Mitel, amongst others. This will be an area of focus for the company into 2023.

In October, Digital Clarity was part of a select group that part of a panel that discussed the impact of NFTs, Blockchain and the growth of Web 3 and the Metaverse. The event was arranged by leading law firm Memery Crystal, part of Rosenblatt.

Digital Clarity has been on a large business development push and attended various networking events in London. The events include Enterprise Cyber Security hosted at the London Stock Exchange as well as diverse events in DeFi and InsureTech.

Other examples are representative of the diversity of client base. DBMM's approach using a client's analytics and executing an individualized model to increase ROI as the prime objective, spans a wide range of industries.

Core industry verticals for Digital Clarity include: B2B, SaaS, Digital Transformation, FinTech, Unified Communication Companies and discretionary advice for professional service providers and consultants.

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

THE NEED FOR PROFESSIONAL CONSULTANCY AND THE OPPORTUNITY FOR MASSIVE GROWTH

Four consultancies lead Ad Age's ranking of the 10 largest agency companies in the world. With combined revenue of $13.2 billion, the marketing services units of Accenture, PwC, IBM and Deloitte sit just below WPP, Omnicom, Publicis Groupe, Interpublic and Dentsu. Last year, only two consultancies—Accenture Interactive and IBM iX—made the top 10. IBM iX was the first to break into the top 10.

Given the experience of the team, Digital Clarity’s advisory and consultancy is in demand. With the recent growth in these business areas, and the rise of consultancies, it is confirmation that Digital Clarity is headed in the right direction for growth

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The Global Digital Transformation Market size is expected to reach $1.3 billion by 2027, rising at a market growth of 20.8% CAGR during the forecast period. Digital transformation is considered as the utilization of digital technology. Digitally transformed enterprises can be flexible to the changing technological landscape and can address abrupt shifts in the industry, particularly the one presently created by the COVID-19 pandemic; studies show that the efficiency and rate of adaptation of digitally transformed companies to a post-pandemic era are relatively larger than conventional businesses. Source

Digital Clarity can help various businesses that have been considerably affected by the global outbreak of the COVID-19 pandemic. One of the significant challenges for the global economy in 2020 was to facilitate business continuity in the midst of social distancing guidelines, lockdowns norms, work-from-home culture, and other operational challenges. The lack of availability of digital strategies, infrastructure, or tools worsens the challenges for various companies that were needed to abruptly shift operations online or allow workers to work from their homes.

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

THE IMPORTANCE OF STRATEGIC MARKETING CONSULTANCY

The fundamentals of marketing may not have changed, but everything else has: goals, roles, expectations, talent needs, and more. B2B marketing leaders need to navigate this new terrain and build the capabilities needed to win. Digital Clarity helps these organizations win.

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

Adobe says that Business-to-business (B2B) commerce will continue to undergo a major transformation as companies adopt the latest technologies to find new customers, improve their supply-chain efficiencies, and provide a more personalized user experience to their clientele.

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

HIS Markit, a research firm, reported: “Each dollar that companies spent on advertising in the United States last year, led to $9 in sales.

THE GROWTH OF B2B SOCIAL MEDIA

2020 will go down as the year that marketing was pulled into the boardroom. 80% of senior executives said the role of marketing in setting strategy has expanded since the pandemic. Traditional consumers have moved online, making the digital environment even more important right now.

This priority has raised the profile of marketing as companies scramble to understand the digital-first consumer. The battleground for 2023 will be about speed and agility. Now that many companies have treasure troves of data, the difference is how fast they can personalize the experience and respond to consumer behaviors. Expect to see more investment and innovation in technology infrastructure alongside marketing.

●	76% of B2B organizations use social media analytics to measure content performance.
●	By 2025, 80% of B2B sales interactions will occur on digital channels.
●	U.S. B2B business will spend an estimated $1.99 billion in 2022, and $2.33 billion in 2023.

GROWTH IN LINKEDIN ADVERTISING SET TO SOAR BEYOND 2023

Almost all B2B content marketers (96%) use LinkedIn. They also rated it as the top-performing organic platform.

For paid social posts, the picture is similar but not identical.

Digital Clarity help business organization make the most of LinkedIn. We help customers understand and build campaigns around the 95-5 rule. The 95-5 rule advises you market mostly to buyers who are not likely to buy from you today.

THE NEW NORMAL IS DIGITAL

In just one-year, since the pandemic. digital adoption has happened at five to ten times the projected rate.

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

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

During 2022, Digital Brand Media & Marketing Group, Inc. intended to initiate a significant effort to raise positive awareness of DBMM's growth potential on a global basis. The Company had to continue to defer its 2020/21 plans until certain SEC Matters regarding the delinquent filings brought current in July 2018, remain open into 2022. The global pandemic made it impossible to initiate any Investor Awareness Program and the SEC matter remains open, so the planning remains in neutral for now.

Hopefully in 2023 the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020/21 the pandemic threw all planning into disarray. With capital infusion following the closure of the SEC review with a final order of the earlier dismissal, 2023 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. We anticipate the benchmark will replicate successful industry models in digital technology, marketing and company transformation.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011, and has been cashflow-positive as an operating company since then. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability TBD, the business will meet all stakeholder expectations.

The growth trajectory anticipated during 2022 remains deferred until the Company returns to normal business and normal trading. When that occurs, the clients benefit immediately due to a wider range of resources, and the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of fastest growing industries in the world today.

DBMM’s place in the industry reputationally is strong, particularly for its size. The industry environment continues to grow exponentially, and digital marketing and company transformation is an essential strategy for any commercial activity, and thus has become embedded in planning.

Since 2020, revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues, 2) COVID-19 global slowdown with some clients pausing as lockdowns stopped and started, 3) clients needing to extend or double down lacked the resources. To address the changing environment, the business development model has evolved and, as such, Digital Clarity has earned a “seat at the table,” client by client. With precision, the revenues are turning around.

Several years ago, the Company received a commitment for future working capital to grow the Company in key markets. Growth capital will be directed to support a client base rebalancing and leveraging of a very dynamic, transformational, digital landscape. DC’s mantra remains the same: “ROI is our DNA.”

Going forward, there will be an emphasis on investor awareness as soon as normal business and normal trading has recommenced. DBMM intends to make significant strides in aggressively broadening its brand exposure. There are investors around the globe who understand the digital marketplace and its increasing influence on commercial decisions. DBMM will be targeting new shareholders in the public market through a global digital and traditional, integrated campaign run by DC, with third parties, as required for distribution.

The expectations for fiscal year 2023 is to return to normal trading first, and then move ahead to a scaled growth plan in multiple geographies. The result will benefit all stakeholders.

The Company resolved in 2015 to eliminate any consideration of using convertible debentures as a financing vehicle. Accordingly, the Company has not issued convertible debentures since 2015.

Additionally, we have demonstrated our adherence to such philosophy by renegotiating its obligations with lenders at fixed settlement amounts with no conversion terms. Furthermore, such renegotiations lead to the derecognition of derivative liabilities overhanging our balance sheet. The Company intends to continue its debt negotiation and modification program.

This has been a successful strategy thus far:

During fiscal year 2021 and so far in 2022, and to a lesser extent in fiscal 2020, we successfully reached agreements with certain lenders resulting in a gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 and $57,802 during fiscal 2021 and 2020, respectively.

We also successfully reached an agreement with a holder of convertible debentures aggregating $249,800 to modify its terms. Such debentures are no longer convertible, are now non-interest bearing, and have been reclassified to loans payable. It also resulted in a decrease in derivative liabilities and an increase in additional paid-in capital of approximately $260,000 during fiscal 2021.

Lastly, in March 2022, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $85,000 in consideration of 30 million shares of the Company’s common stock.

Fiscal Year 2022

We had $9,000 in cash and our working capital deficiency amounted to approximately $5.9 million at August 31, 2022.

During fiscal 2022, we used cash in our operating activities amounting to $389,000. Our cash used in operating activities was comprised of our net loss of $626,000 adjusted primarily for the following:

Change in fair value of derivative liability of $201,000 and loss on extinguishment of debt of $83,000;

Additionally, the following variations in operating assets and liabilities during fiscal 2022 impacted our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $362,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $389,000 which primarily consists of the proceeds from the issuance of loans payable.

Fiscal Year 2021

We had approximately $10,000 in cash and our working capital deficiency amounted to approximately $5.5 million at August 31, 2021.

During fiscal 2021, we used cash in our operating activities amounting to approximately $437,000. Our cash used in operating activities was comprised of our net loss of approximately $701,000 adjusted primarily for the following:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $444,000, resulting from a short fall in liquidity and capital resources, which is net of gain on extinguishment of debt of approximately $170,000.

During fiscal 2021, we generated cash from financing activities of approximately $411,000 which primarily consists of the proceeds from demand notes payable of approximately $398,000.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.5 million at August 31, 2022 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $389,000 from financing activities during fiscal 2022. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for fiscal 2022 and 2021

	For the Years Ended
			Increase/	Increase/
			(Decrease)	(Decrease)
	August 31, 2022	August 31, 2021	$	%

SALES	$225,842	$171,712	$54,130	32%

COST OF SALES	131,272	167,669	(36,397)	-22%

GROSS PROFIT	94,570	4,043	90,527	53%

COSTS AND EXPENSES
Sales, general and administrative	553,042	557,429	(4,387)	-1%

TOTAL OPERATING (GAIN) EXPENSES	553,042	557,429	(4,387)	-1%

OPERATING GAIN (LOSS)	(458,472)	(553,386)	94,914	-17%

OTHER (INCOME) EXPENSE
Interest expense	384,615	327,271	57,334	18%
Other income	(98,265)	-	98,265	NM
Loss (gain) on extinguishment of debt	82,845	(169,837)	252,682	NM
Change in fair value of derivative liability	(201,239)	(9,170)	192,069	NM
TOTAL OTHER EXPENSE	167,956	148,264	19,692	-13%

NET LOSS	$(626,428)	$(701,650)	$75,222	-11%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Our primary sources of revenue are Advisory Services (including Web design) and Per-Click Advertising which amounted to 59% and 36% of our revenues, respectively, during fiscal 2022 and 54% and 38%, respectively, during fiscal 2021.

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

Geopolitical conflicts and uncertainties as well as risks of recession, high inflation alongside energy costs, and interest rate rises and means global conditions remain downbeat going into 2023.

Our revenues increased during fiscal 2022 when compared to the prior year, primarily as a result of increased advisory services revenues.

Cost of sales during fiscal 2022 decreased when compared to the prior year, primarily from streamlined service delivery process in service delivery.

The general and administrative costs during fiscal 2022, when compared to the prior year, is at comparable levels.

The increase in interest expense, which include interest accrued on certain notes and loans, is primarily due to greater weighted average interest-bearing debt obligations.

Additionally, the Company’s loss or gain on extinguishment of debt is a function of the terms at which we can settle our obligations and the fair value of the stock price at the measurement date.

The increase in change of fair value of derivative liability during fiscal 2022 when compared to the prior year is primarily a function of lower volatility during fiscal 2022, which is one of the primary assumptions in computing the fair value of such liability.

The other income reflects the recognition of tax credits related to expenses incurred in the UK.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. (the Company) as of August 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

November 29, 2022

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash	$9,364	$9,787
Accounts receivable, net	20,383	16,251
Prepaid expenses and other current assets	470	470
Total current assets	30,217	26,508

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$31,637	$27,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$799,720	$657,275
Accrued interest	890,708	643,331
Accrued compensation	1,377,136	1,439,886
Derivative liability	281,932	506,360
Loans payable, net	1,945,071	1,648,248
Officers loans payable	79,169	89,709
Convertible debentures, net	546,571	590,991
	5,920,307	5,575,800

Loan payable, net of short-term portion	34,360	46,192

TOTAL LIABILITIES	5,954,667	5,621,992

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 787,718,631, and 757,718,631, shares issued and outstanding	787,718	757,718
Additional paid in capital	9,666,590	9,528,590
Other comprehensive loss	93,478	(35,984)
Accumulated deficit	(16,472,811)	(15,846,383)

TOTAL STOCKHOLDERS' DEFICIT	$(5,923,030)	$(5,594,064)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,637	$27,928

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended

	August 31, 2022	August 31, 2021

REVENUES	$225,842	$171,712

COST OF REVENUES	131,272	167,669

GROSS PROFIT (LOSS)	94,570	4,043

COSTS AND EXPENSES
Sales, general and administrative	553,042	557,429
TOTAL OPERATING EXPENSES	553,042	557,429

OPERATING LOSS	(458,472)	(553,386)

OTHER (INCOME) EXPENSE
Interest expense	384,615	327,271
Other income	(98,265)	-
Loss (gain) on extinguishment of debt	82,845	(169,837)
Change in fair value of derivative liability	(201,239)	(9,170)
TOTAL OTHER (INCOME) EXPENSES	167,956	148,264

NET LOSS	$(626,428)	$(701,650)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	129,462	(19,197)
COMPREHENSIVE LOSS	(496,966)	(720,847)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	771,280,275	757,718,631

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Year Ended August 31,
	2022	2021
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	757,718,631	757,718,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	30,000,000	-
Shares, end of period	$787,718,631	$757,718,631

Balance, beginning of period	$757,718	$757,718
Issuance of shares pursuant to satisfaction of convertible debt obligations	30,000
Balance, end of period	$787,718	$757,718

Additional paid-in capital
Balance, beginning of period	$9,528,590	$9,270,444
Reclassification of liability contracts from liability to equity contracts	-	258,146
Issuance of shares pursuant to satisfaction of convertible debt obligations	138,000	-
Balance, end of period	$9,666,590	$9,528,590

Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,984)	$(16,787)
Other comprehensive income (loss)	129,462	(19,197)
Balance, end of period	$93,478	$(35,984)

Accumulated Deficit
Balance, beginning of period	$(15,846,383)	$(15,144,733)
Net loss	(626,428)	(701,650)
Balance, end of period	$(16,472,811)	$(15,846,383)

Total Stockholders' Deficit	$(5,923,030)	$(5,594,064)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31,	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(626,428)	$(701,650)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	558
Change in fair value of derivative liability	(201,239)	(9,170)
Loss (gain) on extinguishment of debt	82,845	(169,837)

Changes in operating assets and liabilities:
Accounts receivable	(7,198)	(386)
Accounts payable and accrued expenses	160,626	214,790
Accrued interest	264,924	225,773
Accrued compensation	(62,750)	3,200

NET CASH USED IN OPERATING ACTIVITIES	(389,220)	(436,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan payable	399,202	398,497
Officer loans payable	(7,601)	12,240
Principal repayments loans payable	(2,712)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	388,889	410,737

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(92)	1,311

NET INCREASE/(DECREASE) IN CASH	(423)	(24,674)

CASH - BEGINNING OF PERIOD	9,787	34,461

CASH - END OF PERIOD	9,364	9,787

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares pursuant to satisfaction of convertible debt obligations	$64,137	$-
Reclassification of liability contracts	$23,189	$258,146

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

The Company has outstanding loans and convertible notes payable aggregating $2.5 million at August 31, 2022 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $389,000 from financing activities during fiscal 2022. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2022 or 2021.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2022 and 2021, the Company recognized $0 as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $0 and $10,895, during fiscal 2022 and 2021, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2022 and 2021.

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

During fiscal 2022 and 2021, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2022, and 2021, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2022 and 2021 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Four and three of the Company's customers accounted for approximately 94% and 94% of its revenues during fiscal 2022 and 2021, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2022	2021
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

Depreciation expense amounted to $0 and $558 during fiscal 2022 and 2021, respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2021	2020
Loans payable	$1,979,431	$1,694,440

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

During fiscal 2021, the Company successfully reached agreements with certain lenders resulting in gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 during fiscal 2021.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2021 are as follows:

Year ended August 31,
2023	$1,945,071
2024	10,593
2025	11,267
2026	11,983
2027	517
$1,979,431

NOTE 5 – CONVERTIBLE DEBENTURES

At August 31, 2022, and August 31, 2021 convertible debentures consisted of the following:

	August 31,
	2022	2021
Convertible notes payable	$546,571	$590,991

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

The Company successfully reached an agreement with a holder of convertible debentures aggregating $249,800 to modify its terms during fiscal 2021. Such debentures are no longer convertible, non-interest bearing, and have been reclassified to loans payable.

In March 2022, the Company reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $85,000 in consideration of 30,000,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $82,845.

No convertible debentures have been issued since 2015.

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2022	2021
Officers loans payable	$79,169	$89,709

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2022	2021
Effective Exercise price	0.0016 - 0.0025	0.001 - 0.0076
Effective Market price	0.0031	0.0076
Volatility	138.63%	89.61%
Risk-free interest	3.5%	.07%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during fiscal 2022 and 2021 are as follows:

Balance at September 1, 2020	$773,676
Reclassification of liability contracts	(258,146)
Changes in fair value of derivative liabilities	(9,170)
Balance, August 31, 2021	$506,360

Reclassification of liability contracts	(23,189)
Changes in fair value of derivative liabilities	(201,239)
Balance, August 31, 2022	$281,932

NOTE 8 – ACCRUED COMPENSATION

The Company owes $1,377,136 and $1,439,886 as of August 31, 2022 and 2021, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – OTHER INCOME

The Company received tax credits of $98,265 related to expenses incurred in the United Kingdom local governmental entity during fiscal 2022.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges is less than $1,000.

Total rental expense amounted to $7,063, and $18,402 during fiscal 2022 and 2021, respectively.

Consulting Agreement

The annual compensation of Linda Perry is $150,000 for her role as a consultant and as Executive Director for US ( as well as Principal Executive and Financial Officer) interfaces to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development. The agreement has a rolling three-year term through September 2025.

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

NOTE 12 – INCOME TAXES

For the years ended August 31, 2022, and 2021, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2022	2021
Benefit computed at statutory rate	$132,000	$147,000
State tax (benefit), net of federal affect	27,000	30,000
Permanent differences (primarily change in fair value of derivative liability)	(51,000)	2,000
Increase in valuation allowance	(108,000)	(179,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $6.4 million at August 31, 2021. A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2022	2021
Net operating loss carry-forward	$1,638,000	$1,514,000
Accrued compensation	349,000	364,000
Valuation allowance	(1,987,000)	(1,878,000)
Net deferred tax asset	$-	$-

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2022, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues	$-	$225,842	$225,842
Total revenues	-	225,842	225,842
Identifiable assets at August 31, 2022	9,170	22,467	31,637

As of August 31, 2019, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2021, were as follows:

	United States	Great Britain	Total
Revenues	$-	$171,712	$171,712
Total revenues	-	171,712	171,712
Identifiable assets at August 31, 2021	9,532	18,576	27,928

NOTE 14 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2022, through the date these financial statements were issued, and has determined that it does not have any material subsequent events requiring disclosure or accrual.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2022. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2022, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting as required under item 308(a) of Regulations S-K in our Annual Report on Form 10-K, filed with the commission for the year ended August 31, 2022 was effective.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2022 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2022, with respect to our directors and executive officers.

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

Linda Perry, Ms. Perry is currently Principal Executive Officer, Principal Financial Officer and an Executive Director. She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution, and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. The Company was re-organized and sold within the industry for £2.3 billion GBP. She was a senior executive at ExxonMobil Corporation holding general management positions with global responsibility in finance, marketing, and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2022 or 2021, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2022	$208,572	(1)	-	-	-	-	-	-	$208,572
Executive Director	2021	$211,178	(2)	-	-	-	-	-	-	$211,178

Linda Perry	2022	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2021	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2022, Mr. James earned $ 208,572 of which $154,573 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2021, Mr. James earned $ 211,178 of which $157,178 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2022, and 2021, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2022 and 2021.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2022 and 2021.

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

In September 2010 the Company agreed to compensate a Company Officer, Linda Perry, for annual remuneration of $150,000 for her role as a consultant and as Executive Director. She also was appointed Principal Executive Officer and Principal Financial Officer, in October 2011, for US interface to provide oversight for external regulatory reporting requirements. In addition, Ms. Perry is lead executive for capital funding requirements and business development.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal years ended August 31, 2022, and 2021 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2022 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Reggie James*	7,982,328	1.01%

(2) Linda Perry*	7,972,579	1.01%

All Directors and Executive Officers as a Group (2 persons)	15.945,159

The officers as a group hold 1,200,000 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during fiscal 2022 and 2021 are set forth in the table below:

	2022	2021
Audit Fees (1)	$35,375	$34,500

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2022, and 2021.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2022, and 2021.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2022 and 2021, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

10.3(5)	Share purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.4(5)	Share purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.4(6)	Amendment to Share Exchange Agreement, dated March 31, 2010, between Digital Brand Media & Marketing Group, Inc., and Cloud Channel Limited.
10.5(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Bitemark MC Limited.
10.6(6)	Amendment to Share Purchase Agreement between Cloud Channel Limited and Stylar Limited.
10.7(8)	Rescission Resolution of Share Exchange Agreement, dated March 31, 2010, between Digital Brand Media & Marketing Group, Inc. and Bitemark MC Limited
10.8(9)	Agreement to purchase LLC interests
10.9(10)	Amendment to agreement to purchase LLC interests
10.10(11)	Mutual Rescission and Release
14.1(3)	Code of Ethics
31.1*	Section 302 Certification of Executive Director
32.1*	Section 906 Certification of Executive Director
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 29, 2022	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2022	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director