Form 10-Q
period 2022-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2023-01-13
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                                   to

Commission file number: 000-52838

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 13, 2023	787,718,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2022	2022
ASSETS

CURRENT ASSETS
Cash	$15,642	$9,364
Accounts receivable, net	20,389	20,383
Prepaid expenses and other current assets	470	470
Total current assets	36,501	30,217

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$37,921	$31,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$829,131	$799,720
Accrued interest	967,519	890,708
Accrued compensation	1,362,136	1,377,136
Derivative liability	448,252	281,932
Loans payable, net	2,091,774	1,945,071
Officers loans payable	71,411	79,169
Convertible debentures, net	546,571	546,571
	6,316,794	5,920,307

Loan payable, net of short-term portion	43,833	34,360

TOTAL LIABILITIES	6,360,627	5,954,667

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 787,718,631, and 787,718,631, shares issued and outstanding	787,718	787,718
Additional paid in capital	9,666,590	9,666,590
Other comprehensive loss	58,472	93,478
Accumulated deficit	(16,837,481)	(16,472,811)

TOTAL STOCKHOLDERS' DEFICIT	$(6,322,706)	$(5,923,030)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,921	$31,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	2022	2021
	(Unaudited)	(Unaudited)

SALES	$54,531	$57,582

COST OF SALES	27,078	39,754

GROSS PROFIT	27,453	17,828

COSTS AND EXPENSES
Sales, general and administrative	148,704	165,925
TOTAL OPERATING EXPENSES	148,704	165,925

OPERATING LOSS	(121,251)	(148,097)

OTHER (INCOME) EXPENSE
Interest expense	77,099	83,472
Other Income	-	(98,262)
Change in fair value of derivative liability	166,320	12,207
TOTAL OTHER EXPENSES, NET	243,419	(2,583)

NET LOSS	$(364,670)	$(145,514)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(35,006)	18,135
COMPREHENSIVE LOSS	(399,676)	(127,379)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	787,718,631	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended November 30,
	2022	2021
	(Unaudited)	(Unaudited)

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning and end of period	787,718,631	757,718,631

Balance, beginning and end of period	$787,718	$757,718

Additional paid-in capital
Balance, beginning and end of period	$9,666,590	$9,528,590

Other Comprehensive Income (Loss)
Balance, beginning of period	$93,478	$(35.984)
Other comprehensive income (loss)	(35,006)	18,135
Balance, end of period	$58,472	$(17,849)

Accumulated Deficit
Balance, beginning of period	$(16,472,811)	$(15,846,383)
Net loss	(364,670)	(145,514)
Balance, end of period	$(16,837,481)	$(15,991,897)

Total Stockholders' Deficit	$(6,322,706)	$(5,721,443)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months Ended
	November 30,

	2022	2021
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(364,670)	$(145,514)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Change in fair value of derivative liability	166,320	12,207

Changes in operating assets and liabilities:
Accounts receivable	679	(3,999)
Accounts payable and accrued expenses	20,909	(15,333)
Accrued interest	76,810	59,472
Accrued compensation	(15,000)	(7,000)

NET CASH USED IN OPERATING ACTIVITIES	(114,952)	(100,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	131,876	102,408
Principal repayments loan payable	(2,927)	-
Officer loans payable	(7,758)	3,805

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,191	106,213

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	39	(212)

NET INCREASE/(DECREASE) IN CASH	6,278	5,834

CASH - BEGINNING OF PERIOD	9,364	9,787

CASH - END OF PERIOD	15,642	15,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2022 are not necessarily indicative of the results that may be expected for the year ending August 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2022.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.7 million at November 30, 2022 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $121,191 from financing activities during the three months ending November 30, 2022. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At November 30, 2022, the Company had no allowance for doubtful accounts.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of November 30, 2022 and November 30, 2021.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2022, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2022 and November 30, 2021, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2022, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of November 30, 2022 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of November 30 and August 31, 2022 and revenues for the three-month period ended November 30, 2022 and 2021 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	November 30, 2022	August 31, 2022
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

NOTE 4 – LOANS PAYABLE

	November 30, 2022	August 31, 2022
Loans payable	$2,135,607	$1,979,431

	November 30, 2022	August 31, 2022
Loans payable short-term	$2,091,774	$1,945,071
Loans payable long-term	43,833	34,360
	$2,135,607	$1,979,431

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $43,833 at November 30, 2022 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2022 are as follows:

2023	$2,102,185
2024	11,126
2025	11,833
2026	10,434
2027	29
$2,135,607

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	November 30, 2022	August 31, 2022
Convertible notes payable	$546,571	$546,571
Unamortized debt discount	-	-
Total	$546,571	$546,571

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2022	August 31, 2022
Officers loans payable	$71,411	$79,169

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. The aggregate fair value of derivative liabilities at November 30, 2022, and August 31, 2022 amounted to $704,812 and $773,676 respectively. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2022	August 31, 2022
Effective Exercise price	0.0065 - 0.01	0.003 - 0.0048
Effective Market price	.013	0.006
Volatility	77%	96%
Risk-free interest	4.74%	0.24%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended November 30, 2022 is as follows:

Balance at August 31, 2022	$281,932
Changes in fair value of derivative liabilities	166,320
Balance, November 30, 2022	$448,252

NOTE 8 – ACCRUED COMPENSATION

As of November 30, 2022, and August 31, 2022, the Company owes $1,362,136 and $1,377,136, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $269 and $415.

Rental expense amounted to $2,058 and $4,495 during the three-month period ended November 30, 2022 and 2021, respectively.

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

NOTE 11 – FOREIGN OPERATIONS

As of November 30, 2022, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2022 and revenues for the three-month period ended November 30, 2022 were as follows unaudited

	United States	Great Britain	Total
Revenues	$-	$54,531	$54,531
Total revenues	$-	$54,531	$54,531
Identifiable assets at November 30, 2022	$14,057	$23,864	$37,921

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2022 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

A hybrid approach to marketing in line with hybrid sales departments is expected to be the most dominant sales strategy by 2024 due to shifts in customer preferences and remote-first engagement according to McKinsey, The future of B2B sales Report 2022. Hybrid will drive up to 50 percent more revenue by enabling broader, deeper customer engagement and unlocking a more diverse talent pool than more traditional models.

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

These data points and research is utilized by Digital Clarity to support companies in shaping their content strategy. Typically, areas that Digital Clarity help clients are:

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

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

We expect that, in 2023, the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

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

On October 26, 2022, FINRA processed a Form 211 relating to the initiation of priced quotations of our shares of common stock, which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for our shares of common stock within four days of October 26, 2022. FINRA’s processing of a Form 211 in no way constitutes FINRA’s approval of the security, the issuer, or the issuer’s business and relates solely to the submitting broker-dealer’s obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. (FINRA TO Glendale Securities)

After OTC Markets’ review of our activities following their process, our shares of common stock returned to normal market trading without restriction or caveat emptor. The caveat emptor was removed on December 20, 2022. Accordingly, plans to grow investor awareness and outreach are underway

Glendale Securities, Inc. is the designated Market Maker.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011, and has been cash flow-positive as an operating company since then. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability TBD, the business will meet all stakeholder expectations.

The growth trajectory anticipated during 2022 remained deferred until the Company returns to normal business and normal trading. Normal trading has resumed and the clients will benefit immediately due to a wider range of resources, and the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of fastest growing industries in the world today. The trading in our shares of common stock returned to normal on December 20, 2022 with no restrictions. The US retail marketplace of our shares of common stock was open finally to all investors.

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

The expectations for fiscal year 2023 was to return to normal trading first, which now has occurred, and then move ahead to a scaled growth plan in multiple geographies. The result will benefit all stakeholders.

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

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2022

We had approximately $16,000 in cash and our working capital deficiency amounted to approximately $6.3 million at November 30, 2022.

During the three-month period ended November 30, 2022, we used cash in our operating activities amounting to approximately $115,000. Our cash used in operating activities was comprised of our net loss of approximately $365,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $166,000;

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2021 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $83,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $121,191 which primarily consists of the proceeds from notes payable.

THREE-MONTH PERIOD ENDED NOVEMBER 30, 2021

We had approximately $15,000 in cash and our working capital deficiency amounted to approximately $5.7 million at November 30, 2021.

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

RESULTS OF OPERATIONS

	Consolidated Operating Results

	For the Three Month Period Ended
			Increase/	Increase/
	November 30,	November 30,	(Decrease)	Decrease
	2022	2021		%

SALES	$54,531	$57,582	$3,051	-5%

COST OF SALES	27,078	39,754	(12,676)	-32%

GROSS PROFIT	27,453	17,828	9,625	54%

COSTS AND EXPENSES
Sales, general and administrative	148,704	165,925	(17,221)	-10%

TOTAL OPERATING EXPENSES	148,704	117,219	(17,221)	-10%

OPERATING LOSS	(121,251)	(148,097)	(26,846)	-18%

OTHER (INCOME) EXPENSE
Interest expense	77,099	83,472	(6,373)	-8%
Other income	-	(98,262)	(98,262)	NM
Change in fair value of derivative liability	166,320	12,207	154,113	NM
TOTAL OTHER EXPENSES, NET	243,139	(2,583)	(246,002)	NM %

NET LOSS	$(364,670)	$(145,514)	$219,156	151%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2022 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 48%, 38%, and 14% of our revenues, respectively during the three-month period ended November 30, 2022.

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

The decrease in our revenues during the three-month period ended November 30, 2022, when compared to the prior year, is due to a lower exchange rate in the first quarter of 2022 which reduces our revenues when converted in US$.

During the three-month period ended November 30, 2022, our cost of sales decreased due to reduction in compensation streamlining our delivery of services.

The sales, general and administrative expenses during the three-month period ended November 30, 2022 is at comparable levels to those incurred in the prior period.

Interest expense during the three-month were consistent when compared to those incurred in the prior period.

The decrease in other income during the first quarter of 2022 is primarily due to research and development credits not claimed during that period while they were claimed in the first quarter of 2021.

The increase in derivative liabilities during the three-month period ended November 30, 2022 is primarily attributable to an increase in the Company’s stock price used in the assumptions to compute its fair value at November 30, 2022 when compared to November 30, 2021.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2022. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2022 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. A fifth extension was ordered for an additional 90 days to conclude by March 6, 2023.

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

Date: January 13, 2023

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director