Form 10-Q
period 2023-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2023-04-13
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 13, 2023	795,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$58,826	$9,364
Accounts receivable, net	24,062	20,383
Prepaid expenses and other current assets	470	470
Total current assets	83,358	30,217

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$84,778	$31,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$822,020	$799,720
Accrued interest	1,032,575	890,708
Accrued compensation	1,353,336	1,377,136
Derivative liability	544,108	281,932
Loans payable, net	2,243,531	1,945,071
Officers loans payable	67,022	79,169
Convertible debentures, net	517,242	546,571
	6,579,834	5,920,307

Loan payable, net of short-term portion	28,103	34,360

TOTAL LIABILITIES	6,607,937	5,954,667

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 795,218,631, and 787,718,631, shares issued and outstanding	795,218	787,718
Additional paid in capital	9,824,090	9,666,590
Other comprehensive loss	67,657	93,478
Accumulated deficit	(17,212,119)	(16,472,811)

TOTAL STOCKHOLDERS' DEFICIT	$(6,523,159)	$(5,923,030)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,778	$31,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$68,329	$39,264	$122,860	$96,846

COST OF SALES	76,823	32,119	103,901	71,873
GROSS PROFIT	(8,494)	7,145	18,959	24,973

COSTS AND EXPENSES
Sales, general and administrative	115,546	151,529	264,250	317,457
TOTAL OPERATING EXPENSES	115,546	151,529	264,250	317,457
OPERATING LOSS	(124,040)	(144,384)	(245,291)	(292,484)

OTHER (INCOME) EXPENSE
Interest expense	78,827	128,169	155,926	211,641
Other income	(46,255)	-	(46,255)	(98,265)
Loss on settlement of debt	88,784	-	88,784	-
Change in fair value of derivative liability	129,242	(296,204)	295,562	(283,997)
TOTAL OTHER (INCOME) EXPENSES, NET	250,598	(168,035)	494,017	(170,621)

NET INCOME (LOSS)	$(374,638)	$23,651	$(739,308)	$(121,863)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	9,185	25,841	(25,821)	43,976
COMPREHENSIVE INCOME (LOSS)	(365,453)	49,492	(765,129)	(77,887)

NET LOSS PER SHARE
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$ $ (0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	790,200,249	757,718,631	788,490,690	757,718,631
Diluted	790,200,249	909,088,106	788,490,690	757,718,631

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Six Months Ended February 28,
	2023	2022
	(Unaudited)	(Unaudited)

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	787,718,631	757,718,631
Issuance of shares under convertible debt settlement	7,500,000	-
Shares, end of period	795,218,631	757,718,631

Balance, beginning of period	$787,718	$757,718
Issuance of shares under convertible debt settlement	7,500	-
Balance, end of period	$795,218	$757,718

Additional paid-in capital
Balance, beginning of period	$9,666,590	$9,528,590
Issuance of shares under convertible debt settlement	157,500	-
Balance, end of period	$9,824,090	$9,528,590

Other Comprehensive Income (Loss)
Balance, beginning of period	$93,478	$(35.984)
Other comprehensive income (loss)	(25,821)	43,976
Balance, end of period	$67,657	$7,992

Accumulated Deficit
Balance, beginning of period	$(16,472,811)	$(15,846,383)
Net loss	(739,308)	(121,863)
Balance, end of period	$(17,212,119)	$(15,968,246)

Total Stockholders' Deficit	$(6,523,159)	$(5,671,951)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months Ended
	February 28,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(739,308)	$(121,863)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Change in fair value of derivative liability	295,562	(283,997)
Loss on extinguishment of debt	88,784	-

Changes in operating assets and liabilities:
Accounts receivable	(3,117)	15,071
Accounts payable and accrued expenses	15,745	94,693
Accrued interest	155,367	126,740
Accrued compensation	(23,800)	(6,000)

NET CASH USED IN OPERATING ACTIVITIES	(210,767)	(175,356)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	278,019	190,022
Principal repayments loan payable	(5,750)	8,336
Officer loans payable	(12,147)	(2,400)

NET CASH PROVIDED BY FINANCING ACTIVITIES	260,122	195,958

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	107	(187)

NET INCREASE/(DECREASE) IN CASH	49,462	20,415

CASH - BEGINNING OF PERIOD	9,364	9,787

CASH - END OF PERIOD	58,826	30,202

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities
Issuance of shares of common stock under convertible debt settlement	$165,000	$

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2023 are not necessarily indicative of the results that may be expected for the year ending August 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2022.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.8 million at February 28, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $260,122 from financing activities during the six months ending February 28, 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated. The Company has dissolved RTG Ventures (Europe) Limited, a dormant subsidiary during November 2022 and the subsidiary was removed from the United Kingdom Companies House in February 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At February 28, 2023, the Company had no allowance for doubtful accounts.

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

Nature of Services

The Company generally provides its services to companies primarily located in Europe but with international exposure. The Company generally provides its services ratably over the terms of the contract and bills such services at a monthly fixed rate. Some of the services are billed quarterly. The Company’s services are sold without guarantees.

Significant Judgments

Our contracts with customers sometimes include promises to transfer multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three and six months period ended February 28, 2023 and the six-month period ended February 28, 2022. During the three-month period ended February 20, 2022, the dilutive securities amounted to 151,369,475 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2023 and 2022, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2023, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of February 28, 2023 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of February 28, 2023 and August 31, 2022 and revenues for the six-month period ended February 28, 2023 and 2022 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	February 28, 2023	August 31, 2022
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

NOTE 4 – LOANS PAYABLE

	February 28, 2023	August 31, 2022
Loans payable	$2,271,634	$1,979,431

	February 28, 2023	August 31, 2022
Loans payable short-term	$2,243,531	$1,945,071
Loans payable long-term	28,103	34,360
	$2,271,634	$1,979,431

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $38,638 at February 28, 2023 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 28, 2023 are as follows:

2024	$2,243,531
2024	11,205
2025	11,917
2026	4,981
2027
$2,271,634

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	February 28, 2023	August 31, 2022
Convertible notes payable	$517,242	$546,571
Unamortized debt discount	-	-
Total	$517,242	$546,571

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

The Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784 during February 2023.

NOTE 6 – OFFICERS LOANS PAYABLE

	February 28, 2023	August 31, 2022
Officers loans payable	$67,022	$79,169

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2023	August 31, 2022
Effective Exercise price	0.0045 - 0.01	0.003 - 0.0048
Effective Market price	.009-.013	0.006
Volatility	40.55-77%	96%
Risk-free interest	4.74-5.02%	0.24%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six-month period ended February 28, 2023 is as follows:

Balance at August 31, 2022	$281,932
Reclassification of liability contracts	(33,386}
Changes in fair value of derivative liabilities	295,562
Balance, February 28, 2023	$544,108

The Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784 during February 2023.

NOTE 8 – ACCRUED COMPENSATION

As of February 28, 2023, and August 31, 2022, the Company owes $1,353,336 and $1,377,136, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

The Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784 during February 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $279 and $415.

Rental expense amounted to $4,288 and $4,495 during the six-month period ended February 28, 2023 and 2022, respectively.

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

NOTE 11 – FOREIGN OPERATIONS

As of February 28, 2023, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at February 28, 2023 and revenues for the six-month period ended February 28, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$122,860	$122,860
Total revenues	$-	$122,860	$122,860
Identifiable assets at February 28, 2023	$51,051	$31,725	$84,778

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 28, 2023 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose with the exception of the following:

During March 2023, the Company settled certain claims from a United Kingdom vendor aggregating $34,000 for $20,000, resulting in a gain of $14,000. The gain on settlement of debt will be recognized in the third quarter of fiscal 2023.

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

The fiscal year 2023 has focused on a slow return to normalcy though businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders, that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

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

Most analysts are clear the challenges globally, though different from the pandemic, will continue to have an impact in 2023.

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

On October 26, 2022, FINRA processed a Form 211 relating to the initiation of priced quotations of our shares of common stock, which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for our shares of common stock within four days of October 26, 2022. FINRA’s processing of a Form 211 in no way constitutes FINRA’s approval of the security, the issuer, or the issuer’s business and relates solely to the submitting broker-dealer’s obligation to comply with FINRA Rule 6432 and SEA Rule 15c2-11 when quoting a security. (FINRA TO Glendale Securities)

After OTC Markets’ review of our activities following their process, our shares of common stock returned to normal market trading without restriction or caveat emptor. The caveat emptor was removed on December 20, 2022. Accordingly, plans to grow investor awareness and outreach are underway.

Glendale Securities, Inc. is the designated Market Maker.

The SEC matter has remained open since the November 12, 2019 dismissal regarding the cured late filings. This is damaging to our investors and us and impedes our progress. Our compliance continues with required timely filings and we hope the matter is closed shortly.

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

The growth trajectory anticipated during 2023 remained deferred until the Company returns to normal business and normal trading. Normal trading has resumed and the clients will benefit immediately due to a wider range of resources, and the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of fastest growing industries in the world today. The trading in our shares of common stock returned to normal on December 20, 2022 with no restrictions. The US retail marketplace of our shares of common stock was open finally to all investors.

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

Several years ago, the Company received a commitment for future working capital to grow the Company in key markets. Growth capital will be directed to support a client base rebalancing and leveraging of a very dynamic, transformational, digital landscape. DC’s mantra remains the same: “ROI is our DNA.” Going forward, there will be an emphasis on investor awareness as soon as normal business has recommenced. DBMM intends to make significant strides in aggressively broadening its brand exposure. There are investors around the globe who understand the digital marketplace and its increasing influence on commercial decisions. DBMM will be targeting new shareholders in the public market through a global digital and traditional, integrated campaign run by DC, with third parties, as required for distribution.

The expectations for fiscal year 2023 was to return to normal trading first, which now has occurred, and then move ahead to a scaled growth plan in multiple geographies once normal business recommences and the SEC matter is closed. The result will benefit all stakeholders.

The Company resolved in 2015 to eliminate any consideration of using convertible debentures as a financing vehicle. Accordingly, the Company has not issued convertible debentures since 2015.

Additionally, we have demonstrated our adherence to such a philosophy by renegotiating its aged debt with lenders, one at a time, at fixed settlement amounts with no conversion terms. Furthermore, such renegotiations lead to the derecognition of derivative liabilities overhanging our balance sheet. The Company intends to continue its debt negotiation and modification program.

This has been a successful strategy thus far:

During fiscal year 2021 and so far in 2023, and to a lesser extent in fiscal 2020, we successfully reached agreements with certain lenders resulting in a gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations. The gain on extinguishment of principal and accrued interest amounted to $169,837 and $57,802 during fiscal 2021 and 2020, respectively.

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

More recently, in February 2023, the Company successfully reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $76,216 consideration of 7,500,000 shares of the Company’s common stock.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2023

We had approximately $58,826 in cash and our working capital deficiency amounted to approximately $6.5 million at February 28, 2023.

During the six-month period ended February 28, 2023, we used cash in our operating activities amounting to approximately $211,000. Our cash used in operating activities was comprised of our net loss of approximately $365,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $296,000;

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2023 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $147,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $260,000 which primarily consists of the proceeds from notes payable.

SIX-MONTH PERIOD ENDED FEBRUARY 28, 2022

We had approximately $30,000 in cash and our working capital deficiency amounted to approximately $5.7 million at February 28, 2022.

During the six-month period ended February 28, 2022, we used cash in our operating activities amounting to approximately $175,000. Our cash used in operating activities was comprised of our net loss of approximately $122,000 adjusted primarily for the following:

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2022 impacted our cash used in operating activity:

Change in fair value of derivative liability of $283,000;

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $227,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $196,000 which primarily consists of the proceeds from notes payable.

RESULTS OF OPERATIONS

Consolidated Operating Results

	For the Three-Month Period Ended				For the Six-Month Period Ended
			Increase/	Increase/			Increase/	Increase/
	February 28,	February 28,	(Decrease)	Decrease	February 28,	February 28,	(Decrease)	Decrease
	2023	2022	$	%	2023	2022	$	%

SALES	$68,329	$39,264	$29,065	74%	$122,860	$96,846	$26,014	27%

COST OF SALES	76,823	32,119	44,704	139%	103,901	71,873	32,028	45%

GROSS PROFIT	(8,494)	7,145	(15,639)	-219%	18,959	24,973	(6,014)	-24%

COSTS AND EXPENSES
Sales, general and administrative	115,546	151,529	(35,983)	-24%	264,250	317,457	(53,207)	-17%

TOTAL OPERATING EXPENSES	115,546	151,529	(35,983)	-24%	264,250	317,457	(53,207)	-17%

OPERATING LOSS	(124,040)	(144,384)	(20,344)	-14%	(245,291)	(292,484)	(47,193)	-16%

OTHER (INCOME) EXPENSE
Interest expense	78,827	128,169	(49,342)	-38%	155,926	211,641	(55,715)	-26%
Other income	(46,255)	-	(46,255)	NM	(46,255)	(98,265)	52,010	NM
Loss on settlement of debt	88,784	-	88,784	NM	88,784	-	88,784	NM
Change in fair value of derivative liability	129,242	(296,204)	425,446	NM	295,562	(283,997)	579,559	NM
TOTAL OTHER EXPENSES (INCOME), NET	250,598	(168,035)	418,633	NM	494,017	(170,621)	664,638	NM

NET LOSS	$(374,638)	$23,651	$398,289	-1684%	$(739,308)	$(121,863)	$617,445	NM

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the six-month period ended February 28, 2023 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 48%, 38%, and 14% of our revenues, respectively during the six-month period ended February 28, 2023.

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

The increase in our revenues during the three and six-month period ended February 28, 2023, when compared to the prior year, is due to increased volume of services provided during fiscal 2023.

During the three and six-month period ended February 28, 2023, our cost of sales increase commensurate with our increase in revenues in each period.

The sales, general and administrative expenses decreased during the three and six-month period ended February 28, 2023when compared to the prior year periods primarily as a result of decreased overhead expenses and streamlined operations in fiscal 2023.

Interest expenses during the three and six-month decreased when compared to the prior year periods primarily from the decrease of additional considerations provided to certain lenders in fiscal 2023.

The increase in net loss for the three and six-month periods ended February 28, 2023 when compared to the prior year periods is primarily attributable to non-cash charges such as change in fair value of derivative liability of $129,242 and $295, 562, respectively as well as a loss on settlement of debt of $88,784 for both 2023 periods.

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the six-month period ended February 28, 2023 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 48%, 38%, and 14% of our revenues, respectively during the six-month period ended February 28, 2023.

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

The decrease in our revenues during the six-month period ended February 28, 2023, when compared to the prior year, is due to a lower exchange rate in the first quarter of 2022 which reduces our revenues when converted in US$.

During the six-month period ended February 28, 2023, our cost of sales decreased due to reduction in compensation streamlining our delivery of services.

The sales, general and administrative expenses during the six-month period ended February 28, 2023 is at comparable levels to those incurred in the prior period.

Interest expense during the six-month were consistent when compared to those incurred in the prior period.

The increase decrease in other income during the three and six months ended February 28, 2023 is primarily due to research and development credits claimed during that period while they were claimed in the first quarter of 2022.

The increase in derivative liabilities during the three and six-month period ended February 28, 2023 is primarily attributable to an increase in the Company’s stock price used in the assumptions to compute its fair value at February 28, 2023 when compared to February 28, 2022.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2023. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2023 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Commission notified the Company on December 9, 2021 that an extension of 90 days to issue a decision has been ordered. A sixth extension was ordered for an additional 90 days to conclude by June 5, 2023.

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

Date: April 13, 2023

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director