Form 10-Q
period 2023-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2023-07-17
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 17, 2023	825,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash	$21,645	$9,364
Accounts receivable, net	21,605	20,383
Prepaid expenses and other current assets	470	470
Total current assets	43,720	30,217

Property and equipment - net	1,420	1,420

TOTAL ASSETS	$45,140	$31,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$835,102	$799,720
Accrued interest	1,101,671	890,708
Accrued compensation	1,326,086	1,377,136
Derivative liability	377,243	281,932
Loans payable, net	2,344,917	1,945,071
Officers loans payable	56,615	79,169
Convertible debentures, net	517,242	546,571
	6,558,876	5,920,307

Loan payable, net of short-term portion	27,297	34,360

TOTAL LIABILITIES	6,586,173	5,954,667

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 795,218,631, and 787,718,631, shares issued and outstanding	795,218	787,718
Additional paid in capital	9,824,090	9,666,590
Other comprehensive loss	26,189	93,478
Accumulated deficit	(17,188,525)	(16,472,811)

TOTAL STOCKHOLDERS' DEFICIT	$(6,541,033)	$(5,923,030)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,140	$31,637

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$98,496	$68,130	$221,356	$164,976

COST OF SALES	81,789	30,217	185,690	102,090
GROSS PROFIT	16,707	37,913	35,666	62,886

COSTS AND EXPENSES
Sales, general and administrative	107,022	124,451	371,272	441,908
TOTAL OPERATING EXPENSES	107,022	124,451	371,272	441,908
OPERATING LOSS	(90,315)	(86,538)	(335,606)	(379,022)

OTHER (INCOME) EXPENSE
Interest expense	68,391	95,599	224,317	307,240
Other income	-	-	(46,255)	(98,265)
Loss (gain) on settlement of debt	(15,375)	82,485	73,349	82,845
Change in fair value of derivative liability	(166,865)	18,273	128,697	(265,724)
TOTAL OTHER (INCOME) EXPENSES, NET	(113,849)	196,357	380,108	26,096

NET INCOME (LOSS)	$23,534	$(282,895)	$(715,714)	$(405,118)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(93,110)	69,630	(67,289)	87,765
COMPREHENSIVE INCOME (LOSS)	(69,576)	(213,265)	(783,003)	(317,353)

NET LOSS PER SHARE
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	795,218,631	782,718,631	788,490,690	765,990,960
Diluted	879,742,281	782,718,631	788,490,690	765,990,960

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Nine Months Ended May 31,
	2023	2022
	(Unaudited)	(Unaudited)

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	787,718,631	757,718,631
Issuance of shares under convertible debt settlement	7,500,000	30,000,000
Shares, end of period	795,218,631	787,718,631

Balance, beginning of period	$787,718	$757,718
Issuance of shares under convertible debt settlement	7,500	30,000
Balance, end of period	$795,218	$787,718

Additional paid-in capital
Balance, beginning of period	$9,666,590	$9,528,590
Issuance of shares under convertible debt settlement	157,500	138,000
Balance, end of period	$9,824,090	$9,666,590

Other Comprehensive Income (Loss)
Balance, beginning of period	$93,478	$(35.984)
Other comprehensive income (loss)	(67,289)	87,765
Balance, end of period	$26,189	$51,781

Accumulated Deficit
Balance, beginning of period	$(16,472,811)	$(15,846,383)
Net loss	(715,714)	(405,118)
Balance, end of period	$(17,188,525)	$(16,251,501)

Total Stockholders' Deficit	$(6,541,033)	$(5,743,417)

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	May 31,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(715,714)	$(405,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Change in fair value of derivative liability	128,697	(265,724)
Loss on extinguishment of debt	73,349	82,845

Changes in operating assets and liabilities:
Accounts receivable	334	(3,203)
Accounts payable and accrued expenses	31,051	137,062
Accrued interest	237,204	197,395
Accrued compensation	(51,050)	(500)

NET CASH USED IN OPERATING ACTIVITIES	(296,129)	(257,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	337,519	260,222
Principal repayments loan payable	(5,895)	(2,400)
Officers loans payable	(22,554)	4,417

NET CASH PROVIDED BY FINANCING ACTIVITIES	309,070	262,239

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH
HELD IN FOREIGN CURRENCY	(660)	(374)

NET INCREASE/(DECREASE) IN CASH	12,281	4,622

CASH - BEGINNING OF PERIOD	9,364	9,787

CASH - END OF PERIOD	21,645	14,409

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities
Issuance of shares of common stock under convertible debt settlement	$92,151	$64,137

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2023 are not necessarily indicative of the results that may be expected for the year ending August 31, 2023. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2022.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $2.9 million at May 31, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $309,070 from financing activities during the nine months ending May 31, 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of May 31, 2023.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the nine months period ended May 31, 2023 and the three and nine-month periods ended May 31, 2022. During the three-month period ended May 31, 2023, the dilutive securities amounted to 84,523,650 shares of common stock and related to convertible notes.  The Company intends to settle with the holders of convertible notes to the Company’s benefit as has been historically resolved.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended May 31, 2023 and 2022, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2023, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of May 31, 2023 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of May 31, 2023 and August 31, 2022 and revenues for the nine-month period ended May 31, 2023 and 2022 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	May 31, 2023	August 31, 2022
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(22,500)	(22,500)
		$1,420	$1,420

NOTE 4 – LOANS PAYABLE

	May 31, 2023	August 31, 2022
Loans payable	$2,372,214	$1,979,431

	May 31, 2023	August 31, 2022
Loans payable short-term	$2,344,917	$1,945,071
Loans payable long-term	27,297	34,360
	$2,372,214	$1,979,431

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $38,531 at May 31, 2023 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2023 are as follows:

2024	$2,344,917
2025	11,948
2026	12,708
2027	2,641

$2,372,214

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2023	August 31, 2022
Convertible notes payable	$517,242	$546,571
Unamortized debt discount	-	-
Total	$517,242	$546,571

The convertible debentures matured in 2015, and bear interest at ranges between 6% and 15%. The convertible debentures are convertible at ratios varying between 45% and 50% of the closing price at the date of conversion through, at its most favorable terms for the holders, the average of the three lowest closing bids for a period of 5-30 days prior to conversion.

No convertible debentures have been issued since 2015 and none executed since 2016.  Certain settlements with holders of convertible debentures have been agreed since 2018 to the benefit to the Company.

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2023	August 31, 2022
Officers loans payable	$56,615	$79,169

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2023	August 31, 2022
Effective Exercise price	0.0045 - 0.01	0.003 - 0.0048
Effective Market price	.009-.013	0.006
Volatility	40.55-77%	96%
Risk-free interest	4.74-5.18%	0.24%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2023 is as follows:

Balance at August 31, 2022	$281,932
Reclassification of liability contracts	(33,386)
Changes in fair value of derivative liabilities	128,697
Balance, May 31, 2023	$377,243

NOTE 8 – ACCRUED COMPENSATION

As of May 31, 2023, and August 31, 2022, the Company owes $1,326,086 and $1,377,136, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

The Company successfully reached an agreement with a holder of convertible debentures aggregating $85,515 in principal and interest and derivative liabilities in consideration of 30,000,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $82,545 during March 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $279 and $415.

Rental expense amounted to $21,822 and $12,805 during the nine-month period ended May 31, 2023 and 2022, respectively.

The Company successfully reached an agreement with one its lessors to reduce its liability by $15,435 in April 2023 which was recorded net of its loss on extinguishment of debt during the nine month ending May 31, 2023.

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

NOTE 11 – FOREIGN OPERATIONS

As of May 31, 2023, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2023 and revenues for the nine-month period ended May 31, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$221,356	$221,356
Total revenues	$-	$221,356	$221,356
Identifiable assets at May 31, 2023	$3,955	$41,185	$45,140

As of May 31, 2022, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at May 31, 2022 and revenues for the nine-month period ended May 31, 2022 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$164,976	$164,976
Total revenues	$-	$164,976	$164,976
Identifiable assets at May 31, 2022	$7,423	$26,771	$34,194

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2023 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose with the exception of the following:

During June 2023, the Company issued 30,000,000 restricted shares of its common stock to a lender in accordance with the terms of two aged loans payable.

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

OPERATIONS OVERVIEW/OUTLOOK

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition http://www.dbmmgroup.com/wp-content/uploads/2023/07/DBMM_Creds_Deck_2023.pdf

The fiscal year 2023 has focused on a slow return to normalcy though businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders, that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

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

Glendale Securities, Inc. is the designated Market Maker.

The SEC matter has remained open since the November 12, 2019 dismissal regarding the cured late filings. This has been damaging to our investors and us and impedes our progress. Nevertheless, our compliance continued with required timely filings . In June 2023, the SEC issued an Order Dismissing Proceedings as Release 4413 advising us that their administrative proceedings against us has been dismissed

FINANCIAL OVERVIEW/OUTLOOK

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

The return to normal business is a step-by-step process now that the SEC matter is closed in our favor and all mitigating factors circumstances concluded to our benefit. DBMM’s place in the industry reputationally is strong, particularly for its size. The industry environment continues to grow exponentially, and digital marketing and company transformation is an essential strategy for any commercial activity, and thus has become embedded in planning.

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

Several years ago, the Company received a commitment for future working capital to grow the Company in key markets. Growth capital will be directed to support a client base rebalancing and leveraging of a very dynamic, transformational, digital landscape. DC’s mantra remains the same: “ROI is our DNA.” Going forward, there will be an emphasis on investor awareness now that normal business recommenced. DBMM intends to make significant strides in aggressively broadening its brand exposure. There are investors around the globe who understand the digital marketplace and its increasing influence on commercial decisions. DBMM will be targeting new shareholders in the public market through a global digital and traditional, integrated campaign run by DC, with third parties, as required for distribution.

The expectations for fiscal year 2023 were to return to normal trading first, which now has occurred, and then move ahead to a scaled growth plan in multiple geographies once normal business recommenced and the SEC matter is finally closed. The result will benefit all stakeholders.

The Company resolved in 2015 to eliminate any consideration of using convertible debentures as a financing vehicle. Accordingly, the Company has not issued convertible debentures since 2015 nor have any convertible debentures been executed since 2016.

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

Furthermore, in March 2022, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $85,000 in consideration of 30 million shares of the Company’s common stock.

In February 2023, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $76,000 in consideration of 7.5 million shares of the Company’s common stock.

In May 2023, we reduced our liability to a lessor by $15,000.

NINE MONTH PERIOD ENDED MAY 31, 2023

We had $22,000 in cash and our working capital deficiency amounted to approximately $6.5 million at May 31, 2023.

During the nine-month period ended May 31, 2023, we used cash in our operating activities amounting to $296,000. Our cash used in operating activities was comprised of our net loss of approximately $716,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $129,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2023 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $216,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $309,000 which primarily consists of the proceeds from notes payable.

NINE MONTH PERIOD ENDED MAY 31, 2022

We had $14,000 in cash and our working capital deficiency amounted to approximately $5.75 million at May 31, 2022.

During the nine-month period ended May 31, 2022, we used cash in our operating activities amounting to approximately $257,000. Our cash used in operating activities was comprised of our net loss of approximately $405,000 adjusted primarily for the following:

Change in fair value of derivative liability of $265,000 and loss on extinguishment of debt of $83,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2022 impacted our cash used in operating activity:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $303,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $262,000 which primarily consists of the proceeds from notes payable.

RESULTS OF OPERATIONS

	Consolidated Operating Results
	For the Three-Month Period Ended				For the Nine-Month Period Ended
			Increase/	Increase/			Increase/	Increase/
	May 31,	May 31,	(Decrease)	Decrease	May 31,	May 31,	(Decrease)	Decrease
	2023	2022	$	%	2023	2022	$	%
SALES	$98,496	$68,130	$30,366	45%	$221,356	$164,976	$56,380	34%

COST OF SALES	81,789	30,217	51,572	1719%	185,690	102,090	83,600	82%

GROSS PROFIT	(16,707)	37,913	(21,206)	-56%	35,666	62,886	(27,220)	-43%

COSTS AND EXPENSES
Sales, general and administrative	107,022	124,451	(17,249)	-14%	371,272	441,908	(70,636)	-16%

TOTAL OPERATING EXPENSES	107,022	124,451	(17,249)	-14%	371,272	441,908	(70,636)	-16%

OPERATING LOSS	(90,315)	(86,538)	(3,777)	4%	(335,606)	(379,072)	(43,416)	-11%

OTHER (INCOME) EXPENSE
Interest expense	68,391	95,599	(27,208)	-28%	224,317	307,240	(82,923)	-27%
Other income		-		NM	(46,255)	(98,265)	52,010	NM
Loss on settlement of debt	(15,375)	82,485	(97,860)	NM	73,349	82,845	(9,496)	NM
Change in fair value of derivative liability	(166,865)	18,273	(185,138)	NM	128,697	(265,724)	394,421	NM
TOTAL OTHER EXPENSES (INCOME), NET	(113,849)	196,357	(310,206)	NM	380,108	26,096	354,012	NM

NET LOSS	$23,534	$(282,895)	$(306,429)	-108%	$(715,714)	$(405,118)	$310,596	77%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the nine-month period ended May 31, 2023 our primary sources of revenue are the Web design and advisory services, Per-Click Advertising, and Social Media. These primary sources amounted to 48%, 38%, and 14% of our revenues, respectively during the nine-month period ended May 31, 2023.

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

The increase in our revenues during the three and nine-month period ended May 31, 2023, when compared to the prior year, is due to increased volume of services provided and new clients during fiscal 2023.

During the three and nine-month period ended May 31, 2023, our cost of sales increased due to a greater amount of resources allocated to servicing customer needs and identifying new clients.

The sales, general and administrative expenses decreased during the three and nine-month period ended May 31, 2023 when compared to the prior year periods primarily as a result of decreased overhead expenses and streamlined operations in fiscal 2023.

Interest expenses during the three and six-month decreased when compared to the prior year periods primarily from the decrease of considerations provided to certain lenders in fiscal 2023 when compared to fiscal 2022.

The change in other income during the nine months ended May 31, 2023 is primarily due to lower research and development credits claimed during that period than in fiscal 2022.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to an increase in the Company’s stock price and fluctuation in expected volatility used in the assumptions to compute its fair value at May 31, 2023 when compared to May 31, 2022.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2023. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2023 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 2, 2023, the SEC issued an Order Dismissing Proceedings under Release 4413 advising us that that their pending administrative proceedings against us had been dismissed.  A final Order of Dismissal closes the matter after previous unnecessary protracted delays.

Shareholders have been significantly damaged by the protracted SEC matter. The delays were further exacerbated by the unnecessary PFR requested by the Division of Enforcement while the Company continued to meet its reporting compliance in good faith as committed to the court and contained in its cured SEC filings and thereafter.

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

Date: July 17, 2023

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director