Form 10-K
period 2023-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2023-11-29
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed fiscal quarter: on August 31, 2023: $4,126,093

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 825,218,631 Outstanding as of November 29, 2023

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

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT OUR BRAND DIGITAL CLARITY

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its office in London, England. Digital Clarity is a leading provider of marketing consulting and advisory solutions, empowering businesses to achieve their marketing goals through strategic insights, innovative use of technologies, AI, and exceptional customer service. With a strong track record of success and a commitment to delivering tangible results, Digital Clarity is at the forefront of driving marketing change, driving growth, and creating lasting value for its clients.

DBMM Group can leverage its team’s experience in digital media and provide leading strategy, deployment and measurement to its core markets in many industry sectors, from creative to traditional corporate. The vertical B2B sectors encompass areas such as B2B eCommerce, SaaS, Blockchain, Fintech, Software Sales and Technology.

The Company continues to develop and roll out marketing consulting services offerings from its operating base in the UK with a plan to increase its presence into the larger markets in the US. namely Los Angeles and New York. The intent has always been a a strategy of a cash infusion to immediately correlate to build back demand and increase revenues. Growth has always been a function of available capital. Fiscal year 2023 following the challenges of Brexit, a Global Pandemic, and external factors beyond the Company’s control, the SEC Matter awaiting the Commission’s final affirmation of the dismissal, which occurred June 2, 2023. Digital Clarity is a leading provider of marketing consulting and advisory solutions, empowering businesses to achieve their marketing goals through strategic insights, innovative use of technologies, AI, and exceptional customer service. With a strong track record of success and a commitment to delivering tangible results, Digital Clarity is at the forefront of driving marketing change, driving growth, and creating lasting value for its clients.

EMPLOYEES

As of August 31, 2023, the Company had 8 full-time employees.

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

On June 2, 2023, the SEC issued an Order Dismissing Proceedings under Release 4413 advising us that that their pending administrative proceedings against us  because of delinquent filings had been dismissed. A final Order of Dismissal closes the matter after previous unnecessary protracted delays.

Shareholders have been significantly damaged by the protracted SEC matter. The delays were further exacerbated by the unnecessary PFR requested by the Division of Enforcement while the Company continued to meet its reporting compliance since 2018 in good faith as committed to the court and contained in its cured SEC filings and thereafter.

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

Year Ended August 31, 2023:	High	Low
First Quarter	$0.0285	$0.0005
Second Quarter	$0.0394	$0.0088
Third Quarter	$0.015	$0.0032
Fourth Quarter	$0.0188	$0.0087

Year Ended August 31, 2022:	High	Low
First Quarter	$0.01	$0.002
Second Quarter	$0.0074	$0.0056
Third Quarter	$0.0041	$0.0005
Fourth Quarter	$0.0015	$0.0004

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2023 and 2022 were $0.0054 and $0.0005 per share, respectively. As of August 31, 2023, and 2022, there were 121 and 119 holders of record of our common stock, respectively.

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

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition http://www.dbmmgroup.com/wp-content/uploads/2023/07/DBMM_Creds_Deck_2023.pdf

The fiscal year 2023 has focused on a measured return to normalcy as businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders, that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

As stated in the MD&A's for many years since the acquisition of Digital Clarity, the operating business has always been cash flow positive, but the costs of maintaining a public company far exceed the gross profit in the audited financial statements. That was expected, following the digital business model, though many digital companies do not have any operating revenues while they build the business. The business is developed to a 'to be determined level' (TBD), with all capital infusion riveand revenues (if any) remaining in the growth model.

As the economy recovers, and the Company's mitigating circumstances have all been positively concluded, there is also an opportunity for their clients, both new and prospective, to gain a competitive advantage in the post-pandemic commercial environment. The transformation of a company guided by Digital Clarity as its digital architect, demands a "seat at the table" of decision makers as the subject matter expert in the new digital landscape. Digital Clarity has earned that role. The industry as seen today and in the future is described below:

2023 REALITIES TEMPER 2024 BUDGETS AND OUTLOOK

One year ago, leaders were facing global unrest, supply chain instability, soaring inflation, the long shadow of the pandemic, and a projected economic slowdown. Yet most had overly optimistic expectations heading into budget season, with every function expecting to lock in modest budget increases for 2023.

Many of last year’s concerns didn’t materialize, and the outlook for the global economy in 2024 appears brighter as supply chain disruptions ease and inflation edges back toward targets. That said, businesses will have to deal with the after-effects of not only the global pandemic but new challenges. The backdrop as we enter 2024, it is clear that B2B leaders have concerns about inflation and higher interest rates, as they plan for 2024.

Though the general business sentiment is cautious, Digital Clarity has adapted its model to continually seek to focus on areas that will allow the business to thrive as we come out of the challenging economic backdrop.

Digital Clarity has been pivoting during these challenging headwinds and working to build upon its experience in the B2B space and engaging with prospects in the SaaS and Tech market.

Discretionary marketing budgets, sales headcount, and software costs will continue to be scrutinized closely in 2024, though the demand for maximum performance continues, even though inflation abates particularly in the US. This will only accelerate revenue-focused marketing leadership and reduce the money invested in non-hyper-targeted channels.

Expansion will become the new-new business, making the line between revenue marketing and demand generation very thin. More of an emphasis will be on preserving revenue through retention and expansion efforts over acquiring net new customers, this is an area where Digital Clarity excels.

This will also push leaders to critically evaluate the way in which they acquire customers, including increasing their focus on the technology that helps them prioritize the right accounts. B2B companies beware, It may feel like you have fewer “in-market” accounts than in prior years, so the risk of wasting resources on accounts that won’t buy is much higher. To avoid this, double down on the ‘95-5’ rule, there will be a shift. to get in front of the 5% of in-market accounts that are ready to buy now. If not, it's inevitable that your competitors will swipe them up first.

WHY B2B IS THE RIGHT PLACE AT THE RIGHT TIME

Just before and during the pandemic, DBMM’s operating business, Digital Clarity analyzed market data as found that there was a large market segment that was very badly served by the Digital marketing sector and in particular lacked a level of planning, strategy and general, good advice when it came to sales growth and brand positioning. This was the Business to Business (B2B) sector. In particular, the technology, software and software services sector (SaaS). This pivot was to prove pivotal to Digital Clarity’s return to a level of normal trading against a continued volatile economic backdrop.

B2B is undergoing a renaissance as business models, innovation drivers, and buyers evolve dramatically from decades prior. Now some of the most profitable companies across the globe are B2B companies.

As perceptions of the U.S. economy decline, concerns over inflation persist. More than half of small business owners continue to cite it as their top concern. However, B2B leaders are hopeful about the future, even in these uncertain times.

And while many in the business community cite serious concerns over economic turmoil and rising global uncertainty, B2B leaders are largely optimistic about the fate of their organizations and the role of marketing in helping them grow.

The B2B Marketing Benchmark uncovers the trends and practices fueling this optimism: Marketing budgets on the rise worldwide; Excitement among B2B leaders about emerging technologies like Generative AI;

Growth in the adoption of creative and technical skills that will help marketers meet the demands of these emerging technologies and trends.

Digital Clarity is well poised to enable B2B leaders to thrive in a rapidly changing environment and how to plan for the long term.

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

For a long time, tried and tested B2B marketing strategies have been based around a linear model, where activities aim to gather prospects at one end of a pipeline (or funnel) and gently nudge and nurture until they leave as newly won customers at the other end.

It’s been this way for quite a while. It’s given rise to language that any B2B marketer is familiar with such as “MQLs” (marketing qualified leads) and “SQLs” (sales qualified leads), it’s shaped how B2B marketing and sales should work together (where one hands the baton on to the other in the form of a well nurtured, warm lead) and KPIs that evaluate this linear performance (pipeline velocity, #MQLs and #SQLs, to name just three).

So established is the thinking that the world’s biggest CRM platforms are structured around this linear model of how B2B buying takes place.

DEVELOPING A STRONGER US FOOTPRINT FOR DIGITAL CLARITY IN 2024-2035

The IMF last week became the latest economics organization to declare that the US economy would power ahead, forecasting an expansion of 1.5 percent next year. This compares with IMF forecasts of 1.2 percent for the eurozone and 0.6 percent for the UK.

A critical structural factor behind the US-European divergence is the difference in the industrial composition of the two economies.

2023 saw Digital Clarity have a stronger demand by prospective customers in the burgeoning B2B Tech sector and with this laser focus in the tech marketing market, Digital Clarity is well positioned to take advantage of applying it’s successful methodology ito the largest economy in the world.

The US has a booming tech sector, with successful and innovative companies such as Amazon, Alphabet, and Microsoft that have no European equivalents in Europe. With the US dominating artificial intelligence, that gap is likely to widen, economists warn.

By contrast, Europe specializes in industries that are increasingly facing the threat of Chinese competition, such as electric vehicles.

With stronger investment and better demographics, the gap between the US and Europe is likely to widen further in the coming years.

DEMAND FOR MARKETING CONSULTING IN NORTH AMERICA IS PREDICTED TO GROW BY 36%

The marketing consulting services segment is forecast to increase by USD 41.56 billion between now and 2027 with North America estimated to contribute 36% to the growth. Data from research company Technavio’s analysts have elaborately explained the regional trends, drivers, and challenges that are expected to shape the market during the forecast period. With the development of new research companies and the availability of various databases and business analytics tools, this North American region is a major contributor to the global marketing consulting market. This allows businesses to collect meaningful, useful data at a fraction of the cost that marketing consultants pay.

Additionally, the ease of scaling virtualization and automating administrative tasks dynamically will increase SaaS adoption. Due to digitalization, various businesses and organizations in this region are adopting SaaS solutions, which help improve a range of operations such as business planning, order fulfilment, and customer service. Hence, such factors are expected to drive market growth in this region during the forecast period.

B2B BRAND INVESTMENT IS THE BIG FOCUS FOR 2024 AND BEYOND

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

By 2025, Gartner expects 80% of B2B sales interactions between suppliers and buyers to occur in digital channels.

B2B buying behaviors have been shifting toward a buyer-centric digital model, a change that has been accelerated the past couple of years.

Digital Clarity sit at the intersection of marketing, analysis and sale growth for B2B Tech companies. Focus on digital-lead generation and qualification. The pandemic lockdown underscored how important it is to source and qualify new leads beyond the relationships you already have. It also accelerated digital-lead generation toward high-value customer segments. Traditional lead generation tactics like cold calling are being replaced or supplemented by lower-touch digital leads focused on meeting customers “where they are.” Sales should work closely with Marketing to source leads from typical digital sources (such as Google and LinkedIn), as well as from relevant third-party affiliates (such as LendingTree for mortgages, Trivago for travel, and Buyerzone for B2B services) that are becoming initial destinations for shoppers. Leaders in digital-lead generation can cost-effectively source and qualify leads as well as automate the lead-generation process to support their sales teams with higher propensity leads.

This can energize a sales force. For example, a private-equity owned B2B company was recently challenged with high turnover of entry-level salespeople who lost energy after months of cold calling. Focusing on a digital lead-generation strategy helped them to source more qualified leads with a higher propensity to purchase. This was a huge boost for newer salespeople and helped to supplement their other lead-generation activities, positioning them for greater sales success and reduced salesperson churn.

SALES ARE GOING DIGITAL

Gartner Says 80% of B2B Sales Interactions Between Suppliers and Buyers Will Occur in Digital Channels by 2025.

Over the next five years, an even greater rise in digital interactions between buyers and suppliers will break traditional sales models.

The Gartner Future of Sales 2025 report predicts that by 2025, 80% of B2B sales interactions between suppliers and buyers will occur in digital channels. Chief sales officers (CSOs) and other senior sales leaders must accept that buying preferences have permanently changed and, as a result, so too will the role of sellers.

Sales organizations must be able to sell to customers everywhere the customer expects to engage, interact and transact with suppliers. Gartner defines the future of sales as the permanent transformation of organizations’ sales strategies, processes and allocation of resources, moving from a seller-centric to a buyer-centric orientation and shifting from analogy sales processes to digital-first engagement with customers.

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

THE OMNICHANNELREMAINS KEY IN B2B BUYING

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

B2B e-commerce has taken the lead as the most effective sales channel. It is rated first by 35 percent of respondents, ahead of in-person sales (26 percent), video conference (12 percent), email (10 percent), and telephone (8 percent) according to a recent report from McKinsey. Companies winning market share have not only digital self-serve channels such as their own websites but also broader e-commerce offerings. For example, 48 percent of winners are on industry-specific marketplaces, compared with only 13 percent of companies losing share.

Digital Clarity helps companies deploy hybrid marketing models, both online and online, that then feed into sales teams. Hybrid sales models, which are comprised of roles with a mix of both in-person and remote time with customers, are deployed by 57 percent of market-leading companies.

Customers are increasingly willing to spend big on e-commerce transactions. Many B2B companies shun e-commerce over concern about channel conflict: 38 percent of respondents said it was the biggest reason they avoided selling online. However, the sales growth opportunity may now outweigh related potential costs. Similar to last year, about 70 percent of decision-makers are prepared to spend up to $500,000 on a single e-commerce transaction. At the highest end of the spectrum, however, we see meaningful movement: the number of decision-makers willing to spend as much as $10 million or more has increased by 83 percent. This trend holds true particularly in China, India, and the United States, and in global energy and materials (GEM); telecommunications, media, and technology (TMT); and advanced industries sectors.

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

Taking an omnichannel approach means strategy and ROI are built in from the start too, so as an approach, it helps measure what works - allowing accurate attribution of results and enabling marketers to move the budget from what doesn’t work to doing more of what does. According to the recent DMA Response Rate Report, 65% of marketers use two or more media channels in their marketing campaigns while 44% of marketers use three or more.

There might be data, software, automation, and analytics considerations but B2B marketing is chiefly about ROI and about creating a large top-of funnel that can be nurtured through to sales conversion. Omni-channel is also inherent in the design. Campaigns that are planned for all relevant channels are not bolted into them as an afterthought.

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

THE B2B MILLENIAL BUYER IS CHANGING THE LANDSCAPE

Millennials and Gen Z, or those born between 1996 and 2012, constitute 64% of business buyers.

Younger buyers are more demanding, engaging in more buying activities, and more willing to express their dissatisfaction with the buying process.

Nearly half of millennial buyers prefer no engagement with a salesperson at all, with the average being a third. In 2025, digital channels will account for four-fifths of all B2B sales engagements. Ultimately, the breakdown of the traditional sales model is driven by the digital shift in industrial buying, dramatically speeded up by the social distancing of vendors and clients.

This is where Digital Clarity comes in. Part of the consulting strategy is to help B2B product sales by reshaping marketing strategies to focus on the millennial B2B e-commerce sector. Between 2024 - 2026, over $2 trillion in B2B product sales will be taking place over ecommerce websites. However, this will still represent only a small portion of overall US B2B product sales and just over a fifth of B2B electronic sales.

Millennial refers to people born between 1981 and 1996. Gen Z refers to those born between 1996 and 2012. According to a recent report from Forrester Research Inc. Millennial and Gen Z B2B buyers are now the chief purchasers of goods and services for their organization. And when it comes to ecommerce, the growing number of millennial and Gen Z professionals have very high expectations for B2B ecommerce,

Millennial and Gen Z B2B buyers also have high standards for engaging and purchasing online from sellers. Younger buyers carry new demands and expectations for B2B buying. Forrester predicts that in two years, more than a third of millennial and Gen Z business buyers will purchase through self-guided digital channels. Those include vendor websites, marketplaces, app stores, or directly from an existing product.

Furthermore, Millennials and Gen Z B2B buyers are active information seekers. Younger buyers go to more sources and find third-party resources more impactful than vendor resources. This group is quicker to express dissatisfaction with the buying experience. 90% of younger buyers cite dissatisfaction with their vendor in at least one area compared to 71% of older buyers.

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

Digital Clarity has started offering a wider array of services to its fast-growing S company in the US. Services include, LinkedIn strategy, content positioning and SEO.

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

Core industry verticals for Digital Clarity include B2B, SaaS, Digital Transformation, FinTech, Unified Communication Companies and discretionary advice for professional service providers and consultants.

THE GROWTH OF DIGITAL MARKETING AND CONSULTANCY SERVICES

The marketing consulting market size is estimated to grow at a CAGR of 4.93% between now and 2027 according to reports from Technavio. As mentioned previously, there is a blurring of lines between traditional consultancy, marketing firms and advertising agencies. That said, firms like Accenture, Deloitte, IBM, KPMG, McKinsey and PwC rank among the most aggressive players in acquiring and partnering with agencies such as Digital Clarity. They still represent not only an opportunity for Digital Clarity but also a prospective exit and investment opportunity.

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

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The Global Digital Transformation Market size is expected to reach $1.3 billion by 2027, rising at a market growth of 20.8% CAGR during the forecast period. Digital transformation is considered as the utilization of digital technology. Digitally transformed enterprises can be flexible to the changing technological landscape and can address abrupt shifts in the industry, particularly the one presently created by the COVID-19 pandemic; studies show that the efficiency and rate of adaptation of digitally transformed companies to a post-pandemic era are relatively larger than conventional businesses. Source

Digital Clarity can help various businesses that have been considerably affected by the global outbreak of the COVID-19 pandemic. One of the significant challenges for the global economy in 2020 was to facilitate business continuity in the midst of social distancing guidelines, lockdown norms, work-from-home culture, and other operational challenges. The lack of availability of digital strategies, infrastructure, or tools worsens the challenges for various companies that were needed to abruptly shift operations online or allow workers to work from their homes.

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

Digital Clarity has created a unique Diagnosis Workshop that helps brands identify needs as well as assess the opportunities available. The core focus is to help reduce wastage and increase results.

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

DIGITAL CLARITY HAS DEVELOPED A WINNING STRATEGIC PROCESS

01 Discover - The first step - understand. Let's connect and see if we are the right fit.

Normally a phone call or Zoom to understand their challenges, and if there is scope for us working together.

02 Diagnose - Our diagnosis workshop helps define their goals and we discuss what’s needed to get there.

So again is either a face-to-face or a Zoom call. More in-depth. They fill in a detailed questionnaire and then we give them some exercises and get them to open up. We help them discuss their goals and objectives and what they feel the barriers are in stopping them from reaching them - .e.g. people, process, market, marketing, brand, etc.

03 Review - We take all the information, data, and objectives and build out a workable strategy. We then talk them through this game plan and how we will work with them to get there. We also can bring in people (our black book) who can get involved when there are gaps.

04 Delivery - We work with clients to implement our game plan and set clear next steps, goals, and milestones – as required.

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

●	76% of B2B organizations use social media analytics to measure content performance.

●	By 2025, 80% of B2B sales interactions will occur on digital channels.

●	U.S. B2B business will spend $2 billion in 2022, and $2.33 billion in 2023 approximately 2-5% – 4% growth in 2024

GROWTH IN LINKEDIN ADVERTISING SET TO SOAR BEYOND 2023

Almost all B2B content marketers (96%) use LinkedIn. They also rated it as the top-performing organic platform.

Digital Clarity helps business organizations make the most of LinkedIn. We help customers understand and build campaigns around the 95-5 rule. The 95-5 rule advises you market mostly to buyers who are not likely to buy from you today.

THE NEW NORMAL REMAINS DIGITAL

In just one year, since the pandemic. digital adoption has happened at five to ten times the projected rate.

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

Pandemic disruption caused many businesses to demand a similar level of convenience to consumers. After returning to normal, there’s no question that the new normal is digital.

GROWTH IN INVESTOR AWARENESS AND OUTREACH.

We expect that, in 2024, the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020/21 the pandemic threw all planning into disarray. With capital infusion following the closure of the SEC review with a final order in June 2023 of the earlier dismissal, 2024 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. We anticipate the benchmark will replicate successful industry models in digital technology, marketing and company transformation.

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

Glendale Securities, Inc. is the designated Market Maker.

The SEC matter remained open even after the November 12, 2019 ALJ Dismissal regarding the cured late filings, which should have closed the matter then. This has been damaging to our investors and us and impedes our progress. Nevertheless, our compliance continued with required timely filings. In June 2023, the SEC issued an Order Dismissing Proceedings as Release 4413 advising us that their administrative proceedings against us has been dismissed, and a Final Order issued.

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

The growth trajectory anticipated during 2023 remained deferred until the Company returned to normal business and normal trading. However, the timeframe was only the last quarter of the 2023 fiscal year. Normal trading has resumed; however, the management has used the analogy of, “It’s like turning around a yacht.” Nevertheless, clients will benefit due to a wider range of resources, and the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of fastest growing industries in the world today. The trading in our shares of common stock returned to normal on December 20, 2022 with no restrictions. The US retail marketplace of our shares of common stock was open finally to all investors. We began the process of restarting the growth infrastructure in the fourth quarter of fiscal 2023 following the Final Order of Dismissal issued on June 2, 2023.

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

Nevertheless, since 2020, revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues, 2) COVID-19 global slowdown with some clients pausing as lockdowns stopped and started, 3) clients needing to extend or double down lacked the resources, and 4) DBMM addressing its mitigating circumstances brought about by the SEC Matter, all of which were external events through no fault of the Company, DBMM. To address the changing environment, the business development model has evolved and, as such, Digital Clarity has earned a “seat at the table,” client by client. With precision, the revenues are turning around.

Revenues have been increasing quarter to quarter following the pandemic slowdown.

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

The expectations for fiscal year 2023 were to return to normal trading first, which now has occurred, and then move ahead to a scaled growth plan in multiple geographies once normal business recommenced and the SEC matter is finally closed. The result will benefit all stakeholders. This process is step-by-step in order to assure all growth is sustainable and continuing.

Regarding capital infusion, the Company resolved in 2015 to eliminate any consideration of using convertible debentures as a financing vehicle. Accordingly, the Company has not issued convertible debentures since 2015 nor have any convertible debentures been executed since 2016.

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

Fiscal Year 2023

We had $45,000 in cash and our working capital deficiency amounted to approximately $6.5 million at August 31, 2023.

During fiscal 2023, we used cash in our operating activities amounting to $437,000. Our cash used in operating activities was comprised of our net loss of $713,000 adjusted primarily for the following:

Change in fair value of derivative liability of $42,070 and loss on extinguishment of debt of $73,000.

Additionally, the following variations in operating assets and liabilities during fiscal 2023 impacted our cash used in operating activity: - to

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $245,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $471,000 which primarily consists of the proceeds from the issuance of loans payable.

Fiscal Year 2022

We had approximately $10,000 in cash and our working capital deficiency amounted to approximately $5.9 million at August 31, 2022.

During fiscal 2022, we used cash in our operating activities amounting to approximately $389,000. Our cash used in operating activities was comprised of our net loss of approximately $626,000 adjusted primarily for the following:

Change in fair value of derivative liability of $201,000 and loss on extinguishment of debt of $83,000.

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $363,000, resulting from a short fall in liquidity and capital resources.

During fiscal 2022, we generated cash from financing activities of approximately $389,000 which primarily consists of the proceeds from demand notes payable of approximately $399,000.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if The Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.0 million at August 31, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $471,000 from financing activities during fiscal 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for fiscal 2023 and 2022

	For the Years Ended
			Increase/	Increase/
			(Decrease)	(-)Decrease
	August 31, 2023	August 31, 2022	$	%

SALES	$309,644	$225,842	$83,802	37%

COST OF SALES	260,774	131,272	129,502	99%

GROSS PROFIT	48,870	94,570	(45,700)	-48%

COSTS AND EXPENSES
Sales, general and administrative	463,694	553,042	(89,348)	-16%

TOTAL OPERATING (GAIN) EXPENSES	463,694	553,042	(89,348)	-16%

OPERATING GAIN (LOSS)	(414,824)	(458,472)	(43,648)	-10%

OTHER (INCOME) EXPENSE
Interest expense	313,235	384,615	(71,380)	-19%
Other income	(46,255)	(98,265)	52,010	NM
Loss (gain) on extinguishment of debt	73,349	82,845	(9,496)	NM
Change in fair value of derivative liability	(42,070)	(201,239)	159,169	NM
TOTAL OTHER EXPENSE	298,259	167,956	130,303	NM

NET LOSS	$(713,083)	$(626,428)	$86,655	14%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

Our primary sources of revenue are Advisory Services (including Web design) and Per-Click Advertising which amounted to 63% and 25% of our revenues, respectively, during fiscal 2023 and 54% and 38%, respectively, during fiscal 2022.

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Geopolitical conflicts and uncertainties as well as risks of recession, high inflation alongside energy costs, and interest rate rises and means global conditions remain challenging going into 2024.

Our revenues increased during fiscal 2023 when compared to the prior year, primarily as a result of increased advisory services revenues.

Cost of sales during fiscal 2023 increased when compared to the prior year, primarily from additional expenses to meet increased demand.

The general and administrative costs during fiscal 2023, when compared to the prior year, decreased primarily from reduced overhead.

The decrease in interest expense, which includes interest accrued on certain notes and loans, is primarily due to lesser inducements offered to noteholders in fiscal 2023.

Additionally, the Company’s loss or gain on extinguishment of debt is a function of the terms at which we can settle our obligations and the fair value of the stock price at the measurement date.

The decrease in change of fair value of derivative liability during fiscal 2023 when compared to the prior year is primarily a function of lower volatility during fiscal 2023, which is one of the primary assumptions in computing the fair value of such liability.

The other income reflects the recognition of tax credits related to expenses incurred in the UK.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense, or items that do not involve a cash outlay, such as loss on extinguishment of debt and change in fair value of derivative liability.  EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	Fiscal
	2023	2022
Net loss	$(713,083)	$(626,428)
Interest	313,235	384,615
Loss on extinguishment of debt	73,349	82,845
Change in fair value of derivative liability	(42,070)	(201,239)

EBITDA, as adjusted	$(368,569)	$(360,207)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. (the Company) as of August 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

November 29, 2023

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2023	2022
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$44,521	$9,364
Accounts receivable, net	20,739	20,383
Prepaid expenses and other current assets	470	470
Total current assets	65,730	30,217

Property and equipment - net	-	1,420

TOTAL ASSETS	$65,730	$31,637

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$724,272	$750,220
Accrued interest	1,189,387	890,708
Accrued compensation	1,313,536	1,377,136
Derivative liability	206,476	281,932
Loans payable, net	2,478,291	1,945,071
Officers loans payable	53,893	79,169
Convertible debentures, net	517,242	546,571
	6,483,097	5,870,807

Loan payable, net of short-term portion	27,297	34,360

TOTAL LIABILITIES	6,510,394	5,905,167

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 825,218,631, and 787,718,631, shares issued and outstanding	825,218	787,718
Additional paid in capital	9,813,090	9,666,590
Other comprehensive loss	51,427	93,478
Accumulated deficit	(17,136,394)	(16,423,311)

TOTAL STOCKHOLDERS' DEFICIT	$(6,444,664)	$(5,873,530)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$65,730	$31,637

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	August 31, 2023	August 31, 2022

REVENUES	$309,644	$225,842

COST OF REVENUES	260,774	131,272

GROSS PROFIT	48,870	94,570

COSTS AND EXPENSES
Sales, general and administrative	463,694	553,042
TOTAL OPERATING EXPENSES	463,694	553,042

OPERATING LOSS	(414,824)	(458,472)

OTHER (INCOME) EXPENSE
Interest expense	313,235	384,615
Other income	(46,255)	(98,265)
Loss (gain) on extinguishment of debt	73,349	82,845
Change in fair value of derivative liability	(42,070)	(201,239)
TOTAL OTHER (INCOME) EXPENSES	298,259	167,956

NET LOSS	$(713,083)	$(626,428)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	(42,051)	129,462
COMPREHENSIVE LOSS	(755,134)	(496,966)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	797,252,878	771,280,275

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Year Ended August 31,
	2023	2022
		(Restated)
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	787,718,631	757,718,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	37,500,000	30,000,000
Shares, end of period	$825,218,631	$787,718,631

Balance, beginning of period	$787,718	$757,718
Issuance of shares pursuant to satisfaction of convertible debt obligations	37,500	30,000
Balance, end of period	$825,218	$787,718

Additional paid-in capital
Balance, beginning of period	$9,666,590	$9,528,590
Issuance of shares pursuant to satisfaction of convertible debt obligations	146,500	138,000
Balance, end of period	$9,813,090	$9,666,590

Other Comprehensive Income (Loss)
Balance, beginning of period	$93,478	$(35,984)
Other comprehensive income (loss)	(42,051)	129,462
Balance, end of period	$51,427	$93,478

Accumulated Deficit
Balance, beginning of period	$(16,423,311)	$(15,796,883)
Net loss	(713,083)	(626,428)
Balance, end of period	$(17,136,394)	$(16,423,311)

Total Stockholders' Deficit	$(6,444,664)	$(5,873,530)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31,	August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(713,083)	$(626,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,420	-
Change in fair value of derivative liability	(42,070)	(201,239)
Loss (gain) on extinguishment of debt	73,349	82,845

Changes in operating assets and liabilities:
Accounts receivable	505	(7,198)
Accounts payable and accrued expenses	(5,485)	160,626
Accrued interest	312,179	264,924
Accrued compensation	(63,600)	(62,750)

NET CASH USED IN OPERATING ACTIVITIES	(436,785)	(389,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	508,113	399,202
Officer loans payable	(11,669)	(7,601)
Principal repayments loans payable	(25,276)	(2,712)

NET CASH PROVIDED BY FINANCING ACTIVITIES	471,168	388,889

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	774	(92)

NET INCREASE/(DECREASE) IN CASH	35,157	(423)

CASH - BEGINNING OF PERIOD	9,364	9,787

CASH - END OF PERIOD	44,421	9,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,056	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares of common stock pursuant to debt inducement	$19,000	$-
Issuance of shares of common stock to settled certain aged convertible debt	76,215	64,137

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

The Company has outstanding loans and convertible notes payable aggregating $3.0 million at August 31, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $471,000 from financing activities during fiscal 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – CORRECTION OF AN ERROR

The Company had recognized $49,500 of accrued expenses as a general reserve for legal fees with no identifiable law firm or vendors in fiscal 2011.  No law firms or similar vendors have made a claim regarding this accrual or other legal expenses since fiscal 2011, and accordingly, the Company believes that this accrued expense was recorded in error.  The error resulted in an overstatement of accounts payable and accrued expenses as of August 31, 2022 and accumulated deficit as of August 31, 2021.  This error did not impact the Company’s consolidated statement of operations and comprehensive income and consolidated  statement of cash flows.  The accounts payable and accrued expenses and accumulated deficit in the accompanying consolidated balance sheets and consolidated statements of changes in stockholders’ deficit have been restated as of August 31, 2022 and August 31, 2021, respectively, to reflect the correction of the error.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar Ltd (DBA Digital Clarity). All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2023 or 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2023 and 2022, the Company recognized $0 as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $13,729 and $0, during fiscal 2023 and 2022, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations as of August 31, 2023 and 2022.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of August 31, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During fiscal 2023 and 2022, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2023, and 2022, with the exception of its derivative liability which are valued based on Level 3 inputs.

Cash is considered to be highly liquid and easily tradable as of August 31, 2023 and 2022 and therefore classified as Level 1 within our fair value hierarchy.

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

Customer Concentration

Four and three of the Company's customers accounted for approximately 94% and 94% of its revenues during fiscal 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated Life	2023	2022
Computer and office equipment	3 to 5 years	$23,920	$23,920
Less: Accumulated depreciation		(23,920)	(22,500)
		$-	$1,420

Depreciation expense amounted to $1,420 and $0 during fiscal 2023 and 2022, respectively.

NOTE 5 – LOANS PAYABLE

	August 31,
	2023	2022
Loans payable	$2,505,588	$1,979,431

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $34,302 at August 31, 2023 bears interest at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2022. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2023 are as follows:

Year ended August 31,
2024	$2,478,291
2025	11,948
2026	12,708
2027	2,641
$2,505,588

NOTE 6 – CONVERTIBLE DEBENTURES

At August 31, 2023, and August 31, 2022 convertible debentures consisted of the following:

	August 31,
	2023	2022
Convertible notes payable	$517,242	$546,571

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

No convertible debentures have been issued since 2015 and none executed since 2016. Certain settlements with holders of convertible debentures have been agreed since 2018 to the Company’s benefit.

NOTE 7 – OFFICERS LOANS PAYABLE

	August 31,
	2023	2022
Officers loans payable	$53,893	$79,169

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 8 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	Years Ended August 31
	2023	2022
Effective Exercise price	0.0045-0.01	0.0016-0.0025
Effective Market price	0.009-0.013	0.0031
Volatility	41-77%	139%
Risk-free interest	4.74-5.18%	3.5%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during fiscal 2023 and 2022 are as follows:

Balance at September 1, 2021	$506,360
Reclassification of liability contracts	(23,189)
Changes in fair value of derivative liabilities	(201,239)
Balance, August 31, 2022	$281,932

Reclassification of liability contracts	(33,386)
Changes in fair value of derivative liabilities	(42,070)
Balance, August 31, 2023	$206,476

NOTE 9 – ACCRUED COMPENSATION

The Company owes $1,313,536 and $1,377,136 as of August 31, 2023 and 2022, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

NOTE 10 – COMMON STOCK AND PREFERRED STOCK

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

The Company issued 30,000,000 shares of its common stock at a carrying value of $19,000 as a consideration to commitment initially granted to a lender in fiscal 2019.  No gains or losses were recognized upon issuance of the shares.

NOTE 11 – OTHER INCOME

The Company received tax credits of $46,255 and $98,265 related to expenses incurred in the United Kingdom local governmental entity during fiscal 2023 and 2022, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges is less than $1,000.

Total rental expense amounted to $26,781, and $7,063 during fiscal 2023 and 2022, respectively.

The Company successfully reached an agreement with one its lessors to reduce its liability by $15,435 in April 2023 which was recorded net of its loss on extinguishment of debt during fiscal, 2023.

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

NOTE 13 – INCOME TAXES

For the years ended August 31, 2023, and 2022, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits is expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2023	2022
Benefit computed at statutory rate	$150,000	$132,000
State tax (benefit), net of federal affect	31,000	27,000
Permanent differences (primarily change in fair value of derivative liability)	11,000	(51,000)
Increase in valuation allowance	(192,000)	(108,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $6.4 million at August 31, 2022. A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2023	2022
Net operating loss carry-forward	$1,845,000	$1,638,000
Accrued compensation	333,000	349,000
Valuation allowance	(2,178,000)	(1,987,000)
Net deferred tax asset	$-	$-

NOTE 14 – FOREIGN OPERATIONS

As of August 31, 2023, all of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues	$-	$309,644	$309,644
Total revenues	-	309,644	309,644
Identifiable assets at August 31, 2023	7,289	58,186	65,730

As of August 31, 2019, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2022, were as follows:

	United States	Great Britain	Total
Revenues	$-	$225,842	$225,842
Total revenues	-	225,842	225,842
Identifiable assets at August 31, 2022	9,170	22,467	31,637

NOTE 15 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2023, through the date these financial statements were issued, and has determined that it does not have any material subsequent events requiring disclosure or accrual.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2023. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2023, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting as required under item 308(a) of Regulations S-K in our Annual Report on Form 10-K, filed with the commission for the year ended August 31, 2023 was effective.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2023 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2023, with respect to our directors and executive officers.

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

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Reggie James, As of April 1, 2011, Mr. Reggie James has served as Senior Vice President of Marketing and Communications and Executive Director. Mr. James also is the Managing Director of Digital Clarity. In 2013, he was appointed Co-Chief Operating Officer, and in August 2022, Chief Operating Officer. Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are common place today.

Mr. James is the founder of Digital Clarity, a leading Digital Advertising Agency and a wholly owned business of DBMM. The Company helps major brands and medium sized companies take advantage of the digital economy focusing on areas such as Search Engine Marketing (Google, Yahoo! & Bing), Social Media (Twitter, Facebook & LinkedIn) and Internet Strategy Planning including Design, Analytics and Mobile Marketing. Mr. James launched the European division of a later VoIP technology company that became the first dot com to list on the Singapore Stock Exchange later acquired by Spice Communications. Subsequently, Spice was acquired by Idea Cellular, the 3rd largest mobile services operator in India. Mr. James is also the co-founder of an internet analytics technology software house as well as shareholder in an AIM listed marketing services company. AIM is the London Stock Exchange’s international market for smaller growing companies. Previously, Mr. James was involved with the publishing groups VNU & Ziff-Davis where he launched titles such as Management Consultancy and IT Week. Prior to launching Digital Clarity, Mr. James was part of the global sales team at leading search company AltaVista where he managed global brands such as Compaq and Hewlett Packard (HP). AltaVista was acquired by Yahoo! Inc.

Linda Perry, Ms. Perry is currently Principal Executive Officer, Principal Financial Officer and an Executive Director. She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to several companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution, and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. The Company was re-organized and sold within the industry for £2.3 billion GBP. She was a senior executive at ExxonMobil Corporation holding senior management positions with global responsibility in finance, marketing, and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2023 and 2022. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2023 or 2022, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2023	$192,101	(1)	-	-	-	-	-	-	$192,101
Executive Director	2022	$208,572	(2)	-	-	-	-	-	-	$208,572

Linda Perry	2023	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2022	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2023, Mr. James earned $ 208,572 of which $150,941 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2022, Mr. James earned $ 208,572 of which $154,573 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2023, and 2022, Ms. Perry earned $150,000 each year of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2023 and 2022.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2023 and 2022.

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

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal years ended August 31, 2023, and 2022 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2023 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Reggie James*	7,982,328	0.96%

(2) Linda Perry*	7,972,579	0.96%

All Directors and Executive Officers as a Group (2 persons)	15,954,907

The officers as a group hold 1,200,000 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during fiscal 2023 and 2022 are set forth in the table below:

	2023	2022
Audit Fees (1)	$35,375	$34,500

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2023, and 2022.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2023, and 2022.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2023 and 2022, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 29, 2023	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2023	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director