Form 10-Q
period 2023-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2024-01-16
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 16, 2024	825,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2023	2023
ASSETS

CURRENT ASSETS
Cash	$10,925	$44,521
Accounts receivable, net	31,586	20,739
Prepaid expenses and other current assets	470	470
Total assets	$42,981	$65,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$714,851	$724,272
Accrued interest	1,312,921	1,189,387
Accrued compensation	1,283,436	1,313,536
Derivative liability	372,980	206,476
Loans payable, net	2,619,716	2,478,291
Officers loans payable	49,765	53,893
Convertible debentures, net	517,242	517,242
	6,870,911	6,483,097

Loan payable, net of short-term portion	27,297	27,297

TOTAL LIABILITIES	6,898,208	6,510,394

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares: 825,218,631 and 825,218,631 shares issued and outstanding	825,218	825,218
Additional paid in capital	9,813,090	9,813,090
Other comprehensive loss	36,617	51,427
Accumulated deficit	(17,532,147)	(17,136,394)

TOTAL STOCKHOLDERS' DEFICIT	$(6,855,227)	$(6,444,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,981	$65,730

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended November 30,
	2023	2022
	(Unaudited)	(Unaudited)

Revenues	$85,550	$54,531

Cost of revenues	74,339	27,078
Gross profit	11,211	27,453

Operating expenses
Sales, general and administrative	116,707	148,704
Total operating expenses	116,707	148,704
Operating loss	(105,496)	(121,251)

Other income (expenses)
Interest expense	(123,753)	(77,099)
Change in fair value of derivative liability	(166,504)	(166,320)
Total other (income) expenses, net	(290,257)	(243,419)

Net loss	$(395,753)	$(364,670)

Other comprehensive income (loss)
Foreign exchange translation	(14,810)	(35,006)
Comprehensive income (loss)	(410,563)	(399,676)

Net loss per share
Basic and diluted	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	825,218,631	787,718,631

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Three Months Ended November 30,
	2023	2022
	(Unaudited)	(Unaudited)

Series 1
Preferred stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred stock
Shares, beginning and end of period	-	-

Preferred stock
Balance, beginning and end of period	$-	$-

Common stock
Shares, beginning and end of period	825,218,631	787,718,631

Balance, beginning and end of period	$825,218	$787,718

Additional paid-in capital
Balance, beginning and end of period	$9,813,090	$9,666,590

Other comprehensive income (loss)
Balance, beginning of period	$51,427	$93,478
Other comprehensive income (loss)	(14,810)	(35,006)
Balance, end of period	$36,617	$58,472

Accumulated deficit
Balance, beginning of period	$(17,136,394)	$(16,423,311)
Net loss	(395,753)	(364,470)
Balance, end of period	$(17,532,147)	$(16,787,981)

Total Stockholders' deficit	$(6,855,227)	$(6,273,206)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three months ended
	November 30,
	2023	2022
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(395,753)	$(364,670)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	166,504	166,320

Changes in operating assets and liabilities:
Accounts receivable	(10,006)	679
Accounts payable and accrued expenses	4,604	20,909
Accrued interest	123,534	76,810
Accrued compensation	(30,100)	(15,000)

NET CASH USED IN OPERATING ACTIVITIES	(141,217)	(114,952)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable	114,400	131,876
Principal repayments loan payable	(3,405)	(2,927)
Officers loans payable	(4,128)	(7,758)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,867	121,191

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	754	39

NET INCREASE/(DECREASE) IN CASH	(33,596)	6,278

CASH - BEGINNING OF PERIOD	44,521	9,364

CASH - END OF PERIOD	10,925	15,642

Supplemental disclosures of cash flow information:
Cash paid for interest	$219	$-
Cash paid for taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.2 million at November 30, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $106,867 from financing activities during the three months ending November 30, 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – CORRECTION OF AN ERROR

The Company had recognized $49,500 of accrued expenses as a general reserve for legal fees with no identifiable law firm or vendors in fiscal 2011. No law firms or similar vendors have made a claim regarding this accrual or other legal expenses since fiscal 2011, and accordingly, the Company believes that this accrued expense was recorded in error. The error resulted in an overstatement of accounts payable and accrued expenses and accumulated deficit as of November 30, 2022. This error did not impact the Company’s consolidated statement of operations and comprehensive income and consolidated statement of cash flows. The accounts payable and accrued expenses and accumulated deficit in the accompanying consolidated statements of changes in stockholders’ deficit have been restated as of November 30, 2022, respectively, to reflect the correction of the error.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of November 30, 2023.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three months period ended November 30, 2023 and the three and nine-month periods ended November 30, 2022. During the three-month period ended November 30, 2023, the dilutive securities amounted to 172,889,284 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2023, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2023 and 2022, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2023, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of November 30, 2023 and therefore classified as Level 1 within our fair value hierarchy.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Concentration of Risks

The Company’s accounts and receivable as of November 30, 2023 and August 31, 2023 and revenues for the three-month period ended November 30, 2023 and 2022 are primarily from five customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – LOANS PAYABLE

	November 30, 2023	August 31, 2023
Loans payable	$2,647,013	$2,505,588

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $38,531 at November 30, 2023 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2023 are as follows:

2024	$2,619,716
2025	11,948
2026	12,708
2027	2,641

$2,647,013

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	November 30, 2023	August 31, 2023
Convertible notes payable	$517,242	$517,542
Unamortized debt discount	-	-
Total	$517,242	$517,542

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

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2023	August 31, 2023
Officers loans payable	$49,765	$53,893

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2023	August 31, 2023
Effective Exercise price	0.0022-0.00352	0.0045
Effective Market price	0.0044	0.009
Volatility	31.02%	40.55%
Risk-free interest	5.16%	5.18%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended November 30, 2023 is as follows:

Balance at August 31, 2023	$206,476
Changes in fair value of derivative liabilities	166,504
Balance, November 30, 2023	$372,980

NOTE 8 – ACCRUED COMPENSATION

As of November 30, 2023, and August 31, 2023, the Company owes $1,283,436 and $1,313,536, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $285 and $800.

Rental expense amounted to $3,106 and $2,058 during the three-month period ended November 30, 2023 and 2022, respectively.

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

NOTE 11 – FOREIGN OPERATIONS

As of November 30, 2023, a majority of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2023 and revenues for the nine-month period ended November 30, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$30,000	$55,550	$85,550
Total revenues	$30,000	$55,550	$85,550
Identifiable assets at November 30, 2023	$12,221	$30,760	$42,981

As of November 30, 2022, most of our revenues and assets are associated with subsidiaries located in the United Kingdom. Assets at November 30, 2022 and revenues for the nine-month period ended November 30, 2022 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$54,531	$54,531
Total revenues	$-	$54,531	$54,531
Identifiable assets at November 30, 2022	$14,057	$23,864	$37,921

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations after November 30, 2023 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

.

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

OPERATIONS OVERVIEW/OUTLOOK

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition http://www.dbmmgroup.com/wp-content/uploads/2023/07/DBMM_Creds_Deck_2023.pdf

The fourth quarter of fiscal 2023 has focused on a measured return to normalcy as businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders, that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

As stated in the MD&A's for many years since the acquisition of Digital Clarity, the operating business has always been cash flow positive, but the costs of maintaining a public company far exceed the gross profit in the audited financial statements. That was expected, following the digital business model, though many digital companies do not have any operating revenues while they build the business. The business is developed to a 'to be determined level' (TBD), with all capital infusion and revenues (if any) remaining in the growth model.

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

Though the general business sentiment is cautious, Digital Clarity has adapted its model to continually focus on areas that will allow the business to thrive as we come out of the challenging economic backdrop.

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

This will also push leaders to critically evaluate the way in which they acquire customers, including increasing their focus on the technology that helps them prioritize the right accounts. B2B companies beware, It may feel like you have fewer “in-market” accounts than in prior years, so the risk of wasting resources on accounts that won’t buy is much higher. To avoid this, double down on the ‘95-5’ rule, there will be a shift. to get in front of the 5% of in-market accounts that are ready to buy now. If not, it's inevitable that your competitors will target them first.

WHY B2B IS THE RIGHT PLACE AT THE RIGHT TIME

Just before and during the pandemic, DBMM’s operating business, Digital Clarity analyzed market data and found that there was a large market segment that was very badly served by the digital marketing sector and in particular lacked a level planning, strategy and general, good advice when it came to sales growth and brand positioning. This was the Business to Business (B2B) sector. In particular, the technology, software and software services sector (SaaS). This pivot was the model for Digital Clarity’s return to a level of normal trading against a continued volatile economic backdrop.

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

While many in the business community cite serious concerns over global economic uncertainty, B2B leaders are largely optimistic about the outlook for their organizations and the role of marketing in helping them grow.

The B2B Marketing Benchmark uncovers the trends and practices fueling this optimism: Marketing budgets are on the rise worldwide; Excitement among B2B leaders about emerging technologies like Generative AI, with growth in the adoption of creative and technical skills that will help marketers meet the demands of these emerging technologies and trends.

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

It’s been this way for quite a while giving rise to language that any B2B marketer is familiar with such as “MQLs” (marketing qualified leads) and “SQLs” (sales qualified leads), shaping how B2B marketing and sales should work together (where one hands the baton on to the other in the form of a well nurtured, warm lead) and KPIs that evaluate this linear performance (pipeline velocity, #MQLs and #SQLs, to name just three).

So established is the thinking that the world’s biggest CRM platforms are structured around this linear model of how B2B buying takes place.

DEVELOPING A STRONGER US FOOTPRINT FOR DIGITAL CLARITY IN 2024-2025

The IMF last week became the latest economics organization to declare that the US economy would power ahead, forecasting an expansion of 1.5 percent next year. This compares with IMF forecasts of 1.2 percent for the eurozone and 0.6 percent for the UK.

A critical structural factor behind the US-European divergence is the difference in the industrial composition of the economies.

2023 saw Digital Clarity have a stronger demand by prospective customers in the burgeoning B2B Tech sector and with this laser focus in the tech marketing market, Digital Clarity is well positioned to take advantage of applying its successful methodology into the largest economy in the world.

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

One of the most pronounced effects the pandemic had on B2B marketing was exponentially accelerating its transition into digital. As the business world recovers from the pandemic and returned to more traditional models, this transition has slowed down. The past year has affirmed, however, that it will not stop.

By 2025, Gartner expects 80% of B2B sales interactions between suppliers and buyers to occur in digital channels.

B2B buying behaviors have been shifting toward a buyer-centric digital model, a change that has been accelerated the past couple of years.

Digital Clarity sits at the intersection of marketing, analysis and sales growth for B2B Tech companies. Focus on digital-lead generation and qualification. The pandemic lockdown underscored how important it is to source and qualify new leads beyond the relationships you already have. It also accelerated digital-lead generation toward high-value customer segments. Traditional lead generation tactics like cold calling are being replaced or supplemented by lower-touch digital leads focused on meeting customers “where they are.” Sales should work closely with Marketing to source leads from typical digital sources (such as Google and LinkedIn), as well as from relevant third-party affiliates (such as LendingTree for mortgages, Trivago for travel, and Buyerzone for B2B services) that are becoming initial destinations for shoppers. Leaders in digital-lead generation can cost-effectively source and qualify leads as well as automate the lead-generation process to support their sales teams with higher propensity leads.

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

Digital Clarity helps companies deploy hybrid marketing models, both online and offline, that then feed into sales teams. Hybrid sales models, which are comprised of roles with a mix of both in-person and remote time with customers, are deployed by 57 percent of market-leading companies.

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

There might be data, software, automation, and analytics considerations but B2B marketing is chiefly about ROI and about creating a large top-of funnel that can be nurtured through to sales conversion. Omni-channel is also inherent in the design. Campaigns that are planned for all relevant channels are not an afterthought.

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

Digital Clarity is a specialist in many of these channels and has been for a number of years. This expertise, experience, and trust will put Digital Clarity front of mind for organizations as they seek professional consultancy.

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

Furthermore, Millennials and Gen Z B2B buyers are active information seekers. Younger buyers go to more sources and find third-party resources more impactful than vendor resources. This group is quicker to express dissatisfaction with the buying experience. 90% of younger buyers cite dissatisfaction with their vendor in at least one area compared to 71% of older buyers.  Digital is permanent and its market share growing.  That is the future.

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

Digital Clarity’s model shapes their client’s content to provide more discoverable, differentiating information, and this increases revenues.  This process is one of Digital Clarity’s competitive advantages.

Buyer enablement, or the provisioning of information to customers in a way that enables them to complete information online, like gathering information or making a purchase, is an area that Digital Clarity are helping organizations.

KEY MILESTONES

As the market conditions in the consumer market are increasing in the US, the team at Digital Clarity pivoted their business model to address the need in the B2B business sector. This is a more strategic offering for prospective customers.

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

Digital Clarity has been on a large business development path and attended various networking events in London. The events include Enterprise Cyber Security hosted at the London Stock Exchange as well as diverse events in DeFi and InsureTech.

Other examples are representative of the diversity of our client base. DBMM's approach using a client's analytics and executing an individualized model to increase ROI as the prime objective, spans a wide range of industries.

Core industry verticals for Digital Clarity include B2B, SaaS, Digital Transformation, FinTech, Unified Communication Companies and discretionary advice for professional service providers and consultants.

THE GROWTH OF DIGITAL MARKETING AND CONSULTANCY SERVICES

The marketing consulting market size is estimated to grow at a CAGR of 4.93% between now and 2027 according to reports from Technavio. As mentioned previously, there is a blurring of lines between traditional consultancy, marketing firms and advertising agencies. That said, firms like Accenture, Deloitte, IBM, KPMG, McKinsey and PwC rank among the most aggressive players in acquiring and partnering with consultancies such as Digital Clarity. The growth  represents not only an opportunity for Digital Clarity but also a prospective exit and investment opportunity.

Digital Clarity have continued to develop their Digital Consultancy and Strategy Planning offering. The forward-looking program is to be a recognized leader in this field and fulfill companies seeking Digital Transformation for their originations.

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

THE GROWTH OF DIGITAL TRANSFORMATION WORLDWIDE

The Global Digital Transformation Market size is expected to reach $1.3 billion by 2027, rising at a market growth of 20.8% CAGR during the forecast period. Digital transformation is considered as the utilization of digital technology. Digitally transformed enterprises can be flexible to the changing technological landscape and can address abrupt shifts in the industry, particularly the one created by the COVID-19 pandemic; studies show that the efficiency and rate of adaptation of digitally transformed companies to a post-pandemic era are relatively larger than conventional businesses.

Following the pandemic, a considerable surge in awareness regarding the urgent requirement for digital transformation across a majority of the industries which created some lucrative opportunities for the global market. Companies are becoming more aware of the advantages of digital transformation, particularly in the work-from-home culture that needs a business to allow the employees to easily learn, collaborate and perform organizational functions across remote locations.

THE IMPORTANCE OF STRATEGIC MARKETING CONSULTANCY

The fundamentals of marketing may not have changed, but everything else has: goals, roles, expectations, talent needs, and more. B2B marketing leaders need to navigate this new terrain and build the capabilities needed to win. Digital Clarity helps these organizations win.

Across industries, organizations are accelerating digital transformation processes for long-term growth and profitability. Yet: “53% of the organizations surveyed remain untested in the face of digital challenge and their digital transformation readiness therefore uncertain.” This report from Gartner highlights that need embraces change.

Businesses had no choice but to respond quickly to challenging conditions. Although not formally classed as ‘agile’, the twists and turns of the pandemic have required executives to innovate on the fly and collaborate to get things done. This has been compounded by working from home, which has cut out distractions and created more time for ‘deep thinking’. Regardless of headcount, a return to more stable commercial conditions shouldn’t mean running back to the standard practices and silos that previously slowed marketers down.

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

1. Discover - The first step - understand. Let's connect and see if we are the right fit.

Normally a phone call or Zoom to understand their challenges, and if there is scope for us working together.

2. Diagnose - Our diagnosis workshop helps define their goals and we discuss what’s needed to get there.

So again is either a face-to-face or a Zoom call. More in-depth. They fill in a detailed questionnaire and then we give them some exercises and get them to open up. We help them discuss their goals and objectives and what they feel the barriers are in stopping them from reaching them - .e.g. people, process, market, marketing, brand, etc.

3. Review - We take all the information, data, and objectives and build out a workable strategy. We then talk them through this game plan and how we will work with them to get there. We also can bring in people (our black book) who can get involved when there are gaps.

4. Deliver - We work with clients to implement our game plan and set clear next steps, goals, and milestones – as required.

COMPETITIVE LANDSCAPE

Digital advertising is the fastest-growing segment of the global market for advertising spending. The use of smartphones and the availability of cheap internet services are the two major factors propelling the growth prospects for this market. More than 30% of the companies are planning to spend around 75% of their advertising expenditures on digital marketing within the next five years.

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

This priority has raised the profile of marketing as companies scramble to understand the digital-first consumer. The battleground for 2024 will be about speed and agility. Now that many companies have treasure troves of data, the difference is how fast they can personalize the experience and respond to consumer behaviors. We expect to see more investment and innovation in technology infrastructure alongside marketing.

●	76% of B2B organizations use social media analytics to measure content performance.

●	By 2025, 80% of B2B sales interactions will occur on digital channels.

●	U.S. B2B business spent $2 billion in 2022, and $2.33 billion in 2023 approximately 2-5% – 4% growth in 2024

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

THE NEW NORMAL REMAINS DIGITAL

Since the pandemic, digital adoption has happened at five to ten times the projected rate.

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

Glendale Securities, Inc. is the designated Market Maker.

The SEC matter remained open even after the November 12, 2019 ALJ Dismissal regarding the cured late filings, which should have closed the matter then. This has been damaging to our investors and us and impeded our business progress. Nevertheless, our compliance continued with required timely filings. In June 2023, the SEC issued an Order Dismissing Proceedings as Release 4413 advising us that their administrative proceedings against us had been dismissed, and a Final Order issued.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011 and has been cash flow-positive as an operating company since then. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability TBD, the business will meet all stakeholder expectations.

The growth trajectory anticipated during 2023 remained deferred until the Company returned to normal business and normal trading. However, the timeframe was only the last quarter of the 2023 fiscal year. Normal trading has resumed; however, the management has used the analogy of, “It’s like turning around a yacht.” to actually return to normal business. Nevertheless, clients will benefit due to a wider range of resources, and the shareholders will benefit as the market cap grows. The media market multiple far exceeds the “old” manufacturing multiples, as digital technology and marketing has become one of fastest growing industries in the world today. The trading in our shares of common stock returned to normal on December 20, 2022 with no restrictions. The US retail marketplace of our shares of common stock was open finally to all investors. We began the process of restarting the growth infrastructure in the fourth quarter of fiscal 2023 following the Final Order of Dismissal issued on June 2, 2023.

The return to normal business is a step-by-step process now that the SEC matter is closed in our favor and all mitigating circumstances concluded to our benefit. DBMM’s place in the industry reputationally is strong, particularly for its size. The industry environment continues to grow exponentially, and digital marketing and company transformation is an essential strategy for any commercial activity, and thus has become embedded in planning.

Nevertheless, since 2020, revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues, 2) COVID-19 global slowdown with some clients pausing as lockdowns stopped and started, 3) clients needing to extend or double down lacked the resources, and 4) DBMM addressing its mitigating circumstances brought about by the SEC Matter, all of which were external events through no fault of the Company, DBMM. To address the changing environment, the business development model has evolved and, as such, Digital Clarity has earned a “seat at the table,” client by client. With precision, the revenues are turning around, increasing every quarter post-pandemic.  We are gaining clients in the US and are expecting the revenues from the US market to increase to more than our existing 30% of our revenue base.

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

We intend to settle with the holders of convertible notes to the Company’s benefit as has been historically resolved.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2023

We had $11,000 in cash and our working capital deficiency amounted to approximately $6.8 million at November 30, 2023.

During the three-month period ended November 30, 2023, we used cash in our operating activities amounting to $141,000. Our cash used in operating activities was comprised of our net loss of approximately $396,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $167,000;

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2023 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $99,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $107,000 which primarily consists of the proceeds from the issuance of notes payable.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2022

We had $16,000 in cash and our working capital deficiency amounted to $6.3 million at November 30, 2022.

During the three-month period ended November 30, 2022, we used cash in our operating activities amounting to approximately $257,000. Our cash used in operating activities was comprised of our net loss of $365,000 adjusted primarily for the following:

Change in fair value of derivative liability of $166,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended November 30, 2022 impacted our cash used in operating activity:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $83,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $121,000 which primarily consists of the proceeds from the issuance of notes payable.

RESULTS OF OPERATIONS

	Consolidated Operating Results
	For the Three-Month Period Ended
			Increase/	Increase/
	November 30,	November 30,	(Decrease)	(-) Decrease
	2023	2022	$	%
SALES	$85,550	$54,531	$31,019	57%

COST OF SALES	74,339	27,078	47,261	NM %

GROSS PROFIT	11,211	27,453	(16,242)	-59%

COSTS AND EXPENSES
Sales, general and administrative	116,707	148,704	(31,997)	-22%

TOTAL OPERATING EXPENSES	116,707	148,704	(31,997)	-22%

OPERATING LOSS	(105,496)	(121,251)	(15,755)	13%

OTHER INCOME (EXPENSE)
Interest expense	(123,753)	(77,099)	46,654	61%
Change in fair value of derivative liability	(166,504)	(166,320)	184	NM
TOTAL OTHER EXPENSES (INCOME), NET	(290,257)	(243,419)	46,838	NM

NET LOSS	$(395,753)	$(364,670)	$31,083	9%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the three-month period ended November 30, 2023 our primary sources of revenue are the Web design and advisory services and Per-Click Advertising. These primary sources amounted to 91%, and 9% of our revenues, respectively during the three-month period ended November 30, 2023.

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

The increase in our revenues during the three period ended November 30, 2023, when compared to the prior year, is due to the increased volume of services provided and new clients during fiscal 2024.

During the three-month period ended November 30, 2023, our cost of sales increased due to a greater amount of resources allocated to servicing customer needs of  new clients.

The sales, general and administrative expenses decreased during the three month period ended November 30, 2023 when compared to the prior year periods primarily as a result of decreased overhead expenses and streamlined operations.

Interest expenses during the three and six-month increased when compared to the prior year periods primarily from the increase in weighted-average interest-bearing debt in fiscal 2024 when compared to fiscal 2023.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s stock price and fluctuation in expected volatility used in the assumptions to compute its fair value at November 30, 2023 when compared to November 30, 2022.

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

	Three-month period ended November 30,
	2023	2022
Net loss	$(395,753)	$(364,670)
Interest	123,753	77,099
Change in fair value of derivative liability	(166,504)	(166,320)

EBITDA, as adjusted	$(105,496)	$(121,251)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2023. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2023 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 16, 2024

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director