Form 10-Q
period 2024-02-29
Digital Brand Media & Marketing Group, Inc.
filed 2024-04-15
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 15, 2024	825,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 29,	August 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash	$21,666	$44,521
Accounts receivable, net	26,694	20,739
Prepaid expenses and other current assets	470	470
Total assets	48,830	$65,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$658,143	$724,272
Accrued interest	1,375,760	1,189,387
Accrued compensation	1,148,077	1,313,536
Derivative liability	546,488	206,476
Loans payable, net	2,780,676	2,478,291
Officers loans payable	42,969	53,893
Convertible debentures, net	517,242	517,242
	7,069,355	6,483,097

Loan payable, net of short-term portion	24,154	27,297

TOTAL LIABILITIES	7,093,509	6,510,394

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 825,218,631 shares issued and outstanding	825,218	825,218
Additional paid in capital	9,813,090	9,813,090
Other comprehensive loss	36,617	51,427
Accumulated deficit	(17,721,599)	(17,136,394)

TOTAL STOCKHOLDERS' DEFICIT	$(7,044,679)	$(6,444,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,830	$65,730

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended February 29 and 28,		For the six-month period ended February 29 and 28,
	2024	2023	2024	2023

REVENUES	$80,784	$68,329	$166,334	$122,860

COST OF REVENUES	65,039	76,823	139,378	103,901

GROSS PROFIT	15,745	(8,494)	26,956	18,959

COSTS AND EXPENSES
Sales, general and administrative	101,605	115,546	218,312	264,250
TOTAL OPERATING EXPENSES	101,605	115,546	218,312	264,250

OPERATING LOSS	(85,860)	(124,040)	(191,356)	(245,291)

OTHER (INCOME) EXPENSE
Interest expense	88,371	78,827	212,124	155,926
Other income	-	(46,255)		(46,255)
(Gain) loss on derecognition of liabilities	(158,287)	88,784	(158,287)	88,784
Change in fair value of derivative liability	173,508	129,242	340,012	295,562
TOTAL OTHER (INCOME) EXPENSES, NET	103,592	250,598	393,849	494,017

NET INCOME (LOSS)	$(189,452)	$(374,638)	$(585,205)	$(739,308)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	-	9,185	(14,810)	(25,821)
COMPREHENSIVE LOSS	(189,452)	(365,453)	(600,015)	(765,129)

NET LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	825,218,631	790,200,249	825,218,631	788,490,690
Diluted	825,218,631	790,200,249	825,218,631	788,490,690

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	(Unaudited)	(Unaudited)
	2024	2023
		(Restated)
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares at December 1,	825,218,631	787,718,631
Transactions during the period	-	7,500,000
Shares, February 29 and 28,	825,218,631	795,218,631

Shares, September 1,	825,218,631	787,718,631
Transactions during the period	-	7,500,000
Shares, February 29 and 28,	825,218,631	795,218,631

Balance, at December 1,	$825,218	$787,718
Transactions during the period	-	7,500
Balance, February 29, and 28,	$825,218	$795,218

Balance, at September 1,	$825,218	$787,718
Transactions during the period	-	7,500
Balance, February 29, and 28,	$825,218	$795,218

Additional paid-in capital
Balance, at December 1,	$9,813,090	$9,666,590
Transactions during the period	-	157,500
Balance, February 29, and 28,	$9,813,090	$9,824,090

Additional paid-in capital
Balance, at September 1,	$9,813,090	$9,666,590
Transactions during the period	-	157,500
Balance, February 29, and 28,	$9,813,090	$9,824,090

Other Comprehensive Income (Loss)
Balance, at December 1,	$36,617	$93,478
Other comprehensive income (loss)	-	(35,006)
Balance, February 29, and 28,	$36,617	$58,472

Other Comprehensive Income (Loss)
Balance, at September 1,	$51,427	$93,478
Other comprehensive income (loss)	(14,810)	(35,006)
Balance, February 29, and 28,	$36,617	$58,472

Accumulated Deficit
Balance, at December 1,	$(17,532,147)	$(16,797,949)
Net loss	(189,452)	(364,670)
Balance, February 29, and 28,	$(17,721,599)	$(17,162,619)

Accumulated Deficit
Balance, at September 1,	$(17,136,394)	$(16,423,311)
Net loss	(585,205)	(739,308)
Balance, February 29, and 28,	$(17,721,599)	$(17,162,619)

Total Stockholders' Deficit	$(7,044,679)	$(6,484,839)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the six-month period ended February 29 and 28,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(585,205)	$(739,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	340,012	295,562
(Gain) loss on derecognition of liabilities	(158,287)	88,784

Changes in operating assets and liabilities:
Accounts receivable	(5,191)	(3,117)
Accounts payable and accrued expenses	(11,827)	15,745
Accrued interest	186,373	155,367
Accrued compensation	(47,600)	(23,800)

NET CASH USED IN OPERATING ACTIVITIES	(281,725)	(210,767)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	275,360	278,019
Principal repayments loan payable	(6,217)	(5,750)
Officer loans payable	(10,924)	(12,147)

NET CASH PROVIDED BY FINANCING ACTIVITIES	258,219	260,122

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	651	107

NET INCREASE/(DECREASE) IN CASH	(22,855)	49,462

CASH - BEGINNING OF YEAR	44,521	9,364

CASH - END OF YEAR	$21,666	$58,826

Supplemental disclosures of cash flow information:
Cash paid for interest	$219	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:
Issuance of shares of common stock under convertible debt settlement	$-	$165,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2024 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.3 million at February 29, 2024 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $258,219 from financing activities during the six months ending February 29, 2024. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – CORRECTION OF AN ERROR

The Company had recognized $49,500 of accrued expenses as a general reserve for legal fees with no identifiable law firm or vendors in fiscal 2011. No law firms or similar vendors have made a claim regarding this accrual or other legal expenses since fiscal 2011, and accordingly, the Company believes that this accrued expense was recorded in error. The error resulted in an overstatement of accounts payable and accrued expenses and accumulated deficit as of February 28, 2023. This error did not impact the Company’s consolidated statement of operations and comprehensive income and consolidated statement of cash flows. The accounts payable and accrued expenses and accumulated deficit in the accompanying consolidated statements of changes in stockholders’ deficit have been restated as of February 28, 2023, respectively, to reflect the correction of the error.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar (DBA Digital Clarity). All significant inter-company transactions are eliminated. The Company has dissolved RTG Ventures (Europe) Limited (“RTGVE”), a dormant subsidiary during November 2022 and the subsidiary was removed from the United Kingdom Companies House in January 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 29, 2024.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of February 29, 2024.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained solely on the basis of its technical merits and the statute of limitations remains open.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three months period ended February 29, 2024 and the three and six-month periods ended February 28, 2023. During the three-month period ended February 29, 2024, the dilutive securities amounted to 172,889,284 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 29, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 29, 2024 and 2023, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 29, 2024, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of February 29, 2024 and therefore classified as Level 1 within our fair value hierarchy.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control or requires net cash settlement, then the contract shall be classified as an asset or a liability.

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

Concentration of Risks

The Company’s accounts and receivable as of February 29, 2024 and August 31, 2023 and revenues for the six-month period ended February 29, 2024 and February 28, 2023 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – LOANS PAYABLE

	February 29, 2024	August 31, 2023
Loans payable	$2,804,830	$2,505,588

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $29,160 at February 29, 2024 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 29, 2024 are as follows:

2024	$2,780,676
2025	10,405
2026	11,108
2027	2,641

$2,804,830

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	February 29, 2024	August 31, 2023
Convertible notes payable	$517,242	$517,542
Unamortized debt discount	-	-
Total	$517,242	$517,542

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

NOTE 6 – OFFICERS LOANS PAYABLE

	February 29, 2024	August 31, 2023
Officers loans payable	$42,969	$53,893

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 29, 2024	August 31, 2023
Effective Exercise price	0.0022-0.00352	0.0045
Effective Market price	0.006	0.009
Volatility	66.04%	40.55%
Risk-free interest	5.00%	5.18%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six-month period ended February 29, 2024 is as follows:

Balance at August 31, 2023	$206,476
Changes in fair value of derivative liabilities	340,012
Balance, February 29, 2024	$546,488

NOTE 8 – ACCRUED COMPENSATION

As of February 29, 2024, and August 31, 2023, the Company owes $1,148,077 and $1,313,536, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10- DERECOGNITION OF LIABIILITIES

During the quarter ended February 29, 2024, the Company derecognized $158,287 of liabilities which lapsed from statute of limitations. The Company gathered the necessary documentation to ascertain the Company was no longer the obligor of such liabilities following the dissolution of  RTGVE in January 2023.  The derecognition of liabilities is recognized as a gain on the accompanying consolidated statement of operations.

During the quarter ended February 28, 2023, the Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784 during February 2023. The loss was recognized as loss on derecognition of liabilities in the accompanying consolidated statement of operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $285 and $750.

Rental expense amounted to $6,186 and $4,288 during the three-month period ended February 29, 2024 and February 28, 2023, respectively.

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

NOTE 12 – FOREIGN OPERATIONS

As of February 29, 2024, a majority of our revenues and assets are associated with a subsidiary located in the United Kingdom. Assets at February 29, 2024 and February 28, 2023 and revenues for the six-month period ended February 29, 2024 and February 28, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$107,883	$58,451	$166,334
Total revenues	$107,883	$58,451	$166,334
Identifiable assets at February 29, 2024	$20,981	$27,849	$48,830

As of February 28, 2023, most of our revenues and assets are associated with a subsidiary located in the United Kingdom. Assets at February 28, 2023 and revenues for the six-month period ended February 28, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$122,860	$122,860
Total revenues	$-	$122,860	$122,860
Identifiable assets at February 28, 2023	$51,051	$31,725	$84,778

NOTE 13 – SUBSEQUENT EVENTS

The Company has analyzed its operations after February 29, 2024 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

OPERATIONS OVERVIEW/OUTLOOK

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition http://www.dbmmgroup.com/wp-content/uploads/2024/03/DBMM_Creds_Deck_2024.2.pdf

Our return to normal business in the fourth quarter of 2023 faced challenges as the world shifted and attempted to stabilize post-COVID with mounting inflation. 2024 is focusing on a measured return to normalcy as businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

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

As the economy recovers, and the Company's mitigating circumstances have all been positively concluded, there is also an opportunity for their clients, both new and prospective, to gain a competitive advantage in the post-pandemic commercial environment. The transformation of a company guided by Digital Clarity as its digital architect demands a "seat at the table" of decision makers as the subject matter expert in the new digital landscape. Digital Clarity has earned that role. The industry as seen today and in the future is described below:

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

These data points and research is utilized by Digital Clarity to support companies in shaping their content strategy. Typically, areas that Digital Clarity help clients are:

●	Blog posts – marketers who make blogging a priority are 13x more likely to see a positive ROI for their efforts.

●	White papers – favored by 22% of business leaders, these longer research-based reports provide more in-depth information. Learn more about writing a compelling B2B marketing white paper here.

●	Short-form articles – enjoyed by 37% of execs, these have to research-based if they are to stand out.

●	Case studies – these provide buyers with reassurance further down the buying funnel and can be made sector-specific. Nearly half of all business leaders appreciate them.

●	Infographics – these have become one of the most popular content marketing tools in recent years.

●	Podcasts – increasingly popular lead generation tools with marketers looking to deliver thought leadership content to buyers on the move.

●	Videos – companies using video, experience clickthrough rates that are 27% higher and web conversion rates 34% greater than those that don’t.

●	Email – nearly eight out of 10 marketers report seeing an increase in email engagement over the past 12 months of 2022.

●	LinkedIn – generates more than 50% of all social traffic to B2B websites & blogs.

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

In the full industry context of dramatic expansion of digital footprints, there has been no direct correlation between DBMM's revenues and its share price. Economic and industry analysts have opined that the industry multiple continues to grow to, in some cases, 25-30 times revenues. DBMM will expand its client and geographic scale, thus increasing revenues. There were matters outside of DBMM's control which caused growth to be in neutral, and in 2020/21 the pandemic threw all planning into disarray. With capital infusion following the closure of the SEC review with a final order in June 2023 of the earlier dismissal standing order, 2024 will follow the model of a growing client base and geographic reach until it achieves a TBD level of profitability. We anticipate the benchmark will replicate successful industry models in digital technology, marketing and company transformation.

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

The return to normal business is a step-by-step process now that the SEC matter is closed in our favor and all mitigating circumstances concluded to our benefit. DBMM’s place in the industry reputationally is strong, particularly for its size. The industry environment continues to grow exponentially, and digital marketing and company transformation is an essential strategy for any commercial activity, and thus has become embedded in planning.  We will also expand our offering and reach through partnerships and strategic alliances.

Nevertheless, since 2020, revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues, 2) COVID-19 global slowdown with some clients pausing as lockdowns stopped and started, 3) clients needing to extend or double down lacked the resources, and 4) DBMM addressing its mitigating circumstances brought about by the SEC Matter, all of which were external events through no fault of the Company, DBMM. To address the changing environment, the business development model has evolved and, as such, Digital Clarity has earned a “seat at the table,” client by client. With precision, the revenues are turning around, increasing every quarter post-pandemic. We are gaining clients in the US and are expecting the revenues from the US market to increase.

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

SIX MONTH PERIOD ENDED FEBRUARY 29, 2024

We had $22,000 in cash and our working capital deficiency amounted to approximately $7.0 million at February 29, 2024.

During the six-month period ended February 29, 2024, we used cash in our operating activities amounting to $282,000. Our cash used in operating activities was comprised of our net loss of approximately $585,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $349,000 and gain on derecognition of liabilities of $158,000;

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 29, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $122,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $258,000 which primarily consists of the proceeds from the issuance of notes payable.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2023

We had $59,000 in cash and our working capital deficiency amounted to $6.5 million at February 28, 2023.

During the three-month period ended February 28, 2023, we used cash in our operating activities amounting to $211,000. Our cash used in operating activities was comprised of our net loss of $365,000 adjusted primarily for the following:

Change in fair value of derivative liability of $296,000;

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2023 impacted our cash used in operating activity:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of $147,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $196,000 which primarily consists of the proceeds from the issuance of notes payable.

RESULTS OF OPERATIONS

	For the Three Month Period Ended				For the Six Month Period Ended
			Increase/	Increase/			Increase/	Increase/
	February 29,	February 28,	(Decrease)	Decrease (-)	February 29,	February 28,	(Decrease)	Decrease (-)
	2024	2023	$	%	2024	2023	$	%

SALES	$80,784	$68,329	$12,455	18%	$166,334	$122,860	$43,474	35%

COST OF SALES	65,039	76,823	(11,784)	-15%	139,378	103,901	35,477	34%

GROSS PROFIT	15,745	(8,494)	24,239	-285%	26,956	18,959	7,997	42%

COSTS AND EXPENSES
Sales, general and administrative	101,605	115,546	(13,941)	-12%	218,312	264,250	(45,938)	-17%

TOTAL OPERATING EXPENSES	101,605	115,546	(13,941)	-12%	218,312	264,250	(45,938)	-17%

OPERATING LOSS	(85,860)	(124,040)	(38,180)	-31%	(191,356)	(245,291)	(53,935)	-22%

OTHER (INCOME) EXPENSE
Interest expense	88,371	78,827	9,544	12%	212,124	155,926	56,198	36%
Other income					-	(46,255)	(46,255)	-100%
(Gain) loss on derecognition of liabilities					(158,287)	88,784	(247,071)	NM
Change in fair value of derivative liability	173,508	129,242	44,266	34%	340,012	295,562	44,450	15%
TOTAL OTHER EXPENSES (INCOME), NET	261,879	208,069	53,810	NM	393,849	494,017	(100,168)	NM

NET LOSS	$(347,739)	$(332,109)	$15,630	5%	$(585,205)	$(739,308)	$(154,103)	-21%

NM: not meaningful

We currently generate revenue through our Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, Digital analytics and Advisory Services.

For the six-month period ended February 29, 2024 our primary sources of revenue are the advisory services, per-click advertising, and web design. These primary sources amounted to 72%, 29%, and 9% of our revenues, respectively during the six-month period ended February 29, 2024.

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

The increase in our revenues during the six- and three-months period ended February 29, 2024, when compared to the prior year, is due to the increased volume of services provided and new clients during fiscal 2024.

During the six- and three-month period ended February 29, 2024, our cost of sales increased due to a greater efficiency in delivering our services during fiscal 2024 while then in 2023.

The sales, general and administrative expenses decreased during the six- and three- month period ended February 29, 2024 when compared to the prior year periods primarily as a result of decreased overhead expenses and streamlined operations in fiscal 2024.

Interest expenses during the three and six-month period ended February 29, 2024 increased when compared to the prior year periods primarily from the increase in weighted-average interest-bearing debt in fiscal 2024 when compared to fiscal 2023.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at February 29, 2024 and February 28, 2023 compared to the measurement dates.

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

	For the Three Month Period Ended February 29 and February 28,		For the Six Month Period Ended February 29 and February 28,
	2024	2023	2024	2023
Net loss	(189,452)	(374,638)	(585,205)	(739,308)
Interest	88,371	78,827	212,124	155,926
Gain/loss on derecognition of liabilities	(158,287)	88,784	(158,287)	88,784
Change in fair value of derivative liability	173,508	129,242	340,012	295,562
Loss before interest, tax, depreciation, and amortization, as adjusted	(85,860)	(77,785)	(191,356)	(199,036)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2024. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2024 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 15, 2024

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director