Form 10-Q
period 2024-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2024-07-15
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 15, 2024	825,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash	$23,585	$44,521
Accounts receivable, net	11,099	20,739
Prepaid expenses and other current assets	19,196	470
Total assets	53,880	$65,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$720,081	$724,272
Accrued interest	1,475,992	1,189,387
Accrued compensation	1,130,027	1,313,536
Derivative liability	389,404	206,476
Loans payable, net	2,970,665	2,478,291
Officers loans payable	42,969	53,893
Convertible debentures, net	517,242	517,242
	7,246,380	6,483,097

Loan payable, net of short-term portion	14,105	27,297

TOTAL LIABILITIES	7,260,485	6,510,394

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 825,218,631 shares issued and outstanding	825,218	825,218
Additional paid in capital	9,813,090	9,813,090
Other comprehensive loss	(9,239)	51,427
Accumulated deficit	(17,837,669)	(17,136,394)

TOTAL STOCKHOLDERS' DEFICIT	$(7,206,605)	$(6,444,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,880	$65,730

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended May 31,		For the nine-month period ended May 31,
	2024	2023	2024	2023

REVENUES	$42,335	$98,496	$208,669	$221,356

COST OF REVENUES	72,466	81,789	211,844	185,690

GROSS PROFIT	(30,131)	16,707	(3,175)	35,666

COSTS AND EXPENSES
Sales, general and administrative	102,360	107,022	320,672	371,272
TOTAL OPERATING EXPENSES	102,360	107,022	320,672	371,272

OPERATING LOSS	(132,491)	(90,315)	(323,847)	(335,606)

OTHER (INCOME) EXPENSE
Interest expense	158,283	68,391	370,407	224,317
Other income	(17,620)	-	(17,620)	(46,255)
(Gain) loss on derecognition of liabilities	-	(15,375)	(158,287)	73,349
Change in fair value of derivative liability	(157,084)	(166,865)	182,928	128,697
TOTAL OTHER (INCOME) EXPENSES, NET	(16,421)	(113,849)	377,428	380,108

NET INCOME (LOSS)	$(116,070)	$23,534	$(701,275)	$(715,714)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(45,856)	(93,110)	(60,666)	(67,289)
COMPREHENSIVE LOSS	(161,926)	(69,576)	(761,941)	(783,003)

NET LOSS PER SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	825,218,631	795,218,631	825,218,631	788,490,690
Diluted	825,218,631	879,742,281	825,218,631	788,490,690

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	(Unaudited)	(Unaudited)
	2024	2023
		(Restated)
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares at March 1,	825,218,631	795,218,631
Transactions during the period	-	-
Shares, May 31,	825,218,631	795,218,631

Shares, September 1,	825,218,631	787,718,631
Transactions during the period	-	7,500,000
Shares, May 31,	825,218,631	795,218,631

Balance, at March 1,	$825,218	$795,218
Transactions during the period	-	-
Balance, May 31,	$825,218	$795,218

Balance, at September 1,	$825,218	$787,718
Transactions during the period	-	7,500
Balance, May 31,	$825,218	$795,218

Additional paid-in capital
Balance, at March 1,	$9,813,090	$9,824,090
Transactions during the period	-	-
Balance, May 31,	$9,813,090	$9,824,090

Additional paid-in capital
Balance, at September 1,	$9,813,090	$9,666,590
Transactions during the period	-	157,500
Balance, May 31,	$9,813,090	$9,824,090

Other Comprehensive Income (Loss)
Balance, at March 1,	$36,617	$119,299
Other comprehensive income (loss)	(45,856)	(93,110)
Balance, May 31,	$(9,239)	$26,189

Other Comprehensive Income (Loss)
Balance, at September 1,	$51,427	$93,478
Other comprehensive income (loss)	(60,666)	(67,289)
Balance, May 31,	$(9,239)	$26,189

Accumulated Deficit
Balance, at March 1,	$(17,721,599)	$(17,162,559)
Net loss	(116,070)	(23,534)
Balance, May 31,	$(17,837,669)	$(17,139,025)

Accumulated Deficit
Balance, at September 1,	$(17,136,394)	$(16,423,311)
Net loss	(701,275)	(715,714)
Balance, May 31,	$(17,837,669)	$(17,139,025)

Total Stockholders' Deficit	$(7,206,605)	$(6,491,533)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the nine-month period ended May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,275)	$(715,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	182,928	128,697
(Gain) loss on derecognition of liabilities	(158,287)	73,349

Changes in operating assets and liabilities:
Accounts receivable	10,220	334
Prepaid expenses and other assets	(17,621)	-
Accounts payable and accrued expenses	13,312	31,051
Accrued interest	286,605	237,204
Accrued compensation	(65,650)	(51,050)

NET CASH USED IN OPERATING ACTIVITIES	(449,768)	(296,129)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	445,062	337,519
Principal repayments loan payable	(6,217)	(5,895)
Officer loans payable	(10,924)	(22,554)

NET CASH PROVIDED BY FINANCING ACTIVITIES	427,921	309,070

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	911	(660)

NET INCREASE/(DECREASE) IN CASH	(20,936)	12,281

CASH - BEGINNING OF YEAR	44,521	9,364

CASH - END OF YEAR	$23,585	$21,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$219	$-
Cash paid for taxes	$-	$-

Noncash investing and financing activities:
Issuance of shares of common stock under convertible debt settlement	$-	$92,151

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2024 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2023.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.5 million at May 31, 2024 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $427,921 from financing activities during the nine months ending May 31, 2024. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – CORRECTION OF AN ERROR

The Company had recognized $49,500 of accrued expenses as a general reserve for legal fees with no identifiable law firm or vendors in fiscal 2011. No law firms or similar vendors have made a claim regarding this accrual or other legal expenses since fiscal 2011, and accordingly, the Company believes that this accrued expense was recorded in error. The error resulted in an overstatement of accounts payable and accrued expenses and accumulated deficit as of May 31, 2023. This error did not impact the Company’s consolidated statement of operations and comprehensive income and consolidated statement of cash flows. The accounts payable and accrued expenses and accumulated deficit in the accompanying consolidated statements of changes in stockholders’ deficit have been restated as of May 31, 2023, respectively, to reflect the correction of the error.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of May 31, 2024.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily consists of refundable research and development tax credit as of May 31, 2024 of approximately $18,000 which was recognized as other income in the accompanying unaudited consolidated statement of operations during the nine-month period ended May 31, 2024.

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

Nature of Services

The Company generally provides its services to companies primarily with international exposure and expects the US business to grow going forward. The Company generally provides its services ratably over the terms of the contract and bills such services at a monthly fixed rate. Some of the services are billed quarterly. The Company’s services are sold without guarantees.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three months period ended May 31, 2024 and the three and nine-month periods ended May 31, 2023. During the three-month period ended May 31, 2024, the dilutive securities amounted to 140,872,750 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2024 and 2023, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2024, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of May 31, 2024 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of May 31, 2024 and August 31, 2023 and revenues for the nine-month period ended May 31, 2024 and May 31, 2023 are primarily from four customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – LOANS PAYABLE

	May 31, 2024	August 31, 2023
Loans payable	$2,984,770	$2,505,588

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $26,100 at May 31, 2024 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2024 are as follows:

Twelve-month period ended May 31, 2025	$2,970,665
2026	12,758
2027	1,347

$2,984,770

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2024	August 31, 2023
Convertible notes payable	$517,242	$517,242
Unamortized debt discount	-	-
Total	$517,242	$517,242

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

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2024	August 31, 2023
Officers loans payable	$42,969	$53,893

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2024	August 31, 2023
Effective Exercise price	0.0027-0.00432	0.0045
Effective Market price	0.0054	0.009
Volatility	55.5%	40.55%
Risk-free interest	5.18%	5.18%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2024 is as follows:

Balance at August 31, 2023	$206,476
Changes in fair value of derivative liabilities	182,928
Balance, May 31, 2024	$389,404

NOTE 8 – ACCRUED COMPENSATION

As of May 31, 2024, and August 31, 2023, the Company owes $1,130,027 and $1,313,536, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 10 – DERECOGNITION OF LIABIILITIES

During the nine-month period ended May 31, 2024, the Company derecognized $158,287 of liabilities which lapsed from statute of limitations. The Company gathered the necessary documentation to ascertain the Company was no longer the obligor of such liabilities following the dissolution of RTGVE in January 2023. The derecognition of liabilities is recognized as a gain on the accompanying consolidated statement of operations.

During the nine-month period ended May 31, 2023, the Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784. The loss was recognized as loss on derecognition of liabilities in the accompanying consolidated statement of operations.

The Company successfully reached an agreement with one its lessors to reduce its liability by $15,435 in April 2023 which was recorded net of its loss on extinguishment of debt during the nine-month ending May 31, 2023.

The Company had recognized $49,500 of accrued expenses as a general reserve for legal fees with no identifiable law firm or vendors in fiscal 2011. No law firms or similar vendors have made a claim regarding this accrual or other legal expenses since fiscal 2011, and accordingly, the Company believes that this accrued expense was recorded in error. The error resulted in an overstatement of accounts payable and accrued expenses and accumulated deficit as of May 31, 2023. This error did not impact the Company’s consolidated statement of operations and comprehensive income and consolidated statement of cash flows. The accounts payable and accrued expenses and accumulated deficit in the accompanying consolidated statements of changes in stockholders’ deficit have been restated as of May 31, 2023, respectively, to reflect the correction of the error.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges between $285 and $750.

Rental expense amounted to $6,186 and $21,822 during the nine-month period ended May 31, 2024 and May 31, 2023, respectively.

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

NOTE 12 – FOREIGN OPERATIONS

As of May 31, 2024, a majority of our revenues and assets are associated with a subsidiary located in the United Kingdom. Assets at May 31, 2024 and May 31, 2023 and revenues for the nine-month period ended May 31, 2024 and May 31, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$120,638	$88,031	$208,669
Total revenues	$120,638	$88,031	$208,669
Identifiable assets at May 31, 2024	$13,038	$40,842	$53,880

As of May 31, 2023, most of our revenues and assets are associated with a subsidiary located in the United Kingdom. Assets at May 31, 2023 and revenues for the nine-month period ended May 31, 2023 were as follows (unaudited)

	United States	Great Britain	Total
Revenues	$-	$221,356	$221,356
Total revenues	$-	$221,356	$221,356
Identifiable assets at May 31, 2023	$7,423	$26,771	$34,194

NOTE 13 – SUBSEQUENT EVENTS

The Company has analyzed its operations after May 31, 2024 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

B2B buying behaviors have been shifting toward a buyer-centric digital model, a change that has been accelerated in the past couple of years.

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

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011 and has been cash flow-positive as an operating company since then. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability, the business will meet all stakeholder expectations.

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

Nevertheless, since 2020, revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues, 2) COVID-19 global slowdown with some clients pausing as lockdowns stopped and started, 3) clients needing to extend or double down lacked the resources, and 4) DBMM addressing its mitigating circumstances brought about by the SEC Matter, all of which were external events through no fault of the Company, DBMM. To address the changing environment, the business development model has evolved and, as such, Digital Clarity has earned a “seat at the table,” client by client. With precision, the revenues are turning around, increasing every quarter post-pandemic. We are gaining clients in the US and are expecting the revenues from the US market to increase. This outlook is tempered by short-term, temporary economic uncertainties in the UK and US which prompts existing and potential clients to reevaluate their marketing strategies. These reevaluations also come with temporary marketing budget reductions which temporarily reduced our revenues in the third quarter of 2024. We believe that revenues from existing clients will increase once concerns over the UK and US economy dissipate and business confidence is restored. Our evolution to a full-service , dynamic digital marketing management consultancy  with many moving parts, including third-party ,  strategic alliances and representation spanning US geographies  compared to the early  days of a commoditized  pay per click and search engine optimization service business will have transitional features.  Among other things, the costs of a full consultancy provide much higher revenues for longer contractual periods but entail a longer cash conversion cycle.

Several years ago, the Company received a commitment for future working capital to grow the Company in key markets. Growth capital will be directed to support a client base rebalancing and leveraging of a very dynamic, transformational, digital landscape. DC’s mantra remains the same: “ROI is our DNA.” Going forward, there will be an emphasis on investor awareness now that normal business is recommended. DBMM intends to make significant strides in aggressively broadening its brand exposure. There are investors around the globe who understand the digital marketplace and its increasing influence on commercial decisions. DBMM will be targeting new shareholders in the public market through a global digital and traditional, integrated campaign run by DC, with third parties, as required for distribution.

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

This has been a successful strategy thus far:

During fiscal year 2021 and 2023, and to a lesser extent in fiscal 2020, we successfully reached agreements with certain lenders resulting in a gain on extinguishment for loans payable which amounted to the difference between the carrying value and the revised amount of the obligations.

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

NINE MONTH PERIOD ENDED MAY 31, 2024

We had $24,000 in cash and our working capital deficiency amounted to approximately $7.2 million at May 31, 2024.

During the nine-month period ended May 31, 2024, we used cash in our operating activities amounting to $450,000. Our cash used in operating activities was comprised of our net loss of approximately $719,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $183,000 and gain on derecognition of liabilities of $158,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $234,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $428,000 which primarily consists of the proceeds from the issuance of notes payable.

NINE MONTH PERIOD ENDED MAY 31, 2023

We had $22,000 in cash and our working capital deficiency amounted to $6.5 million at May 31, 2023.

During the nine-month period ended May 31, 2023, we used cash in our operating activities amounting to $296,000. Our cash used in operating activities was comprised of our net loss of $715,000 adjusted primarily for the following:

Change in fair value of derivative liability of $129,000;

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2023 impacted our cash used in operating activities:

Accounts payable, accrued expenses, accrued interest, and accrued compensation, of $303,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $309,000 which primarily consists of the proceeds from the issuance of notes payable.

RESULTS OF OPERATIONS

	For the Three-Month Period Ended				For the Nine-Month Period Ended
			Increase/	Increase/			Increase/	Increase/
	May 31,	May 31,	(Decrease)	Decrease (-)	May 31,	May 31,	(Decrease)	Decrease (-)
	2024	2023	$	%	2024	2023	$	%

SALES	$42,335	$98,496	$(56,161)	-57%	$208,669	$221,356	$(12,687)	-6%

COST OF SALES	72,466	81,789	(9,323)	-11%	211,844	185,690	26,154	144%

GROSS PROFIT (LOSS)	(30,131)	16,707	(46,838)	-280%	(3,175)	35,666	(38,841)	-109%

COSTS AND EXPENSES
Sales, general and administrative	102,361	107,022	(4,661)	-4%	320,673	371,272	(50,600)	-14%

TOTAL OPERATING EXPENSES	102,361	107,022	(4,661)	-4%	320,673	371,272	(50,600)	-14%

OPERATING LOSS	(133,492)	(90,315)	42,177	-47%	(323,848)	(335,606)	(11,759)	-4%

OTHER (INCOME) EXPENSE
Interest expense	158,283	68,391	89,892	131%	370,407	224,317	146,090	65%
Other income	(17,620)	-	17,620	100%	(17,620)	(46,255)	(28,635)	-62%
(Gain) loss on derecognition of liabilities	-	(15,375)	(15,375)	-100%	(158,287)	73,349	(231,636)	NM
Change in fair value of derivative liability	(157,084	(166,865)	(9,781)	-6%	182,928	128,697	54,231	42%
TOTAL OTHER EXPENSES (INCOME), NET	(16,421)	(113,849)	(97,428)	-86%	377,428	380,108	(2,680)	-1%

NET LOSS	$(133,691)	$23,534)	$157,255	NM %	$(701,275)	$(715,714)	$(14,439)	-2%

NM: not meaningful

We currently generate revenue through our Advisory Services, Pay-Per-Click Advertising, Search Engine Marketing, Search Engine Optimization Services, Web Design, Social Media, and Digital analytics.

For the nine-month period ended May 31, 2024 our primary sources of revenue are advisory services, per-click advertising, and web design. These primary sources amounted to 66%, 30%, and 4% of our revenues, respectively during the nine-month period ended May 31, 2024.

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

The decrease in our revenues during the three- and nine months period ended May 31, 2024, when compared to the prior year, is due to the temporarily decreased volume of services provided to certain clients during the third quarter of fiscal 2024.

During the three- and nine-month period ended May 31, 2024, our cost of sales slightly decreased during the third quarter of fiscal 2024, as we maintained operational capacity, while they increased during the first two quarters of fiscal 2024 to provision the services rendered to our client base, commensurate with the increased revenues during that period.

The sales, general and administrative expenses decreased during the three- and nine- month period ended May 31, 2024 when compared to the prior year periods primarily as a result of decreased overhead expenses and streamlined operations in fiscal 2024.

Interest expenses during the three and nine-month period ended May 31, 2024 increased when compared to the prior year periods primarily from the increase considerations provided to a certain lender during the third quarter of 2024, with no equivalent transaction occurring in the prior year comparable periods and an increase in weighted-average interest-bearing debt in fiscal 2024 when compared to fiscal 2023.

Other income, which consists of refundable research and development tax credits decreased during the nine-month period ended May 31, 2024 primarily because of more profitable operations when compared to the prior year period. The refundable tax credit was recognized during the first quarter of fiscal 2023 while it was recognized during the third quarter of fiscal 2024, which explains the timing difference in recognizing such credit from quarter to quarter.

The change in gain or loss on derecognition of liabilities is primarily due to the timing of substantiation or transactions triggering such gains and losses. For example, during the second quarter of 2024, we derecognized liabilities amounting to $158,287 which lapsed from statute of limitations following the dissolution of RGTVE in January 2023 while during the nine-month ended May 31, 2023, we reached agreements with a lender and one of its lessors resulting in a loss approximately $88,000 and a gain of approximately $15,000 during that period.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at May 31, 2024 and May 31, 2023 compared to the measurement dates.

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

	For the Three-Month Period Ended May 31,		For the Nine-Month Period Ended May 31,
	2024	2023	2024	2023
Net (loss) income	(116,070)	23,534)	(701,275)	(715,714)
Interest	158,283	68,391	370,407	224,317
Gain/loss on derecognition of liabilities	-	(15,375)	(158,287)	73,349
Change in fair value of derivative liability	(157,084)	(166,865)	182,928	128,697
Loss before interest, tax, depreciation, and amortization, as adjusted	(114,871)	(90,315)	(306,227)	(289,351)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2024. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2024 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 15, 2024

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director