Form 10-K
period 2024-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2024-11-29
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed fiscal quarter: on August 31, 2024: $2,723,221

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 825,218,631 Outstanding as of November 29, 2024

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

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT OUR BRAND DIGITAL CLARITY (DC)

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its offices in London, England. Digital Clarity is a leading provider of marketing consulting and advisory solutions. It empowers businesses to achieve their marketing goals through strategic insights, innovative use of technologies, AI, and a framework that accelerates growth. The company has a strong track record of success in delivering tangible results as a private company, and then as a public company, Digital Clarity is at the forefront of driving marketing change to accelerate growth and create lasting value for its clients.

With a strong track record of success and a commitment to delivering tangible results, Digital Clarity is at the forefront of driving marketing change, and growth and creating lasting value for its clients. The teams’ experience in business transformation provides leading strategy, deployment, and measurement to its core market sectors including SaaS, Blockchain, Fintech, Software Sales, and Technology. Digital Clarity’s focus is on working with B2B tech leaders, delivering growth through a unique combination of leveraging its proven strategy, augmented with AI.

The Company continues to develop and roll out marketing consulting offerings from its operating base in the UK and increasing its presence in the larger markets in the US. As an example, DC has developed a footprint in California expanding to other metropolitan areas that have a focus on technology, AI and software. The intent has always been a strategy of a cash infusion to immediately correlate to build back demand and increase revenues. Growth has always been a function of available capital. Following the challenges of Brexit, a global pandemic, and external factors beyond the Company’s control, the SEC Matter was finally resolved by the Commission’s Final Order of the ALJ’s Standing Order, by Dismissal, which occurred on June 2, 2023. Fiscal year 2024 was met with economic challenges in interest rates and inflation amidst geopolitical unrest facing clients, and an evolving digital marketing landscape.

Digital Clarity remains at the forefront of driving marketing change and growth and creating lasting value for its clients that is based on a strong foundation for all stakeholders.

EMPLOYEES

As of August 31, 2024, the Company had 7 full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM's Corporate address is 845 Third Avenue, 6th Floor, New York, NY 10022. The operating headquarters is located in the UK as Stylar Ltd., trading as Digital Clarity. is on a month-to-month lease as it continues evaluating the company's growth.

ITEM 3. LEGAL PROCEEDINGS

None

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

PER SHARE MARKET PRICE DATA

The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for our common stock, as reported by PinkSheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended August 31, 2024:	High	Low
First Quarter	$0.0069	$0.0033
Second Quarter	$0.0086	$0.0015
Third Quarter	$0.0075	$0.0033
Fourth Quarter	$0.0053	$0.0019

Year Ended August 31, 2023:	High	Low
First Quarter	$0.0285	$0.0005
Second Quarter	$0.0394	$0.0088
Third Quarter	$0.015	$0.0032
Fourth Quarter	$0.0188	$0.0087

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2024 and 2023 were $0.0033 and $0.0054 per share, respectively. As of August 31, 2024, and 2023, there were 121 and 121 holders of record of our common stock, respectively.

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

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition - https://www.dbmmgroup.com/wp-content/uploads/2024/03/DBMM_Creds_Deck_2024_2.pdf.

Our return to normal business in the fourth quarter of 2023 faced challenges as the world shifted and attempted to stabilize a post-COVID environment with mounting inflation. 2024 was focused on a measured return to normalcy as businesses have faced enormous challenges over the past few years, and DBMM's operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

As stated in the MD&As for many years since the acquisition of Digital Clarity, the operating business has, in most years, been cash flow-positive, but the costs of maintaining a public company far exceed the gross profit in the audited financial statements. That was expected, following the digital business model, though many digital companies do not have any operating revenues while they build the business. The business is being developed to a “to be determined” level (TBD), with all capital infusion and revenues (if any) remaining in the growth model.

Going into the 2025 fiscal year, the Company’s mitigating circumstances have all been positively concluded. The company has returned to normal trading and is in the process of evolving into a 2025 management consultancy, which will be normal business. The transformation of a company guided by Digital Clarity as its digital architect demands a “seat at the table” of decision-makers as the subject matter experts in the new digital landscape. Digital Clarity has earned that role. The industry as seen today and in the future is described below:

2024 REALITIES TEMPERED BUDGETS AND OUTLOOK

As businesses face growing challenges from an increasingly competitive global marketplace, the importance of adopting cutting-edge technologies has never been clearer. Artificial Intelligence (AI) is emerging as one of the most powerful tools for businesses looking to optimize their marketing and sales strategies. In 2025, AI will no longer be a competitive advantage, but a necessity for businesses aiming to thrive in a fast-evolving digital economy.

Though the general business sentiment remains cautious, Digital Clarity has adapted its model to focus on areas that will allow the business to be proactive coming out of the challenging economic and political backdrop, as the external world stabilizes.

Digital Clarity has been pivoting, despite headwinds and working to build upon its experience in the B2B space and engaging with prospects in the SaaS and Tech market. This has proved useful as the company builds out its consultancy model with a strong pivot toward AI. This will only accelerate revenue-focused marketing leadership and reduce the money invested in non-hyper-targeted channels.

THE CASE FOR AI ADAPTATION IN MARKETING GOING FORWARD

As businesses face growing challenges from an increasingly competitive global marketplace, the importance of adapting cutting-edge technologies has never been clearer. Artificial Intelligence (AI) is emerging as one of the most powerful tools for businesses looking to optimize their marketing and sales strategies. In 2025, AI will no longer be a competitive advantage, but a necessity for businesses aiming to thrive in a fast-evolving digital economy.

1. The Current AI Adaptation Landscape in Marketing and Sales

AI is already transforming marketing and sales functions, allowing companies to increase efficiency, personalize customer interactions, and improve the overall customer experience. According to McKinsey, more than 56% of companies in 2023 reported using AI in at least one business function, with marketing and sales being the most common areas for implementation. McKinsey’s 2023 report highlighted that companies integrating AI into their sales strategies saw revenue growth improvements of 10-15% due to increased efficiency and enhanced customer insights.

This trend is only expected to grow. By 2025, Gartner predicts that AI will handle 80% of all customer interactions, including both marketing and sales. According to the International Data Corporation (IDC), spending on AI systems is forecast to reach $300 billion globally by 2026, with a significant portion dedicated to sales and marketing applications.

2. AI’s Critical Role in Personalization and Customer Insights

One of the most significant benefits of AI in marketing and sales is its ability to deliver personalized customer experiences at scale. Modern consumers expect interactions to be tailored to their preferences, needs, and behaviors, and AI offers a solution to meet these expectations.

AI systems can analyze vast amounts of data from various sources—social media, website behavior, purchasing history, and more—to create detailed customer profiles. This allows businesses to offer highly personalized product recommendations, targeted advertisements, and customized content. According to a report by Accenture, 91% of consumers are more likely to shop with brands that offer relevant offers and recommendations, underscoring the importance of personalization in driving revenue.

Furthermore, AI can predict future customer behaviors based on past interactions, enabling businesses to proactively address customer needs and reduce churn. As Forbes reports, predictive analytics—powered by AI—can improve sales forecasting accuracy by up to 50%, giving companies a crucial edge in planning and executing their strategies.

3. Efficiency and Cost-Effectiveness Through Automation

AI’s capacity for automation is another key driver of its importance in marketing and sales. AI tools such as chatbots, automated email marketing, and lead-scoring systems help companies streamline repetitive tasks, freeing up human resources to focus on more strategic efforts. According to Salesforce’s State of Marketing report, 84% of marketers in 2023 reported using AI to automate routine tasks, with the primary focus being on customer interactions, campaign management, and content personalization.

The cost savings that result from AI-driven automation are substantial. Deloitte has projected that AI-powered sales systems can reduce operational costs by 20% through better lead management, automated follow-ups, and more efficient sales processes. Moreover, AI tools like chatbots can handle simple customer queries at any time of the day, thus enhancing the customer experience, while reducing the need for large customer service teams.

4. Optimizing Marketing ROI and Lead Generation

AI’s ability to process and analyze data in real time can significantly improve the return on investment (ROI) of marketing campaigns. Traditional marketing methods often rely on manual data collection and interpretation, which can be time-consuming and prone to human error. AI-driven platforms, however, can assess the performance of campaigns instantly, allowing marketers to optimize their strategies on the fly.

In 2025, AI will be critical in helping companies achieve more efficient and effective lead generation. AI algorithms can identify patterns in customer data to determine which leads are most likely to convert, enabling sales teams to focus their efforts on high-potential prospects. This predictive lead scoring, combined with AI-powered marketing automation, can significantly improve lead conversion rates. According to Harvard Business Review, AI-driven lead scoring has been shown to increase sales productivity by 12%, while companies using AI in lead generation have seen a 50% improvement in lead quality.

5. AI in Content Creation and Campaign Management

Another transformative aspect of AI in marketing and sales is its potential in content creation. AI-driven tools such as GPT models and Natural Language Processing (NLP) systems can assist marketers in generating data-driven content for blogs, emails, social media, and ad copy. This content can be tailored to different customer segments based on behavioral insights, ensuring higher engagement and conversion rates.

HubSpot research reveals that companies using AI-generated content report a 30% increase in engagement metrics such as click-through rates and social media interactions. As AI-driven content generation tools continue to evolve, businesses will be able to create personalized content faster, more consistently, and at a lower cost.

AI will also revolutionize campaign management. AI algorithms can optimize campaigns in real time by adjusting factors such as ad placement, timing, and messaging based on live performance data. This enables companies to maximize their marketing budgets by focusing on strategies that yield the best results. Forrester Research predicts that by 2025, businesses using AI-driven marketing platforms will achieve a 25% improvement in marketing ROI compared to those relying on traditional methods.

6. Barriers to AI Adaptation

While the benefits of AI in marketing and sales are clear, there are still barriers to widespread adaptation. Many companies face challenges related to the integration of AI technologies, such as a lack of in-house expertise, concerns about data privacy, and significant upfront costs.

However, these challenges can be mitigated by working with experienced technology partners, investing in employee training, and prioritizing transparency in data usage. Companies that address these barriers early on will be better positioned to reap the full benefits of AI in 2025 and beyond. As PwC notes, “AI is becoming the key to transforming customer experience and business productivity. Companies that adopt AI strategically will be the leaders in their industries.”

THE TIME TO INVEST IN AI IS NOW FOR LONG-TERM BENEFIT

The future of marketing and sales lies in AI. With its ability to deliver personalized experiences, automate processes, and optimize performance, AI is set to become a cornerstone of successful business strategies by 2025. Companies that have not yet invested in AI are at risk of falling behind their competitors in a rapidly changing marketplace.

As the World Economic Forum states, “Businesses that fail to adopt AI now will likely face increasing operational inefficiencies, customer dissatisfaction, and missed opportunities as competitors leverage these technologies to gain an edge.”

2025 will be a year in which AI will shift from a competitive advantage to a basic requirement for success in marketing and sales. The time to act is now.

WHY B2B IS STILL THE RIGHT PLACE AT THE RIGHT TIME

Just before and during the pandemic, DBMM’s operating business, Digital Clarity, analyzed market data and found that there was a large market segment that was very badly served by the digital marketing sector. Planning, strategy and good advice were lacking when it came to sales growth and brand positioning. This was true for the Business to Business (B2B) sector, in particular, the technology, software and software services sector (SaaS). This pivot was the model for Digital Clarity’s return to normal business against a continued volatile economic environment.

B2B is undergoing a renaissance as business models, innovation drivers, and buyers evolved dramatically from prior decades. Now, some of the most profitable companies across the globe are B2B companies.

The B2B Marketing Benchmark uncovers the trends and practices fueling this optimism; (a) marketing budgets are on the rise worldwide; (b) B2B leaders are excited about emerging technologies like Generative AI; and (c) adaptation of creative and technical skills is growing.

Digital Clarity is well-poised to enable B2B leaders to thrive in a rapidly changing environment and to plan for the long term.

DIGITAL CLARITY EMBRACES THE FUTURE THROUGH AI

Artificial Intelligence (AI) is not just a buzzword—it’s a seismic shift in how businesses operate, especially in the realms of marketing and sales. As AI rapidly evolves, marketing organizations must embrace this transformative technology or risk becoming obsolete. The advent of AI presents a wealth of opportunities for those willing to pivot toward it, offering enhanced data analytics, automation, personalization, and decision-making tools.

In the words of Sam Altman, CEO of OpenAI and a prominent figure in the AI space, “The impact of AI will be greater than the invention of the internet or the industrial revolution.” This bold statement underscores the magnitude of the change we are witnessing. Marketing, as we know it, is on the precipice of a radical transformation. The question isn’t if AI will reshape marketing, but how agencies can harness it to drive unprecedented growth for their clients.

How Digital Clarity Remains a Leader in Marketing Strategy in the Age of AI

For over two decades, Digital Clarity has been at the forefront of marketing innovation, empowering businesses to navigate the complexities of the digital landscape and drive sales through effective strategies. From the early days of search engine marketing to the rise of social media, the team at Digital Clarity has consistently embraced cutting-edge technologies to deliver meaningful results for their clients. Their philosophy is simple: nothing happens until a sale takes place, and most sales are driven by effective marketing.

Today, as we enter the era of AI, the need for strategic marketing expertise is more crucial than ever. While AI presents incredible opportunities for automation, personalization, and data analysis, it also introduces new complexities that businesses must address. This is where Digital Clarity’s deep experience and forward-thinking approach come into play, helping companies make sense of data, AI tools, and the right strategies to integrate them into their marketing efforts.

THE NEED TO PIVOT FROM TRADITIONAL TO AI-DRIVEN MARKETING

Traditionally, marketing consultancies have relied on a combination of intuition, market research, and customer feedback to guide their strategies. While these methods have their merits, they pale in comparison to the speed, precision, and efficiency AI can offer. AI-driven marketing tools can process vast amounts of data, identify patterns, and make sense of complex customer behaviors in ways that were previously impossible.

Take customer segmentation, for instance. AI can analyze consumer behavior across numerous touchpoints—from social media interactions to purchasing habits—offering deep insights into what drives specific customer groups. This allows consultancies to create hyper-targeted campaigns that are more effective than any traditional approach. Marketing consultancy firms that pivot toward AI can thus stay ahead of the competition by offering clients personalized strategies that are both data-driven and scalable.

Moreover, AI technologies like machine learning (ML) and natural language processing (NLP) can predict future market trends, helping businesses make informed decisions about where to allocate resources. This predictive power is invaluable, allowing marketers to shift from reactive to proactive strategies.

MAKING SENSE OF BIG DATA: THE POWER OF AI IN ANALYTICS

One of the most significant challenges in modern marketing is making sense of the overwhelming amount of data that brands collect daily. According to a recent Forbes report, more than 90% of the world’s data has been generated in the last two years alone. However, much of this data remains underutilized, with companies struggling to turn it into actionable insights.

This is where AI steps in. “AI can sift through mountains of data at lightning speed, identifying insights that would take human marketers weeks, if not months, to uncover,” says Altman. AI tools such as Google Analytics, IBM Watson, and Salesforce’s Einstein are already revolutionizing how marketers understand consumer behavior and optimize campaigns. AI can assess social media sentiment, website traffic, email open rates, and any data simultaneously, offering real-time feedback on campaign performance.

However, while AI can process data and uncover insights, human marketers remain essential in interpreting these insights and turning them into creative strategies. AI is excellent at crunching numbers, but it still lacks the emotional intelligence and creativity needed to understand nuanced human experiences. Therefore, the future of marketing will likely see a harmonious partnership between AI and human marketers, where AI handles the data-heavy tasks and humans focus on creative problem-solving and customer relationship building.

PERSONALIZATION AND AUTOMATION: THE NEW ERA OF CUSTOMER ENGAGEMENT

One of the most exciting aspects of AI for marketers is the ability to hyper-personalize customer experiences. AI-powered recommendation engines, such as those used by Amazon and Netflix, have set a new standard for customer engagement. These systems can predict what customers are likely to purchase or watch next based on their past behaviors, making marketing not only more relevant but also more personal.

AI tools can also automate many of the repetitive tasks that consume marketers' time. Whether it’s automating email marketing campaigns, managing social media posts, or generating content suggestions, AI allows marketing teams to focus on strategy rather than execution. This automation can lead to significant cost savings for both consultancies and their clients, as tasks that once took hours or days can now be done in seconds.

THE ROLE OF HUMAN INTERVENTION IN AN INCREASINGLY AI-DRIVEN WORLD

Despite AI’s undeniable capabilities, human marketers are far from being replaced. While AI excels at data processing and pattern recognition, human intuition, empathy, and creativity remain crucial in building meaningful relationships with customers. As marketing teams begin to rely more on AI, the role of humans will shift from data crunchers to strategists and storytellers.

“AI might be able to tell us what people want, but it’s up to humans to decide how to connect with them in a way that resonates emotionally,” says Brian Solis, digital analyst and author. This sentiment is echoed by many in the industry who believe that AI should be seen as a tool to enhance human creativity, not replace it.

Moreover, AI is only as good as the data on which it is based. Human oversight is needed to ensure that AI-driven marketing strategies are ethical and that algorithms don’t inadvertently reinforce harmful biases. By working alongside AI, marketing consultants can leverage the best of both worlds—AI’s precision and efficiency, combined with human intuition and ethical oversight.

UPSIDE AND GROWTH: THE FUTURE OF AI IN MARKETING

The AI-driven marketing landscape presents endless opportunities for growth. According to a 2023 report by PwC, AI could contribute up to $15.7 trillion to the global economy by 2030, with marketing and advertising being two of the sectors that stand to benefit the most.

For marketing consultancies, the shift toward AI presents a chance to diversify their service offerings, create more efficient processes, and deliver higher ROI for clients. Early adopters are already seeing the benefits. A recent study by McKinsey found that businesses using AI-driven marketing solutions saw a 20-30% improvement in campaign performance, alongside significant cost reductions.

By pivoting to AI, consultancies can offer clients enhanced customer insights, personalized marketing strategies, and more effective campaign management, all while staying ahead of the competition in a rapidly evolving market.

As Sam Altman emphasized, AI represents one of the most significant technological shifts in human history. For marketing consultancies, this shift brings both challenges and opportunities. The key to thriving in this new era lies in embracing AI as a tool for innovation, efficiency, and growth, while recognizing the continued importance of human creativity and empathy.

In this brave new world, those marketing consultancies that successfully pivot toward AI will not only survive but thrive, unlocking new avenues for customer engagement, data-driven insights, and personalized marketing. The future of marketing is here, and it’s powered by AI. The question is: Are you ready to embrace it?

References

1.	McKinsey & Company. (2023). “The State of AI in 2023: Ten Years In.” McKinsey AI Report
2.	Gartner. (2023). “Gartner Predicts AI Will Handle 80% of Customer Interactions by 2025.” Gartner AI Report
3.	International Data Corporation (IDC). (2023). “Global AI Spending Forecast to Reach $300 Billion by 2026.” IDC AI Spending Report
4.	Accenture. (2023). “AI and Personalization: The Future of Customer Experience.” Accenture Personalization Report
5.	Forbes. (2023). “Predictive Analytics: The Key to Smarter Sales Forecasting.” Forbes Predictive Analytics Article
6.	Salesforce. (2023). “State of Marketing: AI’s Role in Driving Sales.” Salesforce Marketing Report
7.	Deloitte. (2023). “AI-Powered Sales: Driving Efficiency and Growth.” Deloitte AI Report
8.	HubSpot. (2023). “AI and Content Creation: Enhancing Customer Engagement.” HubSpot AI

DEVELOPING US FOOTPRINT FOR DIGITAL CLARITY IN 2025-2026

The IMF became the latest economic organization to declare that the US economy would power ahead, forecasting an expansion of 1.5 percent next year. This compares with IMF forecasts of 1.2 percent for the eurozone and 0.6 percent for the UK.

A critical structural factor behind the US-European divergence is the difference in the industrial composition of the economies.

2024 saw Digital Clarity have a stronger demand by prospective customers in the burgeoning B2B Tech sector and with this laser focus in the tech marketing market, Digital Clarity is well positioned to take advantage of applying its successful methodology into the largest economy in the world.

The US has a booming tech sector, with successful and innovative companies such as Amazon, Alphabet, and Microsoft that have no European equivalents in Europe. With the US dominating artificial intelligence, that gap is likely to widen, economists warn.

By contrast, Europe specializes in industries that are increasingly facing the threat of Chinese competition, such as electric vehicles.

With investment and expansion, the gap between the US and Europe is likely to widen further in the coming years and DC is proactively organizing its infrastructure accordingly.

IRVINE, CA, POSITIONING IS A GOOD EXAMPLE:

Irvine, California, has become a prime destination for B2B tech companies, attracting west coast businesses. This growing trend is driven by several compelling factors that make Irvine an ideal location for tech enterprises.

Irvine boasts a robust tech ecosystem, supported by the presence of over 900 high-tech companies. This includes giants in the gaming industry such as Blizzard Entertainment and Amazon Game Studios. The concentration of these companies creates a synergistic environment where businesses can thrive off each other’s innovation and talent pools. Irvine's business-friendly policies and fiscal health make it an attractive destination for tech companies. The city is consistently ranked high in financial health and fiscal strength, offering a stable and supportive environment for businesses to grow.

Talent Pool and University Hub

One of Irvine's greatest assets is its access to a highly skilled talent pool, fueled by the presence of top-tier universities. Institutions like the University of California, Irvine (UCI) contribute to a steady stream of graduates with expertise in technology, engineering, and business, providing a robust foundation for the city's innovative spirit. This dynamic talent pool is essential for businesses looking to drive forward-thinking initiatives and maintain a competitive edge.

Investment in Technology and Human Capital

Irvine has seen substantial investment from businesses, both in technology infrastructure and human capital. This commitment to fostering a conducive environment for tech growth is evident in the city's continuous support for startups and established companies alike. According to recent reports, Irvine has attracted significant venture capital funding, further solidifying its position as a leading tech hub on the West Coast.

Geographical Advantages

The geographical advantages of Irvine cannot be overstated. Its central location offers easy access to major transportation hubs, including John Wayne Airport, facilitating seamless business travel. Additionally, the city's proximity to beautiful Newport Beach provides an attractive lifestyle for professionals, enhancing the work-life balance that is critical for maintaining top talent.

Expanding Our Reach in the Tech Sector

At Digital Clarity, our focus will be on reaching out to tech and software businesses, offering them tailored digital marketing solutions that drive growth and innovation. Our services, ranging from lead generation and content creation to brand development and digital advertising strategies, are designed to meet the diverse needs of our clients. By establishing a strong presence in Irvine, we aim to forge new partnerships and strategic alliances that will propel both our clients and our company forward.

The Irvine model will serve any US tech sector location.

DEMAND FOR MARKETING CONSULTING IN NORTH AMERICA IS PREDICTED TO GROW BY 36%

The marketing consulting services segment is forecast to increase by $41.56 billion between now and 2027, with North America estimated to contribute 36% to the growth. Data from research company Technavio’s analysts have elaborately explained the regional trends, drivers, and challenges that are expected to shape the market during the forecast period. With the development of new research companies and the availability of various databases and business analytics tools, this North American region is a major contributor to the global marketing consulting market. This allows businesses to collect meaningful, useful data at a fraction of the cost that marketing consultants pay.

Additionally, the ease of scaling virtualization and automating administrative tasks dynamically will increase SaaS adoption. Due to digitalization, various businesses and organizations in this region are adopting SaaS solutions, which help improve a range of operations such as business planning, order fulfillment, and customer service. Hence, such factors are expected to drive market growth in this region during the forecast period.

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

Digital Clarity sits at the intersection of marketing, analysis and sales growth for B2B tech companies, with a focus on digital lead generation and qualification. The pandemic lockdown underscored how important it is to source and qualify new leads beyond the relationships you already have. It also accelerated digital lead generation toward high-value customer segments. Traditional lead generation tactics like cold calling are being replaced or supplemented by lower-touch digital leads focused on meeting customers “where they are.” Sales should work closely with Marketing to source leads from typical digital sources (such as Google and LinkedIn), as well as from relevant third-party affiliates (such as LendingTree for mortgages, Trivago for travel, and Buyerzone for B2B services) that are becoming initial destinations for shoppers. Leaders in digital lead generation can cost-effectively source and qualify leads as well as automate the lead-generation process to support their sales teams with higher propensity leads.

SALES ARE GOING DIGITAL, AND AI WILL BE AT THE FOREFRONT

Gartner has been quoted as saying that 80% of B2B sales interactions between suppliers and buyers will occur in digital channels by 2025.

Over the next five years, an even greater rise in digital interactions between buyers and suppliers will break traditional sales models.

The Gartner Future of Sales 2025 report predicts that by 2025, 80% of B2B sales interactions between suppliers and buyers will occur in digital channels. Chief Sales Officers (CSOs) and other senior sales leaders must accept that buying preferences have permanently changed and, as a result, so will the role of sellers.

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

DIGITAL CLARITY IS POSITIONED FOR GROWTH, AND HAS A HISTORY OF INNOVATION FROM DATA TO DECISIONS

Since its inception, Digital Clarity has built its reputation on helping clients cut through the noise and make informed decisions based on real-time data. In the early 2000s, as digital advertising began to reshape how brands reached consumers, Digital Clarity quickly saw the power of data. They were early adopters of analytics tools, helping businesses make sense of website traffic, user behavior, and campaign performance long before data-driven marketing became the industry norm.

Their team understood that raw data was meaningless without context and interpretation. By helping clients turn data into actionable insights, Digital Clarity enabled companies to make key strategic decisions that drove growth. Whether it was identifying untapped market segments, optimizing ad spend, or improving conversion rates, their data-driven approach consistently delivered results.

Buyers are more willing than ever before to spend big through remote or online sales channels, with 35 percent willing to spend $500,000 or more in a single transaction. 77% of B2B customers are also willing to spend $50,000 or more.

B2B customers now regularly use 10 or more channels to interact with suppliers.

Digital Clarity is a specialist in many of these channels and has been for a number of years. This expertise, experience, and trust will put Digital Clarity front of mind for organizations as they seek professional consultancy.

CONTENT REMAINS CENTRAL TO REVENUE GROWTH – HOW DIGITAL CLARITY WILL PLAY A KEY ROLE WITH AI IMPLEMENTATION

Creating consistent, high-quality, and relevant content is a challenge many B2B leaders face, especially with the increasing complexity of buyer journeys and the constant need for valuable insights. This is where Digital Clarity, leveraging the power of AI, can be a game-changer for B2B organizations. B2B leaders struggle with content development.

HOW DIGITAL CLARITY USES AI TO TRANSFORM CONTENT STRATEGY

Digital Clarity integrates AI to provide B2B leaders with smarter, more efficient content strategies. Here are some of the key ways AI can support content creation and enhance its effectiveness:

1. Content Generation at Scale

AI-powered platforms can help B2B marketers produce high-quality content faster than ever before. Tools powered by natural language processing (NLP) can draft blog posts, whitepapers, product descriptions, and reports based on provided topics and outlines. This allows companies to generate a large volume of content without compromising on quality.

AI can also assist in transforming raw data or technical jargon into easy-to-understand articles, which is crucial for B2B industries that deal with complex subjects like technology, finance, or manufacturing.

2. Personalized Content for Different Buyer Personas

One-size-fits-all content is no longer effective. AI helps Digital Clarity create hyper-personalized content for various B2B personas. By analyzing historical data, customer interactions, and behavioral patterns, AI can identify the pain points and preferences of specific buyer segments. This enables the creation of content that resonates deeply with individual personas at different stages of their journey.

For example, the content AI creates for a C-suite executive focused on ROI will differ from the technical content aimed at IT managers evaluating software solutions. Tailoring messaging to each persona boosts engagement and conversion rates.

3. Content Optimization Through Predictive Analytics

Content that performs well is often backed by data. AI enables Digital Clarity to harness predictive analytics to identify which topics and formats will be most engaging to the target audience. By analyzing user behavior, search trends, and engagement metrics, AI can recommend the types of content that are most likely to resonate with your audience.

For instance, AI can predict what blog topics are trending within a specific industry, helping B2B leaders stay ahead of their competitors by focusing on the most relevant issues. It also helps refine existing content for SEO, ensuring it ranks higher on search engines and attracts more organic traffic.

4. Streamlining Content Distribution

Producing content is only half the battle; ensuring it reaches the right audience is equally crucial. Digital Clarity uses AI to optimize content distribution by determining the best channels, times, and formats to share content. AI analyzes past campaign performances and audience behaviors to identify the best-performing distribution strategies, from email marketing to social media.

With AI, Digital Clarity can also automate content dissemination, saving valuable time for B2B marketers. This is particularly useful when managing multiple channels and markets, allowing for consistency and accuracy across all content touchpoints.

5. Enhanced Content Strategy with Sentiment Analysis

Understanding the sentiment behind content engagement can offer deeper insights into audience reactions. AI-powered sentiment analysis tools can scan comments, reviews, and social media interactions to gauge how your content is being perceived. By using this feedback, B2B leaders can tweak their messaging, address concerns, or double down on topics that are well-received.

For instance, if a whitepaper generates positive comments around a specific pain point, businesses can produce more in-depth content on that subject, positioning themselves as industry leaders in that space.

6. Maintaining Brand Consistency Across All Platforms

Ensuring a consistent brand voice across all content is essential in maintaining credibility and trust in the B2B world. With AI-driven tools, Digital Clarity can help B2B leaders maintain this consistency at scale. AI can check for tone, style, and brand guidelines, making sure that the content aligns with the company’s values, no matter how large the volume of output.

This is particularly beneficial for global companies where content needs to be adapted for different regions while retaining a unified brand message.

7. Faster Content Auditing and Performance Tracking

With a content library that continually grows, manually auditing content for relevance, performance, and compliance can be time-consuming. AI enables faster and more accurate content audits, assessing what content can be repurposed, updated, or removed. By automating this process, B2B leaders save valuable time and ensure their content remains relevant and optimized.

AI can also provide detailed performance reports, highlighting which pieces are generating the most leads, engagement, or sales. This data allows B2B marketers to refine their content strategy based on actual performance insights.

DIGITAL CLARITY PROVIDES AI ADVANTAGE FOR B2B LEADERS

In the rapidly evolving B2B space, content is more important than ever. But producing high-quality, relevant content consistently can be daunting without the right resources. Digital Clarity, with the help of AI, empowers B2B leaders to overcome these challenges, offering scalable, personalized, and data-driven content solutions.

By harnessing the power of AI, B2B companies can not only improve content creation but also deliver the right messages to the right people at the right time. In doing so, they build stronger relationships with prospects, position themselves as industry leaders, and ultimately drive business growth.

With AI as a strategic partner, the future of B2B content marketing is bright, efficient, and impactful.

KEY MILESTONES: PUBLIC-FACING BUSINESS DEVELOPMENT

●

DBMM’s Digital Clarity was invited by OTC Markets (OTCM) to deliver a presentation at the AI & Technology Virtual Investor Conference on October 31, 2024. All presenters were trading on QX or QB platforms with DBMM as the only Pink Current platform presenter. That fact only reinforced DBMM’s intent to uplist in the next fiscal year. The presentation and follow-up activities were intended to establish a community of presenters gathered by OTCM.

●

Reggie James (RJ) appeared as a guest on the David Meltzer podcast, Office Hours. Meltzer is the Co-founder of Sports 1 Marketing, and formerly served as CEO of the renowned Leigh Steinberg agency for sports & entertainment. It is one of the top 25 global business podcasts.

●

RJ has also been invited as a guest to speak about marketing, tech, and AI on a variety of business podcasts, including Blaine Bartlett, James Golden, and Steve Preda. These are all US-based podcasts that highlight the commitment to expansion in the US and formed a network for Digital Clarity to be the digital marketing expert. This provides an additional competitive advantage.

●	RJ attended the London Blockchain Conference, representing Digital Clarity in a world where blockchain, AI and Web3 are reshaping business.

●

With more than one-third (39%) of owners, founders and CEOs listening to podcasts, and 65% listening at least weekly (according to Forbes), RJ has launched his series of podcasts on Spotify, Apple and YouTube.

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

Digital Clarity has continued to develop its Digital Consultancy and Strategy Planning offering. The forward-looking program is to be a recognized leader in this field and fulfill companies seeking Digital Transformation for their originations. Growth will be scaled and continuing.

THE NEED FOR PROFESSIONAL CONSULTANCY AND THE OPPORTUNITY FOR MASSIVE GROWTH

With combined revenues of $13.2 billion, the marketing services units of Accenture, PwC, IBM and Deloitte sit just below WPP, Omnicom, Publicis Groupe, Interpublic, and Dentsu in Ad Age’s ranking of the 10 largest agency companies in the world. Last year, only 2 consultancies—Accenture Interactive and IBM iX—made the top 10. IBM iX was the first to break into the top 10.

Given the experience of the team, Digital Clarity’s management consultancy is in demand in the small and middle company market segments. With the recent growth in these business areas and the rise of consultancies, it is confirmation that Digital Clarity is headed in the right direction for growth for our size in the industry.

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

Following the pandemic, a considerable surge in awareness regarding the urgent requirement for digital transformation across a majority of the industries which created some lucrative opportunities for the global market. Companies are becoming more aware of the advantages of digital transformation, particularly in the hybrid culture that needs a business to allow the employees to easily learn, collaborate and perform organizational functions across remote locations.

THE IMPORTANCE OF STRATEGIC MARKETING CONSULTANCY

The fundamentals of marketing may not have changed, but everything else has: the goals, roles, expectations, talent needs, et al. B2B marketing leaders need to navigate this new terrain and build the capabilities needed to win. Digital Clarity helps these organizations win.

Across industries, organizations are accelerating digital transformation processes for long-term growth and profitability. Yet: “53% of the organizations surveyed remain untested in the face of digital challenge and their digital transformation readiness therefore uncertain.” This report from Gartner highlights the need to embrace change.

Businesses have no choice but to respond quickly to challenging conditions. Although not formally characterized as “agile,” the twists and turns of the pandemic have required executives to innovate on the fly and collaborate to get things done. Regardless of staffing, a return to more stable commercial conditions is not optimum yet. Companies are still testing the “right staffing model,” so it is a slow process, while tools like AI are moving at lightning speed.

Adobe says that Business-to-business (B2B) commerce will continue to undergo a major transformation as companies adopt the latest technologies to find new customers, improve their supply-chain efficiencies, and provide a more personalized user experience to their clientele.

Additionally, Digital Clarity has created a unique Diagnosis Workshop that helps brands identify needs as well as assess the opportunities available. The core focus is to help reduce wastage and increase results.

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

2.         We are Business-Led

Digital marketing is not a cost, but an asset. It is not a line in a spreadsheet, but an emotive force that if done right will bring real business change and growth.

3.         We are Digital Thinkers

Marketing has to be at the heart of the business. Delivering real innovation in digital marketing requires not just knowledge but authenticity, authority and bravery. We think digital. We drive results.

4.         Our Goal is to Optimize and Deliver Digital Performance

DC assists our clients in understanding their goals and objectives by using digital marketing to drive new business opportunities and retain their current customers.

DIGITAL CLARITY HAS DEVELOPED A WINNING STRATEGIC PROCESS

1. Discover – The first step - understand. Let’s connect and see if we are the right fit.

Normally a phone call or Zoom to understand a prospective client’s challenges and see if there is scope for us to work together.

2. Diagnose - Our Diagnosis Workshop helps define their goals and we discuss what’s needed to get there.

So again, it is either a face-to-face or a Zoom call. More in-depth. They fill in a detailed questionnaire and then we give them some exercises and get them to open up. We help them discuss their goals and objectives and what they feel are the barriers in stopping them from reaching them - e.g. people, process, market, marketing, brand, etc.

3. Review - We take all the information, data, and objectives and build out a workable strategy. We then talk to them through this game plan and how we will work with them to get there. We also can bring in people (our black book) who can get involved when there are gaps.

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

THE GROWTH OF B2B SOCIAL MEDIA

●         76% of B2B organizations use social media analytics to measure content performance.

●         By 2025, 80% of B2B sales interactions will occur on digital channels.

●         US B2B business spent $2 billion in 2022 and $2.33 billion in 2023, with an expected 2.5% - 4% growth in 2024.

GROWTH IN LINKEDIN ADVERTISING SET TO SOAR BEYOND 2025

Almost all B2B content marketers (96%) use LinkedIn. They also rated it as the top-performing organic platform.

Digital Clarity helps business organizations make the most of LinkedIn. We assist customers in using LinkedIn to identify future clients.

THE NEW NORMAL REMAINS DIGITAL

Since the pandemic, digital adoption has happened at 5 to 10 times the projected rate.

Lockdown periods, economic uncertainty, and loss of predictability have forced customers and businesses online in previously unseen numbers. This migration has upset the power balance, with customers now more in control of the relationship and less loyal to brands and products. Additionally, 60% of companies have seen new buying behaviors such as changes to average basket size and product interests.

Pandemic disruption caused many businesses to demand a similar level of convenience to consumers. After returning to normal, there’s no question that the new normal is digital.

GROWTH IN INVESTOR AWARENESS AND OUTREACH

We expect that, in 2025, the strategic outreach will be directed at investors around the world who understand the digital marketplace and its expanding influence on consumer decisions. DBMM will target new investors through a global digital and traditional integrated investor outreach campaign which will be run by Digital Clarity, with third parties, as required, for distribution. In all areas, the Company will act in the interests of all stakeholders.

Several years ago, the Company received a commitment for future working capital to grow the Company in key markets. Since 2024, growth capital has been directed to support a client base rebalancing and leveraging of a very dynamic, transformational, digital landscape. DC’s mantra remains the same: “ROI is our DNA.” Going forward, investor awareness has been emphasized now that normal business is evolving. DBMM intends to make significant strides in aggressively broadening its brand exposure. There are investors around the globe who understand the digital marketplace and its increasing influence on commercial decisions.

The expectations for fiscal year 2023 were to return to normal trading first, which now has occurred, and then move ahead to a scaled growth plan in multiple geographies once normal business recommenced and the SEC matter was finally closed. That is taking place. The result will benefit all stakeholders, but this evolution does not happen overnight. This process is step-by-step in order to ensure that all growth is sustainable and continuing until fully executed. Investor awareness will significantly increase globally through industry conferences, events and outreach. The digital marketing arena has no limit and will continue to grow. DC, through AI, will lead its sector and return to industry awards in the future.

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of DC in 2011, and for most years has been cash flow-positive as an operating company. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability, the business will meet all stakeholder expectations. The digital marketing arena has changed significantly since the acquisition of DC, and likewise DC is in the process of equally dramatic change.

The Company returned to normal trading in December of 2022, and concluded the SEC Matter in mid-2023 with the Final Order of Dismissal. Normal trading has resumed; however, management has used the analogy of, “It’s like turning around a yacht” in that it is still evolving what will be “normal business.” DBMM intends to fully leverage its management consultancy with a focus on AI as it will be in the “futurist market.” We fully intend to maintain our competitive advantage as the market evolves. Coincidentally, DC is balancing its recurring business with projects utilizing all the tools of AI. Clients will benefit due to a wider range of resources and revenue streams, and the shareholders will benefit as the market cap grows. We began the process of restarting the growth infrastructure in the fourth quarter of fiscal 2023 and is still in the process of being executed.

The return to normal business is a step-by-step process now that the SEC Matter is closed in our favor and all mitigating circumstances concluded to our benefit. DBMM’s place in the industry reputationally is strong, particularly for its size. The industry environment continues to grow exponentially, and digital marketing and company transformation is an essential strategy for any commercial activity, and thus has become embedded in planning. We will also expand our offering and reach through partnerships and strategic alliances, as appropriate.

Nevertheless, since 2020, DBMM revenues have slowed down temporarily due to a number of factors: 1) client uncertainty caused by Brexit trade issues; 2) Covid-19 global slowdown and UK lockdown causing some clients to pause or close entirely; 3) clients needing to extend or double down lacked the resources; and 4) DBMM was required to continue to address its mitigating circumstances until 2023. All of which were external events through no fault of the Company. To address the changing environment, the business development model has evolved and, as such, DC has earned a “seat at the table,” client by client. With precision, the revenues are sourced from recurring business and AI projects.

We are gaining clients in the US and are expecting the revenues from the US market to increase. The economic outlook is tempered by short-term, temporary uncertainties in the UK and US, which prompt existing and potential clients to reevaluate their marketing strategies. These reevaluations also come with temporary marketing budget reductions which reduced our revenues in the 3rd and 4th quarters of 2024. We believe that revenues from existing clients will increase once concerns over the UK and US economic and political situations dissipate and business confidence is restored. Our evolution to a full-service, dynamic digital marketing management consultancy with many moving parts, including third-party strategic alliances and representation spanning US geographies, is ongoing. This is a dramatic change from Digital Clarity’s early business. Pay-per-click and search engine optimization service business has been fully commoditized and is no longer part of Digital Clarity’s offering. Going forward, among other things, the costs of a full management consultancy provide much higher revenues for longer contractual periods but entail a longer cash conversion cycle. Likewise, the AI projects will be highly remunerative as development of innovative products provide for the maintenance of DC’s competitive advantage.

Most recently, Reggie James, Chief Operating Officer and Director of DBMM, and Founder and Managing Director of Digital Clarity, the flagship brand of DBMM, delivered a presentation at the AI & Technology Virtual Investor Conference. The live, online event, sponsored by OTC Markets, was by invitation only and brought together selected visionary leaders in Artificial Intelligence and Technology to share insights about their respective companies’ approach to the subject matter. James took a pragmatic, hands-on, heartfelt approach, which captured the attention of investors, shareholders, clients old and new, and fellow presenters alike. Many subsequent follow-up activities are underway. The outreach will continue as that is an intended positive aspect of the conference.

The event provided a high-visibility platform, which James used to full advantage, outlining a promising growth trajectory for Digital Clarity that left a strong impression on attendees. Action plan and follow-up activities continue. The actual presentation is available by visiting https://www.dbmmgroup.com/wp-content/uploads/2024/11/LINK-OTCM_DBMM.pdf.

Coincidentally and as a priority, investor awareness will finally become global with like-minded people, and it is anticipated that it will grow exponentially.

COMPANY INITIATIVES TO REMOVE CERTAIN AGED DEBT

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

Fiscal Year 2024

We had $49,000 in cash and our working capital deficiency amounted to approximately $7.4 million at August 31, 2024.

During fiscal 2024, we used cash in our operating activities amounting to $569,000. Our cash used in operating activities was comprised of our net loss of $892,000 adjusted primarily for the following:

Change in fair value of derivative liability of $16,000 and loss on extinguishment of debt of $158,000.

Additionally, the following variations in operating assets and liabilities during fiscal 2024 impacted on our cash used in operating activity: - to

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $454,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $576,000 which primarily consists of the proceeds from the issuance of loans payable.

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

The Company has outstanding loans and convertible notes payable aggregating $3.7 million at August 31, 2023 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $471,000 from financing activities during fiscal 2023. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for fiscal 2024 and 2023

	For the Years Ended
			Increase/	Increase/
	August 31,	August 31,	(Decrease)	(-)Decrease
	2024	2023	$	%

SALES	$237,868	$309,644	$(71,776)	(23)%

COST OF SALES	234,601	260,774	(26,173)	(10)%

GROSS PROFIT	3,267	48,870	(45,603)	(93)%

COSTS AND EXPENSES
Sales, general and administrative	465,174	463,694	1,480	06%

OPERATING INCOME (LOSS)	(461,907)	(414,824)	47,083	11%

OTHER (INCOME) EXPENSE
Interest expense	606,984	313,235	293,749	94%
Other income	(34,778)	(46,255)	(11,477)	25%
Loss (gain) on extinguishment of debt	(158,287)	73,349	(231,636)	NM
Change in fair value of derivative liability	169,316	(42,070)	211,386	NM
TOTAL OTHER EXPENSE	538,235	298,259	284,976	96%

NET LOSS	$(1,048,142)	$(713,083)	$178,959	25%

NM: not meaningful

Our primary sources of revenue are Digital Analytics and Advisory Services.

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company enters into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Geopolitical conflicts and uncertainties as well as risks of recession, high inflation alongside energy costs, and interest rate rises and means global conditions remained challenging going into 2024.

The decrease in our revenues during fiscal 2024, when compared to the prior year, is due to the temporarily decreased volume of services provided to certain clients during the second half of fiscal 2024. We believe that our revenues will increase in fiscal 2025 when compared to 2024.

Our cost of sales slightly decreased during 2024, as we maintained operational capacity, to provide the services rendered to our client base.

The sales, general and administrative expenses, remained at comparable levels between fiscal 2024 and 2023

Interest expenses increased primarily from the considerations provided pursuant to its financing activities during 2024 with no equivalent transactions occurring in 2023 and an increase in weighted-average interest-bearing debt in fiscal 2024 when compared to fiscal 2023.

Other income, which consists of refundable research and development tax credits is substantially at the same level in fiscal 2024 and 2023

The change in gain or loss on derecognition of liabilities is primarily due to the timing of substantiation or transactions triggering such gains and losses. For example, during 2024, we derecognized liabilities amounting to $158,287 which lapsed from statute of limitations following the dissolution of RGTVE in January 2023 while during fiscal 2023, we reached agreements with a lender and one of our lessors resulting in a loss approximately $88,000 and a gain of approximately $15,000 during that period.

The change in fair value of derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at August 31, 2024 and 2023 compared to the measurement dates.

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

	Fiscal
	2024	2023
Net loss	$(1,045,142)	$(713,083)
Interest	606,984	313,235
Loss on extinguishment of debt	(158,287)	73,349
Change in fair value of derivative liability	169,316	(42,070)

EBITDA, as adjusted	$(427,129)	$(368,569)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc.  (the Company) as of August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the derivative liability. To evaluate the appropriateness of the estimates used by the derivative specialist, we examined and evaluated the inputs the specialist used in calculating the value of the derivatives.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

November 29, 2024

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash	$49,815	$44,521
Accounts receivable, net	11,010	20,739
Prepaid expenses and other current assets	592	470
Total current assets	61,417	65,730

TOTAL ASSETS	$61,417	$65,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$812,483	$724,272
Accrued interest	1,606,522	1,189,387
Accrued compensation	1,109,178	1,313,536
Derivative liability	375,792	206,476
Loans payable, net	3,161,226	2,478,291
Officers loans payable	46,040	53,893
Convertible debentures, net	517,242	517,242
	7,628,483	6,483,097

Loan payable, net of short-term portion	14,105	27,297

TOTAL LIABILITIES	7,642,588	6,510,394

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 825,218,631, and 787,718,631, shares issued and outstanding	825,218	825,218
Additional paid in capital	9,813,090	9,813,090
Other comprehensive loss	(39,938)	51,427
Accumulated deficit	(18,181,536)	(17,136,394)

TOTAL STOCKHOLDERS' DEFICIT	$(7,581,171)	$(6,444,664)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,417	$65,730

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	August 31, 2024	August 31, 2023

REVENUES	$237,868	$309,644

COST OF REVENUES	234,601	260,774

GROSS PROFIT	3,267	48,870

COSTS AND EXPENSES
Sales, general and administrative	465,174	463,694
TOTAL OPERATING EXPENSES	465,174	463,694

OPERATING LOSS	(461,907)	(414,824)

OTHER (INCOME) EXPENSE
Interest expense	606,984	313,235
Other income	(34,778)	(46,255)
(Gain) loss on derecognition of liabilities	(158,287)	73,349
Change in fair value of derivative liability	169,316	(42,070)
TOTAL OTHER (INCOME) EXPENSES	583,235	298,259

NET LOSS	$(1,045,142)	$(713,083)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	(91,365)	(42,051)
COMPREHENSIVE LOSS	(1,136,507)	(755,134)

NET LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	825,218,631	797,252,878

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	For the Year Ended August 31,
	2024	2023

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	825,218,631	787,718,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	37,500,000
Shares, end of period	$825,218,631	$825,218,631

Balance, beginning of period	$825,218	$787,718
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	37,500
Balance, end of period	$825,218	$825,218

Additional paid-in capital
Balance, beginning of period	$9,813,090	$9,666,590
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	146,500
Balance, end of period	$9,813,090	$9,813,090

Other Comprehensive Income (Loss)
Balance, beginning of period	$51,427	$93,478)
Other comprehensive income (loss)	(91,365)	(42,051)
Balance, end of period	$(39,958)	$51,427

Accumulated Deficit
Balance, beginning of period	$(17,136,394)	$(16,423,311)
Net loss	(1,045,142)	(713,083)
Balance, end of period	$(18,181,536)	$(17,136,394)

Total Stockholders' Deficit	$(7,581,171)	$(6,444,664)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31,	August 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,045,142)	$(713,083)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,420
Change in fair value of derivative liability	169,316	(42,070)
(Gain) loss on derecognition of liabilities	(158,287)	73,349

Changes in operating assets and liabilities:
Accounts receivable	10,788	505
Accounts payable and accrued expenses	123,425	(5,485)
Accrued interest	417,135	312,179
Accrued compensation	(86,499)	(63,600)

NET CASH USED IN OPERATING ACTIVITIES	(569,264)	(436,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	596,817	508,113
Officer loans payable	(13,112)	(11,669)
Principal repayments loans payable	(7,853)	(25,276)

NET CASH PROVIDED BY FINANCING ACTIVITIES	575,852	471,168

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	(1,294)	774

NET INCREASE/(DECREASE) IN CASH	5,294	35,157

CASH - BEGINNING OF PERIOD	44,521	9,364

CASH - END OF PERIOD	49,815	44,521

Supplemental disclosures of cash flow information:
Cash paid for interest	$784	$1,056
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares of common stock pursuant to debt inducement	$-	$19,000
Issuance of shares of common stock to settled certain aged convertible debt	-	76,216

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

Digital Clarity is the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its offices in London, England. Digital Clarity is a leading provider of marketing consulting and advisory solutions. It empowers businesses to achieve their marketing goals through strategic insights, innovative use of technologies, AI, and a framework that accelerates growth. The company has a strong track record of success in delivering tangible results as a private company, and then as a public company, Digital Clarity is at the forefront of driving marketing change to accelerate growth and create lasting value for its clients.

With a strong track record of success and a commitment to delivering tangible results, Digital Clarity is at the forefront of driving marketing change, and growth and creating lasting value for its clients. The teams’ experience in business transformation provides leading strategy, deployment, and measurement to its core market sectors including SaaS, Blockchain, Fintech, Software Sales, and Technology. Digital Clarity’s focus is on working with B2B tech leaders, delivering growth through a unique combination of leveraging its proven strategy, augmented with AI.

The Company continues to develop and roll out marketing consulting offerings from its operating base in the UK and increasing its presence in the larger markets in the US. As an example, DC has developed a footprint in California expanding to other metropolitan areas that have a focus on technology, AI and software. The intent has always been a strategy of a cash infusion to immediately correlate to build back demand and increase revenues. Growth has always been a function of available capital.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.7 million at August 31, 2024 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $576,000 from financing activities during fiscal 2024. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar Ltd. All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2024 or 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2024 and 2023, the Company recognized $0 as the allowance for doubtful accounts.

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

Nature of Services

The Company generally provides its services to companies with international exposure and expects the US business to grow going forward. The Company generally provides its services ratably over the terms of the contract and bills such services at a monthly fixed rate. Some of the services are billed quarterly. The Company’s services are sold without guarantees.

Significant Judgments

Our contracts with customers sometimes include promises to provide multiple services to a customer. Determining whether services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine Standalone Selling Price (SSP) for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately, including set-up services, monthly search advertising services, and monthly optimization and management.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized after invoicing.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Advertising Costs

Advertising costs, which are included in the cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $10,345 and $13,729, during fiscal 2024 and 2023, respectively.

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

Income Taxes

The Company follows the provisions of the ASC 740 -10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely of its technical merits and the statute of limitations remains open.

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share are calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for fiscal 2024 and 2023. The dilutive securities amounted to 140,872,750 and 84,523,650 shares of common stock and related to convertible notes as of August 31, 2024.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2024, and 2023, except for its derivative liability which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of August 31, 2024 and 2023 and therefore classified as Level 1 within our fair value hierarchy.

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

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control, could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

Customer Concentration

Three of the Company's customers accounted for approximately 100% of its accounts receivable at August 31, 2024 and 2023. revenues during fiscal 2024 and 2023, respectively. Five and six of the Company’s customers accounted for 97% and 100% of its revenues during fiscal 2024 and 2023, respectively.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – LOANS PAYABLE

	August 31,
	2024	2023
Loans payable	$3,161,226	$2,505,588

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $26,100 at August 31, 2024, bears interest at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2022. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2024 are as follows:

Year ended August 31,
2025	$3,161,226
2026	12,758
2027	1,347
$3,175,331

NOTE 4 – CONVERTIBLE DEBENTURES

At August 31, 2024, and August 31, 2023 convertible debentures consisted of the following:

	August 31,
	2024	2023
Convertible notes payable	$517,242	$517,242

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

NOTE 5 – OFFICERS LOANS PAYABLE

	August 31,
	2024	2023
Officers loans payable	$46,040	$53,893

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 6 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

Years Ended August 31
	2024	2023
Effective Exercise price	0.0032-0.01	0.0045-0.01
Effective Market price	0.0016-0.005	0.009-0.013
Volatility	41-77%	41-77%
Risk-free interest	4.38-5.18%	4.74-5.18%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during fiscal 2024 and 2023 are as follows:

Balance at September 1, 2022	$281,932
Reclassification of liability contracts	(33,386)
Changes in fair value of derivative liabilities	(42,070)
Balance, August 31, 2023	$206,476

Changes in fair value of derivative liabilities	169,316
Balance, August 31, 2024	$375,792

NOTE 7 – ACCRUED COMPENSATION

The Company owes $1,109,178 and $1,313,536 as of August 31, 2024 and 2023, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

The Company successfully reached an agreement with a holder of convertible in consideration of 7,500,000 shares of the Company’s common stock during February 2023.

NOTE 9 – DERECOGNITION OF LIABILITIES

During fiscal 2024, the Company derecognized $158,287 of liabilities which lapsed from statute of limitations. The Company gathered the necessary documentation to ascertain the Company was no longer the obligor of such liabilities following the dissolution of RTGVE in January 2023. The derecognition of liabilities is recognized as a gain on the accompanying consolidated statement of operations.

During fiscal 2023, the Company successfully reached an agreement with a holder of convertible debentures aggregating $76,216 in principal and interest and derivative liabilities in consideration of 7,500,000 shares of the Company’s common stock, which generated a loss on extinguishment of debt of $88,784. The loss was recognized as loss on derecognition of liabilities in the accompanying consolidated statement of operations.

The Company successfully reached an agreement with one of its lessors to reduce its liability by $15,435 which was recorded net of its loss on extinguishment of debt during fiscal 2023.

NOTE 10 – OTHER INCOME

The Company received tax credits of $46,255 and $98,265 related to expenses incurred in the United Kingdom local governmental entity during fiscal 2024 and 2023, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges is less than $1,000.

Total rental expense amounted to $9,172, and $26,781 during fiscal 2024 and 2023, respectively.

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

NOTE 12 – INCOME TAXES

For the years ended August 31, 2024, and 2023, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits are expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2024	2023
Benefit computed at statutory rate	$187,000	$150,000
State tax (benefit), net of federal affect	39,000	31,000
Increase in valuation allowance	(226,000)	(181,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax totaling purposes approximately $8.1 million at August 31, 2024. A significant portion of these carryforwards is subject to annual limitations due to “equity structure shifts” or “owner shifts” involving “five percent shareholders” (as defined in the Internal Revenue Code) which results in a more than fifty percent change in ownership.

The net deferral tax asset is as follows:

	Years Ended August 31
	2024	2023
Net operating loss carry-forward	$2,045,000	$1,845,000
Accrued compensation and other liabilities	337,000	333,000
Valuation allowance	(2,382,000)	(2,178,000)
Net deferred tax asset	$-	$-

NOTE 13 – FOREIGN OPERATIONS

As of August 31, 2024, a majority of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues	$115,684	$122,184	$237,868
Total revenues	115,684	122,184	237,868
Identifiable assets at August 31, 2024	7,465	53,952	61,417

As of August 31, 2023, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2023, were as follows:

	United States	Great Britain	Total
Revenues	$-	$309,644	$309,644
Total revenues	-	309,644	309,644
Identifiable assets at August 31, 2023	7,289	58,186	65,730

NOTE 14 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2024, through the date these financial statements were issued, and has determined that it does not have any material subsequent events requiring disclosure or accrual.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2024. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2024, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting as required under item 308(a) of Regulations S-K in our Annual Report on Form 10-K, filed with the commission for the year ended August 31, 2023 was effective.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2024 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2024, with respect to our directors and executive officers.

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

The following is a brief account of the business experience of each of our Directors and Executive Officers:

Reggie James – As of April 1, 2011, Mr. Reggie James oversees all critical aspects of the acquired operating business and flagship brand of the public company which has received numerous industry awards and recognition in the industry for their innovative and impactful services. Mr. James has been involved in the commercial element of the internet since its inception and has been instrumental in driving forward business models that are commonplace today. Previously he founded and sold three start-up entrepreneurial ventures. The sale of Digital Clarity to DBMM, a public company, is the next stage of leadership.

A well-equipped leader, trained as a serial entrepreneur from experience, Mr. James established products for Ziff Davis, AltaVista and Yahoo! Each success has been a defining force in shaping and evolving digital media landscapes, which connect the early digital disruptions he designed to current AI and technology, driving the next stage of development.

Linda Perry – Ms. Linda Perry is currently Principal Executive Officer, Principal Financial Officer and an Executive Director. She has had an extensive career in global and entrepreneurial businesses. Ms. Perry consults to the boards of directors of several Fortune 50 companies globally and is industry agnostic. While living in Europe, she was the senior advisor to the Board of Directors of The Balli Group, where her role was to integrate the acquisition of Klockner & Co. The acquisition resulted in the creation of the world’s largest steel, multi-metal, distribution, and trading company. Prior to that, she was appointed a director and a member of the Executive Committee of Churchill Insurance Group, Plc., a division of the Credit Suisse Group. The Company was reorganized and sold within the industry for £2.3 billion GBP. She was a senior executive at ExxonMobil Corporation holding senior management positions with global responsibility in finance, marketing, and organization (described as corporate governance, management succession and executive compensation.) The latter role was under the aegis of the Board of Directors, entitled Compensation, Organization and Executive Development Committee/COED, of which she was a member. Ms. Perry holds an MBA from Harvard University. She has been a visiting lecturer/professor at IMD, Lausanne, Switzerland, INSEAD, Fontainebleau, France and the Stern School of Business at New York University throughout her career.

We believe that all our directors are qualified to serve on our board of directors based on their experience and their diversity of background.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2024 and 2023. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and to persons performing similar functions. A copy of our Code of Ethics was previously filed as an Exhibit to our annual report on Form 10-KSB for the year ended August 31, 2004. A copy of our Code of Ethics will be provided to any person requesting the same without charge. To request a copy of our Code of Ethics please make a written request to DBMM.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during the years ended August 31, 2023 or 2022, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2024	$163,219	(1)	-	-	-	-	-	-	$163,219
Executive Director	2023	$192,101	(2)	-	-	-	-	-	-	$192,101

Linda Perry	2024	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2023	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2024, Mr. James earned $ 163,219 of which $109,219 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2023, Mr. James earned $ 208,572 of which $154,573 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2024, and 2023, Ms. Perry earned $150,000 each year, of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2024 and 2023.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2024 and 2023.

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

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal years ended August 31, 2024, and 2023 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2024 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name of Beneficial Owner and/or Beneficially Own Shares of Restricted Common Stock percentage owned:

(1) Reggie James*	7,982,328	Less than 1%

(2) Linda Perry*	7,972,579	Less than 1%

All Directors and Executive Officers as a Group (2 persons)	15,954,907

The officers as a group hold 1,200,000 Restricted Preferred Shares, under the designation terms of Preferred Stock-Series 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during fiscal 2024 and 2023 are set forth in the table below:

	2024	2023
Audit Fees (1)	$38,225	$35,375

(1)

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2024, and 2023.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2024, and 2023.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2024 and 2023, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 29, 2024	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2024	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director