Form 10-Q
period 2024-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2025-01-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 14, 2025	825,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2024	2024
ASSETS

CURRENT ASSETS
Cash	$26,688	$49,815
Accounts receivable, net	9,249	11,010
Prepaid expenses and other current assets	614	592
Total assets	36,551	$61,417

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$891,939	$812,483
Accrued interest	1,732,587	1,606,522
Accrued compensation	1,106,428	1,109,178
Derivative liability	410,142	375,792
Loans payable, net	3,227,706	3,161,226
Officers loans payable	42,969	46,040
Convertible debentures, net	517,242	517,242
	7,929,013	7,628,483

Loan payable, net of short-term portion	12,071	14,105

TOTAL LIABILITIES	7,941,084	7,642,588

STOCKHOLDERS' DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 825,218,631 shares issued and outstanding	825,218	825,218
Additional paid in capital	9,813,090	9,813,090
Other comprehensive loss	(8,286)	(39,938)
Accumulated deficit	(18,536,550)	(18,181,536)

TOTAL STOCKHOLDERS' DEFICIT	$(7,904,533)	$(7,581,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,551	$61,417

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)
	For the three-months ended
	November 30, 2024	November 30, 2023

Revenues	$28,973	$85,550

Cost of revenues	22,236	74,339

Gross profit	6,737	11,211

Costs and expenses
Sales, general and administrative	135,480	116,707
Total operating expenses	135,480	116,707

Operating loss	(128,743)	(105,496)

Other (income) expenses
Interest expense	191,921	123,753
Change in fair value of derivative liability	34,350	166,504
Total other (income) expenses	226,271	290,257

Net loss	$(355,014)	$(395,753)

Other comprehensive loss
Foreign exchange translation	31,652	(14,810)
Comprehensive loss	(323,362)	(410,563)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
Basic and diluted	825,218,631	825,218,631

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three-month period ended November 30, 2024 and 2023

	(Unaudited)	(Unaudited)
	2024	2023
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Balance, beginning and end of period	825,218,631	795,218,631
Transactions during the period	-	-
Shares, May 31,	825,218,631	795,218,631

Balance, beginning and end of period	$825,218	$825,218

Additional paid-in capital
Balance, beginning and end of period	$9,813,090	$9,813,090

Other Comprehensive Income (Loss)
Balance, beginning of period	$(39,938)	$51,427
Other comprehensive income (loss)	31,652	(14,810)
Balance, end of period	$(8,286)	$36,617

Accumulated Deficit
Balance, beginning of period	$(18,181,536)	$(17,136,394)
Net loss	(355,014)	(395,753)
Balance, end of period	$(18,536,550)	$(17,532,147)

Total Stockholders' Deficit	$(7,904,533)	$(6,855,227)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the three-month period ended November 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(355,014)	$(395,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	34,350	166,504

Changes in operating assets and liabilities:
Accounts receivable	1,430	(10,006)
Accounts payable and accrued expenses	70,241	4,604
Accrued interest	126,065	123,534
Accrued compensation	(2,750)	(30,100)

NET CASH USED IN OPERATING ACTIVITIES	(125,678)	(141,217)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	109,650	114,400
Principal repayments loan payable	(3,240)	(3,405)
Officer loans payable	(3,071)	(4,128)

NET CASH PROVIDED BY FINANCING ACTIVITIES	103,339	106,867

Effect of variation of exchange rate of cash held in foreign currency	(788)	754

NET INCREASE/(DECREASE) IN CASH	(23,127)	(33,596)

Cash – beginning or period	49,815	44,521

Cash – end of period	$26,668	$10,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$156	$219
Cash paid for taxes	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.7 million at November 30, 2024 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $103,339 from financing activities during the three months ending November 30, 2024. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Stylar Ltd. All significant inter-company transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2024.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of August 31 and November 30, 2024.

Revenue Recognition

Revenue is recognized upon transfer of control of promised or services to customers in an amount that reflects the consideration we expect to receive in exchange for those services. We enter into contracts that can include various combinations of services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized as net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three-month ended November 30, 2024 and 2023. The dilutive securities amounted to 845,236,498 and 172,889,284 shares of common stock and related to convertible notes as of November 30, 2024 and 2023, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2024, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2024 and 2023, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2024, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of November 30, 2024 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of November 30 and August 31, 2024 and revenues for the three-month period ended November 30, 2024 and 2023 are primarily from two customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (“ASU 2023-07”), in November 2023.  ASU 2023-07 is effective with our interim reporting as of and for the period ended February 28, 2025. ASU 2023-07 improves reportable segments disclosures, such as disclosing significant expenses, general information about its segment, and segment profit or loss and assets.

NOTE 3 – LOANS PAYABLE

	November 30, 2024	August 31, 2024
Loans payable	$3,239,777	$3,175,331

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $19,769 at November 30, 2024 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2024 are as follows:

Twelve-month period ended November 30, 2025	$3,227,706
2026	10,951
2027	1,120

$3,239,777

NOTE 4 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	November 30, 2024	August 31, 2024
Convertible notes payable	$517,242	$517,242
Unamortized debt discount	-	-
Total	$517,242	$517,242

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

NOTE 5 – OFFICERS LOANS PAYABLE

	November 30, 2024	August 31, 2024
Officers loans payable	$42,969	$46,040

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 6 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2024	August 31, 2024
Effective Exercise price	0.0045	0.0032
Effective Market price	0.009	0.0016
Volatility	75%	41%
Risk-free interest	4.3%	4.38%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended November 30, 2024 is as follows:

Balance at August 31, 2024	$375,792
Changes in fair value of derivative liabilities	34,350
Balance, November 30, 2024	$410,142

NOTE 7 – ACCRUED COMPENSATION

As of November 30, 2024, and August 31, 2024, the Company owes $1,106,428 and $1,109,178, respectively, in accrued compensation and expenses to certain directors. The amounts are non-interest bearing.

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

NOTE 10 – FOREIGN OPERATIONS

As of November 30, 2024, a majority of our revenues and assets are associated with a subsidiary located in the United Kingdom. Assets at November 30, 2024 and August November 30, 2023 and revenues for the three-month period ended November 30, 2024 and November 30, 2023 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$7,755	$21,218	$28,973
Total revenues	$7,755	$21,218	$28,973
Identifiable assets at November 30, 2024	$22,020	$14,531	$36,551

Assets at November 30, 2023 and revenues for the three-month period ended November 30, 2023 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$30,000	$55,550	$85,550
Total revenues	$30,000	$55,550	$85,550
Identifiable assets at November 30, 2023	$12,221	$30,760	$42,981

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations after November 30, 2024 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

FINANCIAL OVERVIEW/OUTLOOK

DBMM has been honing its commercial model since the acquisition of Digital Clarity (“DC”) in 2011, and for most years has been cash flow-positive as an operating company. Unfortunately, external events outside of DBMM’s control have precluded the growth expected to this point; however, its margins of 35-50% are accurate. Aspirationally, when the Company reaches appropriate scale and profitability, the business will meet all stakeholder expectations. The digital marketing arena has changed significantly since the acquisition of DC, and likewise DC is in the process of equally dramatic change.

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

As discussed above, and in summary, DBMM is reporting on its 1Q2025 having spent the 2024 fiscal year evolving from a highly commoditized digital marketing offering, to a management consultancy focused on AI products, many proprietary, to optimize a client’s reach, ROI and competitive advantage. Digital Clarity, as DBMM’s brand and flagship for all (new) products and services associated with AI will be sustainable as an essential component of the C-Suite.

The Company has shared that pivoting from old to new business model required eliminating much of old business revenue streams which were eroding as a matter of design, as total concentrated focus has been required to pivot through new product beta testing, drilling down and ensuring sustainability.

DBMM, has stated it intends fiscal year 2025 to be its best year ever, for its flagship and brand, Digital Clarity. The pivot required a much bigger and bolder approach driven by a unique hybrid delivery that augments skilled and seasoned marketing consultancy experience, with data and strategy. The futuristic strategy is accelerated by a sophisticated AI stack which transforms into a proprietary, standalone technology (Digital Clarity Intelligence Engine) as outlined at the aforementioned OTC Markets AI & Technology Conference in late-2024. The execution is taking place in fiscal year-2025.

Therefore the 2025 milestone remains conservative compared to the years following as the revenues follow development testing and market readiness in first quarter of 2025. But even with the truncated revenue period remaining, Digital Clarity confidently has forecast over $1 million in revenue for this fiscal year ending August 31, 2025. As stated in the 10-K outlook , 2025 will be DBMM’s “best year ever.”

Given the bold guidance the quarterly breakdown has been surgically developed, with milestones quarter to quarter, leveraging the step-by step approach which the Company utilized successfully in its previous wins, like the OIP whose Final Order of Dismissal acknowledged the mitigating circumstances which led to a short period of delayed filings.

The definitive roadmap to achieving each milestone is evergreen and will be revised if required. We are currently in Q2 2025 having launched our pilot projects which are validating all dynamics of the value proposition which will generate revenues which significantly exceed the previous commoditized business. Very complicated, yet scalable systems are being put in place to maximize revenue streams.

Q3 Aggressive Client Acquisition, following discussions shared in past year in B2B targeted, high-growth sectors. The long and short term focus on marketing amplification and a strong AI data-driven marketing strategy, leveraging Digital Clarity’s unique AI solutions to penetrate broader untapped markets. DC has exponential expectations based on. The end of the quarter begins building market-research and automation tools to enhance marketing ROI for clients. (Projected Revenue Growth, 35%-40% quarter-on-quarter through consultancy services is sustainable with new client onboarding. As economies of scale and AI applications are drilled down, the margins and growth are expected to increase.

Q4 Solidify new partnerships to expand the reach, and credibility of proprietary products, plus operational optimization, streamlining economies of scale, including staff growth in both US and U.K., but also using AI to reduce costs while enhancing output.

Quarterly growth in next fiscal year accelerates to 40%-50%, fueled by recurring income streams and high-margin proprietary offerings. The 2025 fiscal will close on August 31, 2025 with sustained, leveraged growth, much higher guidance as revenues, clients, reach, and impact increase every quarter. External awareness of brand, product and competitive advantage will have potential to benefit shareholders exponentially. In turn, the impact of audited results will have a positive uplift in the pps. Facts speak for themselves and the blueprint execution concluded. The future will include acquisitions, surgically targeted, and continuing growth in revenues, market cap and pps supported by a sustained business model.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2024

We had $27,000 in cash and our working capital deficiency amounted to approximately $7.9 million at November 30, 2024.

During the three-month period ended November 30, 2024, we used cash in our operating activities amounting to $126,000. Our cash used in operating activities was comprised of our net loss of $355,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $34,000.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $194,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $103,000 which primarily consists of the proceeds from the issuance of notes payable.

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

Change in fair value of derivative liability of approximately $167,000.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2023 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $99,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $107,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three-month ended November 30, 2024 and 2023

	For the three-month period ended
			Increase/	Increase/
	November 30,	November 30,	(Decrease)	(-)Decrease
	2024	2023	$	%

SALES	$28,973	$85,550	$(56,577)	(66)%

COST OF SALES	22,236	74,339	(52,103)	(70)%

GROSS PROFIT	6,737	11,211	(4,474)	(40)%

COSTS AND EXPENSES
Sales, general and administrative	135,480	116,707	18,773	16%

OPERATING INCOME (LOSS)	(128,473)	(105,496)	23,247	22%

OTHER (INCOME) EXPENSE
Interest expense	191,921	123,753	68,168	55%
Change in fair value of derivative liability	34,350	(166,504)	(132,154)	(79)
TOTAL OTHER EXPENSE	226,271	290,257	(63,896)	(22)%

NET LOSS	$(355,014)	$(410,563)	$(40,739)	(10)%

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

The decrease in our revenues during the three- months period ended November 30, 2024, when compared to the prior year, is due to the temporarily decreased volume of services provided to certain clients during the first quarter of fiscal 2025.

During the three-month period ended November 30, 2024, our cost of sales slightly decreased during the third quarter of fiscal 2024, commensurate with the decreased revenues during that period.

The sales, general and administrative expenses increased during the three- month period ended November 30, 2024 when compared to the prior year periods primarily as a result of small overhead expenses.

Interest expenses increased primarily from the considerations provided pursuant to its financing activities during the first quarter of fiscal 2025 with no equivalent transactions occurring in the comparable prior period.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at November 30, 2024 and 2023 compared to the measurement dates.

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

	Three-month period ended November 30,
	2024	2023
Net loss	$(355,014)	$(395,753)
Interest	191,921	123,753
Change in fair value of derivative liability	34,350	166,504

EBITDA, as adjusted	$(128,473)	$(105,496)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2024. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2024 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 14, 2025

By: /s/ Linda Perry

Linda Perry

Principal Executive Officer

Principal Financial Officer

Executive Director