Form 10-Q
period 2025-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2025-04-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2025

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

Florida

State of incorporation

59-3666743

IRS Employer Identification No.

(646) 722-2706

(Issuer’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 14, 2025	865,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28,	August 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash	$36,788	$49,815
Accounts receivable, net	15,711	11,010
Prepaid expenses and other current assets	255	592
Total assets	$52,754	$61,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$918,484	$812,483
Accrued interest	1,576,687	1,606,522
Accrued compensation	1,108,516	1,109,178
Derivative liability	134,464	375,792
Loans payable, net	3,395,855	3,161,226
Officers loans payable	42,969	46,040
Convertible debentures, net	293,253	517,242
	7,470,228	7,628,483

Loan payable, net of short-term portion	3,878	14,105

TOTAL LIABILITIES	7,474,106	7,642,588

STOCKHOLDERS’ DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 925,218,631 shares issued and outstanding	825,318	825,218
Additional paid in capital	10,092,990	9,813,090
Other comprehensive loss	10,391	(39,938)
Accumulated deficit	(18,352,046)	(18,181,536)

TOTAL STOCKHOLDERS’ DEFICIT	$(7,421,352)	$(7,581,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,754	$61,417

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended February 28 and 29,		For the six-month period Ended February 28 and 29,
	2025	2024	2025	2024
REVENUES	$27,604	$80,784	$56,577	$166,334

COST OF REVENUES	24,854	65,039	47,090	139,378

GROSS PROFIT	2,750	15,745	9,487	26,956

COSTS AND EXPENSES
Sales, general and administrative	194,379	101,605	329,859	218,312
TOTAL OPERATING EXPENSES	194,379	101,605	329,859	218,312

OPERATING LOSS	(191,629)	(85,860)	(320,372)	(191,356)

OTHER (INCOME) EXPENSE
Interest expense	126,061	88,371	317,982	212,124
Other income	-	-	-	-
Gain on derecognition of liabilities	(459,415)	(158,287)	(459,415)	(158,287)
Change in fair value of derivative liability	(42,779)	173,508	(8,429)	340,012
TOTAL OTHER (INCOME) EXPENSES, NET	(376,133)	103,592	(149,862)	393,849

NET INCOME (LOSS)	$184,504	$(189,452)	$(170,510)	$(585,205)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	18,677	-	50,329	(14,810)
COMPREHENSIVE LOSS	203,181	(189,452)	(120,181)	(600,015)

NET LOSS PER SHARE
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	856,329,742	825,218,631	841,793,217	825,218,631
Diluted	1,064,819,641	825,218,631	841,793,217	825,218,631

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three-month and six-month periods ended February 28, 2025 and February 29, 2024

	(Unaudited)	(Unaudited)
	2025	2024

Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares at December 1,	825,218,631	825,218,631
Transactions during the period	100,000,000	-
Shares, February 28 and 29,	925,218,631	825,218,631

Shares, September 1,	825,218,631	825,218,631
Transactions during the period	100,000,000	-
Shares, February 28 and 29,	925,218,631	825,218,631

Balance, at December 1,	$825,218	$825,218
Transactions during the period	100	-
Balance, February 28, and 29,	$825,318	$825,218

Balance, at September 1,	$825,218	$825,218
Transactions during the period	100	-
Balance, February 28, and 29,	$825,318	$825,218

Additional paid-in capital
Balance, at December 1,	$9,813,090	$9,813,000
Transactions during the period	279,900	-
Balance, February 28, and 29,	$10,092,990	$9,813,000

Additional paid-in capital
Balance, at September 1,	$9,813,090	$9,813,000
Transactions during the period	279,900	-
Balance, February 28, and 29,	$10,092,990	$9,813,000

Other Comprehensive Income (Loss)
Balance, at December 1,	$(8,286)	$36,617
Other comprehensive income (loss)	18,677	-
Balance, February 28, and 29,	$10,391	$36,617

Other Comprehensive Income (Loss)
Balance, September 1,	$(39,938)	$51,427
Other comprehensive income (loss)	50,329	(14,810)
Balance, February 28, and 29,	$10,391	$36,617

Accumulated Deficit
Balance, at December 1,	$(18,536,550)	$(17,532,147)
Net income (loss)	184,504)	(189,452)
Balance, February 28, and 29,	$(18,352,046)	$(17,721,599)

Accumulated Deficit
Balance, at September 1,	$(18,181,536)	$(17,136,394)
Net loss	(170,510)	(585,205)
Balance, February 28, and 29,	$(18,352,046)	$(17,721,599)

Total Stockholders’ Deficit	$(7,421,352)	$(7,044,679)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the six-month period ended February 28 and 29,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(170,510)	$(585,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(8,429)	340,012
Gain on derecognition of liability	(459,415)	(158,287)

Changes in operating assets and liabilities:
Accounts receivable	(4,907)	(5,191)
Accounts payable and accrued expenses	105,506	(11,827)
Accrued interest	252,692	186,373
Accrued compensation	(662)	(47,600)

NET CASH USED IN OPERATING ACTIVITIES	(285,725)	(281,725)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	283,683	275,360
Principal repayments loan payable	(6,423)	(6,217)
Officer loans payable	(3,071)	(10,924)

NET CASH PROVIDED BY FINANCING ACTIVITIES	274,189	258,219

Effect of variation of exchange rate of cash held in foreign currency	(1,491)	651

NET INCREASE/(DECREASE) IN CASH	(13,027)	(22,855)

Cash – beginning or period	49,815	44,521

Cash – end of period	$36,788	$21,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$221	$219
Cash paid for taxes	$-	$-
Non-cash financing and investing activities
Issuance of shares of common stock	$280,000	$-
Derecognition of accrued interest	282,527	-
Derecognition of convertible notes	223,899	-
Derecognition of derivative liabilities	232,899	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.4 million at February 28, 2025 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $274,000 from financing activities during the six months ending February 28, 2025. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2025.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of August 31, 2024 and February 28, 2025.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the six-month ended February 28, 2025 and 2024 and the three-month period ended February, 2024. The dilutive securities amounted to 845,236,498 and 172,889,284 shares of common stock and related to convertible notes as of February 28, 2025 and 2024, respectively. During the three-month period ended February 28, 2025, the dilutive securities amounted to 208,489,899 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six-month period ended February 28, 2025 and 2024, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2025, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of February 28, 2025 and therefore classified as Level 1 within our fair value hierarchy.

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

Concentration of Risks

The Company’s accounts and receivable as of November 30 and August 31, 2024 and revenues for the six-month period ended February 28, 2025 and 2024 are primarily from two customers.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

FASB issued Accounting Standards Update No. 2024-07, Segment Reporting (” ASU 2023-07, in November 2023. ASU 2023-07 is effective with our interim reporting as of and for the period ended February 28, 2025. ASU 2023-07 improves reportable segments disclosures, such as disclosing significant expenses, general information about its segment, and segment profit or loss and assets.

NOTE 3 – LOANS PAYABLE

	February 28, 2025	August 31, 2024
Loans payable	$3,399,733	$3,175,331

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $16,391 at February 28, 2025 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 28, 2025 are as follows:

Twelve-month period ended February 28, 2026	$3,395,855
2027	3,878

$3,399,733

NOTE 4 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	February 28, 2025	August 31, 2024
Convertible notes payable	$293,253	$517,242
Unamortized debt discount	-	-
Total	$293,253	$517,242

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

NOTE 5 – OFFICERS LOANS PAYABLE

	February 28, 2025	August 31, 2024
Officers loans payable	$42,969	$46,040

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 6 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2025	August 31, 2024
Effective Exercise price	0.0015-.0028	0.0032
Effective Market price	0.0083-.0014	0.0016
Volatility	24%	41%
Risk-free interest	4.08%	4.38%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six-month period ended February 28, 2025 is as follows:

Balance at August 31, 2024	$375,792
Reclassification of liability contracts	(232,899)
Changes in fair value of derivative liabilities	(8,430)
Balance, February 28, 2025	$134,464

NOTE 7 – ACCRUED COMPENSATION

As of February 28, 2025, and August 31, 2024, the Company owes $1,108,516 and $1,109,178, respectively, in accrued compensation and expenses to certain directors. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 9 – DERECOGNITION OF LIABIILITIES

During the six-month period ended February 28, 2025, the Company successfully reached an agreement with a holder of convertible debentures aggregating $739,415 in principal, accrued interest and derivative liabilities in consideration of 100,000,000 shares of the Company’s common stock, which generated a gain on extinguishment of debt of $459,415. The fair value of the shares issued amounted to $280,000 at the date of settlement. The gain was recognized as gain on derecognition of liabilities in the accompanying unaudited consolidated statement of operations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – FOREIGN OPERATIONS AND SEGMENT REPORTING

Major Customers and Accounts Receivable

The Company’s accounts and receivable as of February 29, 2025 and August 31, 2024 and revenues for the six-month period ended February 29, 2025 and February 28, 2024 are primarily from four customers.

Product and Geographic Markets

The Company generates its income primarily from marketing consulting services provided primarily in the United States and Great Britain.

Segment

The Company operates in one segment: marketing consulting services. The Company used the following factors to identify includes the basis of organization, the relative similarities in types of product offerings. The chief operating decision maker is the Company’s Executive Director. The total assets of the segment amounts to the Company’s consolidated assets. There are no long-lived assets.

The Company has concluded that consolidated net income or loss, as shown in its financial statements, is the measure of segment profitability. There are no intersegment transactions.

Assets at February 28, 2025 and revenues for the six-month period ended February 28, 2025 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$7,755	$48,822	$56,577
Total revenues	$7,755	$48,822	$56,577
Identifiable assets at February 28, 2024	$8,971	$43,783	$52,754

Assets at February 29, 2024 and revenues for the six-month period ended February 29, 2024 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$107,883	$58,451	$166,334
Total revenues	$107,883	$58,451	$166,334
Identifiable assets at February 29, 2024	$20,981	$27,849	$48,830

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations after February 28, 2025 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading “Forward-Looking Statements” above. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. “Financial Statements and Supplementary Data” of this Report.

The Company developed a document called the Creds Deck which provides a description to prospective clients of Digital Clarity’s value proposition - https://www.dbmmgroup.com/wp-content/uploads/2024/03/DBMM_Creds_Deck_2024_2.pdf.

Our return to normal business in the fourth quarter of 2024 faced challenges as the world shifted and attempted to stabilize a post-COVID environment with mounting inflation. 2024 was focused on a measured return to normalcy as businesses have faced enormous challenges over the past few years, and DBMM’s operating business Digital Clarity, is no exception. However, for context, it is worth reminding investors and shareholders that Digital Clarity was acquired by DBMM as a cash-flow positive business with a great reputation and industry network, winning industry awards.

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

AI tools can also automate many of the repetitive tasks that consume marketers’ time. Whether it’s automating email marketing campaigns, managing social media posts, or generating content suggestions, AI allows marketing teams to focus on strategy rather than execution. This automation can lead to significant cost savings for both consultancies and their clients, as tasks that once took hours or days can now be done in seconds.

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

Irvine boasts a robust tech ecosystem, supported by the presence of over 900 high-tech companies. This includes giants in the gaming industry such as Blizzard Entertainment and Amazon Game Studios. The concentration of these companies creates a synergistic environment where businesses can thrive off each other’s innovation and talent pools. Irvine’s business-friendly policies and fiscal health make it an attractive destination for tech companies. The city is consistently ranked high in financial health and fiscal strength, offering a stable and supportive environment for businesses to grow.

Talent Pool and University Hub

One of Irvine’s greatest assets is its access to a highly skilled talent pool, fueled by the presence of top-tier universities. Institutions like the University of California, Irvine (UCI) contribute to a steady stream of graduates with expertise in technology, engineering, and business, providing a robust foundation for the city’s innovative spirit. This dynamic talent pool is essential for businesses looking to drive forward-thinking initiatives and maintain a competitive edge.

Investment in Technology and Human Capital

Irvine has seen substantial investment from businesses, both in technology infrastructure and human capital. This commitment to fostering a conducive environment for tech growth is evident in the city’s continuous support for startups and established companies alike. According to recent reports, Irvine has attracted significant venture capital funding, further solidifying its position as a leading tech hub on the West Coast.

Geographical Advantages

The geographical advantages of Irvine cannot be overstated. Its central location offers easy access to major transportation hubs, including John Wayne Airport, facilitating seamless business travel. Additionally, the city’s proximity to beautiful Newport Beach provides an attractive lifestyle for professionals, enhancing the work-life balance that is critical for maintaining top talent.

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

Q3 Aggressive Client Acquisition, following discussions shared in past year in B2B targeted, high-growth sectors . The long and short term focus on marketing amplification and a strong AI data-driven marketing strategy, leveraging Digital Clarity’s unique AI solutions to penetrate broader untapped markets. DC has exponential expectations based on. The end of the quarter begins building market-research and automation tools to enhance marketing ROI for clients. (Projected Revenue Growth, 35%-40% quarter-on-quarter through consultancy services is sustainable with new client onboarding. As economies of scale and AI applications are drilled down, the margins and growth are expected to increase.

Q4 Solidify new partnerships to expand the reach, and credibility of proprietary products, plus operational optimization , streamlining economies of scale, including staff growth in both US and U.K., but also using AI to reduce costs while enhancing output.

Quarterly growth in next fiscal year accelerates to 40%-50%, fueled by recurring income streams and high-margin proprietary offerings. The 2025 fiscal will close on August 31, 2025 with sustained, leveraged growth, much higher guidance as revenues, clients, reach, and impact increase every quarter. External awareness of brand, product and competitive advantage will have potential to benefit shareholders exponentially. In turn, the impact of audited results will have a positive uplift in the pps. Facts speak for themselves and the blueprint execution concluded . The future will include acquisitions, surgically targeted, and continuing growth in revenues , market cap and pps supported by a sustained business model.

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

This has been a successful strategy:

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

In February 2025, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $739,000 in consideration of 100 million shares of the Company’s common stock.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2025

We had $37,000 in cash and our working capital deficiency amounted to approximately $7.4 million at February 28, 2025.

During the six-month period ended February 28, 2025, we used cash in our operating activities amounting to $286,000. Our cash used in operating activities was comprised of our net loss of $171,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $8,000.

Gain on derecognition of liabilities of $459,000

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 28, 2025 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $358,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $274,000 which primarily consists of the proceeds from the issuance of notes payable.

SIX MONTH PERIOD ENDED FEBRUARY 29, 2024

We had $22,000 in cash and our working capital deficiency amounted to approximately $67.0 million at February 29, 2024.

During the six-month period ended February 29, 2024, we used cash in our operating activities amounting to $282,000. Our cash used in operating activities was comprised of our net loss of approximately $585,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $340,000 and a gain on derecognition of liabilities of $158,000.

Additionally, the following variations in operating assets and liabilities during the six-month period ended February 29, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $130,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $258,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three- month and six-month ended February 28, 2025 and February 29, 2024

	For the Three Month Period Ended				For the Six Month Period Ended
	February 28,	February 29,	Increase/ (Decrease)	Increase/ Decrease (-)	February 28,	February 29,	Increase/ (Decrease)	Increase/ Decrease (-)
	2025	2024	$	%	2025	2024	$	%
SALES	$27,604	$80,784	$(53,180)	(66)%	$56,577	$166,334	$(109,757)	(66)%

COST OF SALES	24,854	65,039	(40,185)	(62)%	47,090	139,378	(92,288)	(66)%

GROSS PROFIT	2,750	15,745	(12,995)	(83)%	9,487	26,956	(17,649)	(65)%

COSTS AND EXPENSES
Sales, general and administrative	194,379	101,605	(92,774)	(91)%	329,859	218,312	(111,547)	51%

OPERATING LOSS	(191,629)	(85,860)	105,769	123%	(191,356)	(191,356)	(129,016)	67%

OTHER (INCOME) EXPENSE
Interest expense	126,061	88,371	37,690	43%	317,892	212,124	105,858	50%
Gain on derecognition of liabilities	(459,415)	(158,287)	301,128	NM	(459,415)	(158,287	301,128	NM
Change in fair value of derivative liability	(42,779)	173,508	(216,287)	NM %	(8,429)	340,012	(348,441)	NM %
TOTAL OTHER EXPENSES (INCOME), NET	(376,133)	103,592	(479,725)	NM	(149,862)	393,849	(543,711)	NM

NET INCOME (LOSS)	$184,504	$(189,452)	$373,956	NM %	$(170,510)	$(414,695)	$(414,695)	(71)%

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

The decrease in our revenues during the three- months and six-months periods ended February 28, 2025, when compared to the prior year, is due to the temporarily decreased volume of services provided to certain clients.

During the three-month and six-month period ended February 28, 2025, our cost of sales slightly decreased, commensurate with the decreased revenues during those periods.

The sales, general and administrative expenses increased during the three- month and six-month period ended February 28, 2025 is primarily due to us increasing our client acquisition programs.

Interest expenses increased primarily from the considerations provided pursuant to its financing activities during the first and second quarter of fiscal 2025 with no equivalent transactions occurring in the comparable prior periods.

The gain on derecognition of liabilities we recognized during the second quarter of 2025 was related to a settlement with a convertible note holder by issuing shares of our common stock with a value of $280,000 to derecognize liabilities aggregating $740,000.

The gain on derecognition of liabilities we recognized during the second quarter of 2024 was related to the derecognition of liabilities of $160,000 which lapsed from statute of limitations.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at February 28, 2025 and February 29, 2024 compared to the measurement dates.

Non-GAAP Financial Measures

Management considers earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, as adjusted, an important indicator in evaluating our business on a consistent basis across various periods. Due to the significance of non-recurring items, EBITDA, as adjusted, enables our management to monitor and evaluate our business on a consistent basis. We use EBITDA, as adjusted, as a primary measure, among others, to analyze and evaluate financial and strategic planning decisions regarding future operating investments and potential acquisitions. We believe that EBITDA, as adjusted, eliminates items that are not part of our core operations, such as interest expense, or items that do not involve a cash outlay, such as gain on derecognition of liabilities and change in fair value of derivative liability. EBITDA, as adjusted, should be considered in addition to, rather than as a substitute for, pre-tax income (loss), net income (loss) and cash flows used in operating activities. This non-GAAP financial measure excludes significant expenses that are required by GAAP to be recorded in our financial statements and is subject to inherent limitations. Investors should review the reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure included below. Investors should not rely on any single financial measure to evaluate our business.

	Three-month period ended		Six-month period ended
	February, 28 and February 29
	2025	2024	2025	2024
Net income (loss)	$98,946	$(189,452)	$(170,510)	$(585,205)
Interest	126,061	88,371	317,982	212,124
Gain on derecognition of liabilities	(459,415)	(158,287)	(459,415)	(158,287)
Change in fair value of derivative liability	(42,779)	173,508	(8,429)	173,508
Loss before interest, tax, depreciation, and amortization, as adjusted	$(191,629)	$(85,860)	$(320,372)	$(357,860)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2025. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2025 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 14, 2025

By:	/s/ Linda Perry
Linda Perry
Principal Executive Officer
Principal Financial Officer
Executive Director