Form 10-Q
period 2025-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2025-07-15
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 15, 2025	865,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31,	August 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash	$20,376	$49,815
Accounts receivable, net	18,970	11,010
Prepaid expenses and other current assets	255	592
Total assets	$39,601	$61,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$921,687	$812,483
Accrued interest	1,719,211	1,606,522
Accrued compensation	1,085,828	1,109,178
Derivative liability	134,531	375,792
Loans payable, net	3,611,780	3,161,226
Officers loans payable	42,969	46,040
Convertible debentures, net	293,253	517,242
	7,809,259	7,628,483

Loan payable, net of short-term portion	-	14,105

TOTAL LIABILITIES	7,809,259	7,642,588

STOCKHOLDERS’ DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 925,218,631 and 825,218,631 shares issued and outstanding	925,219	825,218
Additional paid in capital	9,993,089	9,813,090
Other comprehensive loss	(109,950)	(39,938)
Accumulated deficit	(18,580,011)	(18,181,536)

TOTAL STOCKHOLDERS’ DEFICIT	$(7,769,658)	$(7,581,171)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,601	$61,417

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended May 31,		For the nine-month period Ended May 31,
	2025	2024	2025	2024
REVENUES	$25,090	$42,335	$81,667	$208,669

COST OF REVENUES	19,409	72,466	66,499	211,844

GROSS PROFIT	5,681	(30,131)	15,168	(3,175)

COSTS AND EXPENSES
Sales, general and administrative	91,406	102,360	421,265	320,672
TOTAL OPERATING EXPENSES	91,406	102,360	421,265	320,672

OPERATING LOSS	(85,725)	(132,491)	(406,097)	(323,847)

OTHER (INCOME) EXPENSE
Interest expense	142,654	158,283	460,636	370,407
Other income	-	(17,620)	-	(17,620)
Gain on derecognition of liabilities	-	-	(459,415)	(158,287)
Change in fair value of derivative liability	(414)	(157,084)	(8,843)	182,928
TOTAL OTHER (INCOME) EXPENSES, NET	142,240	(16,421)	(7,622)	377,428

NET INCOME (LOSS)	$(227,965)	$(116,070)	$(398,475)	$(701,275)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(120,341)	(45,856)	(70,012)	(60,666)
COMPREHENSIVE LOSS	(348,306)	(161,926)	(468,487)	(761,941)

NET LOSS PER SHARE
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	925,218,631	825,218,631	869,703,925	825,218,631
Diluted	925,218,631	825,218,631	869,703,925	825,218,631

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three-month and nine-month periods ended May 31, 2025 and 2024

	(Unaudited)	(Unaudited)
	2025	2024
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares at March 1,	925,218,631	825,218,631
Transactions during the period	-	-
Shares, May 31,	925,218,631	825,218,631

Shares, September 1,	825,218,631	825,218,631
Transactions during the period	100,000,000	-
Shares, May 31,	925,218,631	825,218,631

Balance, at March 1,	$925,219	$825,218
Transactions during the period	-	-
Balance, May 31,	$925,219	$825,218

Balance, at September 1,	$825,218	$825,218
Transactions during the period	100,001	-
Balance, May 31,	$925,219	$825,218

Additional paid-in capital
Balance, at March 1	$9,993,089	$9,813,000
Transactions during the period	-	-
Balance, May 31,	$9,993,089	$9,813,000

Additional paid-in capital
Balance, at September 1,	$9,813,090	$9,813,000
Transactions during the period	179,999	-
Balance, May 31,	$9,993,089	$9,813,000

Other Comprehensive Income (Loss)
Balance, at March 1	$10,391	$36,617
Other comprehensive income (loss)	(120,341)	(45,856)
Balance, May 31,	$(109,950)	$(9,239)

Other Comprehensive Income (Loss)
Balance, September 1,	$(39,938)	$51,427
Other comprehensive income (loss)	(70,012)	(60,666)
Balance, May 31,	$(109,950)	$(9,239)

Accumulated Deficit
Balance, at March 1,	$(18,352,046)	$(17,721,599)
Net income (loss)	(227,965)	(116,070)
Balance, May 31,	$(18,580,011)	$(17,837,669)

Accumulated Deficit
Balance, at September 1,	$(18,181,536)	$(17,136,394)
Net loss	(398,475)	(701,275)
Balance, May 31,	$(18,580,011)	$(17,837,669)

Total Stockholders’ Deficit	$(7,769,658)	$(7,206,605)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the nine-month period ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(398,475)	$(701,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(8,843)	182,928
Gain on derecognition of liability	(459,415)	(158,287)

Changes in operating assets and liabilities:
Accounts receivable	(7,360)	10,220
Prepaid expenses and other assets	337	(17,621)
Accounts payable and accrued expenses	92,838	13,312
Accrued interest	395,216	286,605
Accrued compensation	(23,350)	(65,650)

NET CASH USED IN OPERATING ACTIVITIES	(409,052)	(449,768)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	390,993	445,062
Principal repayments loan payable	(9,157)	(6,217)
Officer loans payable	(3,071)	(10,924)

NET CASH PROVIDED BY FINANCING ACTIVITIES	378,765	427,921

Effect of variation of exchange rate of cash held in foreign currency	848	911

NET INCREASE/(DECREASE) IN CASH	(29,439)	(20,936)

Cash – beginning or period	49,815	44,521

Cash – end of period	$20,376	$23,585

Supplemental disclosures of cash flow information:
Cash paid for interest	$420	$219
Cash paid for taxes	$-	$-
Non-cash financing and investing activities
Issuance of shares of common stock	$280,000	$-
Derecognition of accrued interest	282,527	-
Derecognition of convertible notes	223,899	-
Derecognition of derivative liabilities	232,899	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2025 are not necessarily indicative of the results that may be expected for the year ending August 31, 2024. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $3.9 million at May 31, 2025 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $379,000 from financing activities during the nine months ending May 31, 2025. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2025.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of August 31, 2024 and May 31, 2025.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the periods ended May 31, 2025 and 2024. The dilutive securities amounted to 164,957,289 and 140,872,750 shares of common stock and related to convertible notes as of May 31, 2025 and 2024, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2025 which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine-month period ended May 31, 2025 and 2024, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2025, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of May 31, 2025 and therefore classified as Level 1 within our fair value hierarchy.

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

FASB issued Accounting Standards Update No. 2024-07, Segment Reporting (” ASU 2023-07, in November 2023. ASU 2023-07 is effective with our interim reporting as of and for the period ended May 31, 2025. ASU 2023-07 improves reportable segments disclosures, such as disclosing significant expenses, general information about its segment, and segment profit or loss and assets.

NOTE 3 – LOANS PAYABLE

	May 31, 2025	August 31, 2024
Loans payable	$3,611,780	$3,175,331

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $15,287 at May 31, 2025 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2025 are as follows:

Twelve-month period ended May 31, 2026	$3,611,780

NOTE 4 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2025	August 31, 2024
Convertible notes payable	$293,253	$517,242

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

NOTE 5 – OFFICERS LOANS PAYABLE

	May 31, 2025	August 31, 2024
Officers loans payable	$42,969	$46,040

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 6 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2025	August 31, 2024
Effective Exercise price	0.0019-.0028	0.0032
Effective Market price	0.0009-.0014	0.0016
Volatility	24%	41%
Risk-free interest	4.12%	4.38%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2025 is as follows:

Balance at August 31, 2024	$375,792
Reclassification of liability contracts	(232,899)
Changes in fair value of derivative liabilities	(8,362)
Balance, May 31, 2025	$134,531

NOTE 7 – ACCRUED COMPENSATION

As of May 31, 2025 and August 31, 2024, the Company owes $1,108,516 and $1,109,178, respectively, in accrued compensation and expenses to certain directors. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares were increased to 2,000,000,000 in April 4, 2016.

NOTE 9 – DERECOGNITION OF LIABIILITIES

During the nine-month period ended May 31, 2025, the Company successfully reached an agreement with a holder of convertible debentures aggregating $739,415 in principal, accrued interest and derivative liabilities in consideration of 100,000,000 shares of the Company’s common stock, which generated a gain on extinguishment of debt of $459,415. The fair value of the shares issued amounted to $280,000 at the date of settlement. The gain was recognized as gain on derecognition of liabilities in the accompanying unaudited consolidated statement of operations.

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

NOTE 11 – FOREIGN OPERATIONS AND SEGMENT REPORTING

Major Customers and Accounts Receivable

The Company’s accounts and receivable as of May 31, 2025 and August 31, 2024 and revenues for the nine-month period ended May 31, 2025 and May 31, 2024 are primarily from four customers.

Product and Geographic Markets

The Company generates its income primarily from marketing consulting services provided primarily in the United States and Great Britain.

Segment

The Company operates in one segment: marketing consulting services. The Company used the following factors to identify includes the basis of organization, the relative similarities in types of product offerings. The chief operating decision maker is the Company’s Executive Director and Chief Operating Officer. The total assets of the segment amounts to the Company’s consolidated assets. There are no long-lived assets.

The Company has concluded that consolidated net income or loss, as shown in its financial statements, is the measure of segment profitability. There are no intersegment transactions.

Assets at May 31, 2025 and revenues for the nine-month period ended May 31, 2025 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$20,340	$51,327	$81,667
Total revenues	$20,340	$51,327	$81,667
Identifiable assets at May 31, 2025	$33,144	$6,457	$39,601

Assets at May 31, 2024 and revenues for the nine-month period ended May 31, 2024 were as follows (unaudited):

	United States	Great Britain	Total
Revenues	$120,638	$88,031	$208,669
Total revenues	$120,638	$88,031	$208,669
Identifiable assets at May 31, 2024	$13,038	$40,842	$53,880

NOTE 12 – SUBSEQUENT EVENTS

The Company has analyzed its operations after May 31, 2025 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Therefore the 2025 milestone remains conservative compared to the years following as the revenues follow development testing and market readiness in first quarter of 2025. But even with the truncated revenue period remaining, Digital Clarity confidently has forecast over $1 million contractually for this fiscal year ending August 31, 2025. As stated in the 10-K outlook , 2025 will be DBMM’s “best year ever.”

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

NINE MONTH PERIOD ENDED MAY 31, 2025

We had $20,000 in cash and our working capital deficiency amounted to approximately $7.8 million at May 31, 2025.

During the nine-month period ended May 31, 2025, we used cash in our operating activities amounting to $409,000. Our cash used in operating activities was comprised of our net loss of $398,000 adjusted primarily for the following:

Gain on derecognition of liabilities of $459,000

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2025 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $464,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $379,000 which primarily consists of the proceeds from the issuance of notes payable.

NINE MONTH PERIOD ENDED MAY 31, 2024

We had $24,000 in cash and our working capital deficiency amounted to approximately $7.2 million at May 31, 2024.

During the nine-month period ended May 31, 2024, we used cash in our operating activities amounting to $450,000. Our cash used in operating activities was comprised of our net loss of $719,000 adjusted primarily for the following:

Change in fair value of derivative liability of approximately $183,000 and a gain on derecognition of liabilities of $158,000.

Additionally, the following variations in operating assets and liabilities during the nine-month period ended May 31, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $234,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $428,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three- month and nine-month ended May 31, 2025 and 2024

	For the Three Month Period Ended				For the Nine Month Period Ended
	May 31,	May 31,	Increase/ (Decrease)	Increase/ Decrease (-)	May 31,	May 31,	Increase/ (Decrease)	Increase/ Decrease (-)
	2025	2024	$	%	2025	2024	$	%
SALES	$25,090	$42,335	$(17,245)	(41)%	$81,667	$208,669	$(127,002)	(61)%

COST OF SALES	19,409	72,466	(53,057)	(73)%	66,499	211,844	(145,345)	(69)%

GROSS PROFIT	5,681	(30,131)	(35,812)	(119)%	15,168	(3,175)	(18,343)	NM

COSTS AND EXPENSES
Sales, general and administrative	91,406	102,360	(10,954)	(11)%	421,265	320,672	100,593	31%

OPERATING LOSS	(85,725)	(132,491)	(46,766)	(35)%	(406,097)	(323,847)	82,250	25%

OTHER (INCOME) EXPENSE
Interest expense	142,654	158,283	(15,629)	10%	460,636	370,407	90,229	24%
Gain on derecognition of liabilities	-	-	-		(459,415)	(158,287	301,128	NM
Other income		(17,620)	17,620			(17,620)	(17,620)	NM
Change in fair value of derivative liability	(414)	(157,084)	(156,670)	(100)%	(8,843)	182,928	(191,771)	NM %
TOTAL OTHER EXPENSES (INCOME), NET	142,240	(16,421)	(158,661)	NM	(7,622)	377,428	(385,050)	NM

NET INCOME (LOSS)	$(227,965)	$(116,070)	$111,895	96%	$(398,475)	$(701,275)	$(302,800)	(43)%

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

Generally, as part of our strategic shift from providing legacy services to AI-led consultancy model, which we planned and implemented during the first half of fiscal 2025, we have phased-out the legacy services which no longer align with our long-term vision and value proposition and have transitioned certain resources to market our new model business platform. This has resulted in spending less resources on commoditized services and more on devising and marketing our new services and acquiring clients using our new platform which should result in scalability and greater long-term results than continuing to provide legacy services. This resulted in generally short-term lower revenues, lower cost of sales and higher sales and marketing expenses in fiscal 2025.

The decrease in our revenues during the three- months and nine-months periods ended May 31, 2025, when compared to the prior year, is due to the temporarily decreased volume of services provided to certain clients using legacy services, as part of our pivot toward our new AI-led consultancy model

During the three-month and nine-month period ended May 31, 2025, our cost of sales slightly decreased, commensurate with the decreased revenues during those periods.

The sales, general and administrative expenses increased during the nine-month period ended May 31, 2025 is primarily due to us increasing our client acquisition programs to market our new AI-led consutancy model in the first and second quarter of fiscal 2025. Otherwise, there is a slight temporary decrease in such expenses during the three-month period ended May 31, 2025.

Interest expenses during the nine-month period ended May 31, 2025 increased primarily from the considerations provided pursuant to its financing activities during the first and second quarter of fiscal 2025 with no equivalent transactions occurring in the comparable prior periods, offset by a slight decrease in interest expenses resulting from a lower weighted-average interest-bearing debt during the third quarter of 2025 resulting from the derecognition of liabilities which occurred in the second quarter of 2025.

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

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at May 31, 2025 compared to the measurement dates.

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

	Three-month period ended		Nine-month period ended
	May 31
	2025	2024	2025	2024
Net income (loss)	$(227,965)	$(116,070)	$(398,475)	$(701,275)
Interest	142,654	158,283	460,636	370,407
Gain on derecognition of liabilities	-	-	(459,415)	(158,287)
Change in fair value of derivative liability	(414)	(157,084)	(8,843)	182,928
Loss before interest, tax, depreciation, and amortization, as adjusted	$(85,725)	$(114,871)	$(406,097)	$(306,227)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2025. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2025 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 15, 2025

By:	/s/ Linda Perry
Linda Perry
Principal Executive Officer
Principal Financial Officer
Executive Director