Form 10-K
period 2025-08-31
Digital Brand Media & Marketing Group, Inc.
filed 2025-11-28
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED: August 31, 2025

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

600 Third Avenue, 2nd Floor, New York, NY 10016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: on February 28, 2025: $1,297,828.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $.001 per share: 865,218,631 Outstanding as of November 28, 2025

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

FORM 10-K

For the Fiscal Year Ended August 31, 2025

i

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

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT OUR BRAND DIGITAL CLARITY (DC)

During 2024 and 2025, Digital Clarity has been pivoting its AI-focused business to make certain it is sustainable.

Digital Clarity remains at the forefront of driving marketing change and growth and creating lasting value for its clients that is based on a strong foundation for all stakeholders.

The business pivot is driven by Digital Clarity, the trading brand for Stylar Limited, a wholly owned subsidiary of Digital Brand Media & Marketing Group, Inc (DBMM), through its offices in London, England. Digital Clarity is a leading provider of marketing consulting and advisory solutions. It empowers businesses to achieve their marketing goals through strategic insights, innovative use of technologies, AI, and a framework that accelerates growth.

The company has a strong track record of success in delivering tangible results and, as a public company subsidiary, Digital Clarity is at the forefront of driving marketing change to accelerate growth and create lasting value for its clients. The teams’ experience in business transformation provides leading strategy, deployment, and measurement to its core market sectors including SaaS, Blockchain, Fintech, Software Sales, and Technology. Digital Clarity’s focus is on working with B2B tech leaders, delivering growth through a unique combination of leveraging its proven strategy, augmented with AI.

The Company continues to develop and roll out marketing consulting offerings from its operating base in the UK and increasing its presence in the larger markets in the US. As an example, DC has developed a footprint in the U.S., expanding to other metropolitan areas that have a focus on technology, AI and software. The intent has always been a strategy of a cash infusion to immediately correlate to build back demand and increase revenues.

Following the challenges of Brexit, a global pandemic, and external factors beyond the Company’s control, the SEC Matter was finally resolved by the Commission’s Final Order of the ALJ’s Standing Order, by Dismissal, which occurred on June 2, 2023. During 2024-2025 the Company was met with economic challenges in interest rates and inflation amidst geopolitical unrest facing clients, and an evolving digital marketing landscape. These challenges, while significant, are now behind us. Digital Clarity has not merely survived these headwinds but has used this period to fundamentally transform its business model, emerging stronger and positioned for substantial growth.

THE TRANSFORMATION: FROM COMMODITIZED SERVICES TO AI-POWERED CONSULTANCY

During fiscal 2024 and into 2025, Digital Clarity has been executing a strategic pivot that repositions the company from a traditional digital marketing agency competing in an increasingly commoditized services market into a specialized go-to-market (GTM) management consultancy that leverages artificial intelligence to drive client transformation and growth.

This pivot addresses a critical market reality: pay-per-click advertising, search engine optimization, and conventional social media management services have become commoditized offerings with compressed margins and limited strategic impact.

According to research from the Boston Consulting Group, B2B companies waste approximately $2 trillion annually on outdated, ineffective sales and marketing approaches. This represents both the problem Digital Clarity now solves and the immense market opportunity we address.

Rather than competing in the crowded agency space, Digital Clarity now serves as strategic partner to Chief Executive Officers, Chief Revenue Officers, Chief Marketing Officers, and “fractional” growth leaders at B2B technology companies. We architect comprehensive go-to-market strategies and provide both the strategic framework and AI-powered technology tools to execute those strategies at scale. Our clients don’t purchase discrete marketing services; they engage Digital Clarity to transform how they identify, reach, and convert their target markets.

EMPLOYEES

As of August 31, 2025, the Company had 7 full-time employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Organizations in our industry are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology (“IT”) environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. Although we employ comprehensive measures to prevent, detect, address, and mitigate these threats, a cybersecurity incident could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data, personal identifiable information, and other confidential or proprietary data (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include remediation and restoration costs, reputational damage, litigation with third parties, and diminution in the value of our investment in research and development, which in turn could adversely affect our competitiveness and results of operations. Accordingly, cybersecurity is an important part of our Enterprise Risk Management (“ERM”) program, and the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach.

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology. The Company has established controls and procedures, including an Incident Response Plan, that provide for the identification, analysis, notification, escalation, communication, and remediation of data security incidents at appropriate levels so that so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. In particular, the Company’s Incident Response Plan (i) is designed to identify and detect information security threats through various mechanisms, such as through security controls and third-party disclosures, and (ii) sets forth a process to (a) analyze any such threats detected within the Company’s IT environment or within a third-party’s IT environment, (b) contain cybersecurity threats under various circumstances, and (c) better ensure the Company can recover from cybersecurity incidents to a normal state of business operations. The Company has established and maintains other incident response and recovery plans that address the Company’s response to a cybersecurity incident.

As part of its cybersecurity program, the Company deploys measures to deter, prevent, detect, respond to and mitigate cybersecurity threats, including firewalls, anti-malware, intrusion prevention and detection systems, identity and access controls, software patching protocols, and physical security measures. The Company periodically assesses and tests the Company’s policies, standards, processes, and practices that are designed to address cybersecurity (including artificial intelligence-related) threats and incidents, including by assessing current threat intelligence, and conducting tabletop exercises and vulnerability and security testing. The Company has a process to report material results of such testing and assessments to the board, and periodically adjusts the Company’s cybersecurity program based on these exercises. The Company engages third parties to conduct part of such testing, including hiring consultants and third parties to conduct our threat assessments and supplement the monitoring of such threats by utilizing online data tools. The Company identifies and oversees cybersecurity risks presented by third parties and their systems from a risk-based perspective. The Company also conducts cybersecurity training for employees (including mandatory training programs for system users).

Many of the Company’s IT systems operate with a hosted architecture or by third-party service providers, and if these third-party IT environments fail to operate properly, our systems could stop functioning for a period of time, which could put our users at risk. Accordingly, our ability to keep our business operating is highly dependent on the proper and efficient operation of IT service providers, and our vendor management process is an important part of our risk mitigation strategy. In particular, we obtain reports from our vendors handling sensitive data as to their efficacy and efficiency in managing cybersecurity issues and follow-up with them on any potential or actual issues. Notwithstanding, if there is a catastrophic event, such as an adverse weather condition, natural disaster, terrorist attack, security breach, or other extraordinary event, the Company, and our service providers, may be unable to provide our products or services for the duration of the event and/or a time thereafter.

Considering the pervasive and increasing threat from cyberattacks, the board and the audit committee, with input from management, assess the Company’s cybersecurity threats and the measures implemented by the Company to mitigate and prevent cyberattacks. The audit committee consults with management regarding ongoing cybersecurity initiatives, and requests management to report to the audit committee or the full board regularly on their assessment of the Company’s cybersecurity program and risks, including artificial intelligence. Both the audit committee and the full board receive regular reports from senior management on cybersecurity risks and timely reports regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Our board has risk management experience.

ITEM 2. DESCRIPTION OF PROPERTY

DBMM’s Corporate address is 600 Third Avenue, 2nd Floor, New York, NY 10016. The operating headquarters is located in the UK as Stylar Ltd., trading as Digital Clarity. is on a month-to-month lease as it continues evaluating the company’s growth.

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

Year Ended August 31, 2025:	High	Low
First Quarter	$0.0032	$0.0006
Second Quarter	$0.0046	$0.0005
Third Quarter	$0.0033	$0.0012
Fourth Quarter	$0.0022	$0.0010

Year Ended August 31, 2024:	High	Low
First Quarter	$0.0069	$0.0033
Second Quarter	$0.0087	$0.0015
Third Quarter	$0.0075	$0.0036
Fourth Quarter	$0.0051	$0.0019

The last reported sale price of the common stock on the OTC Electronic Bulletin Board on August 31, 2025 and 2024 were $0.0018 and $0.0033 per share, respectively. As of August 31, 2025, and 2024, there were 122 and 121 holders of record of our common stock, respectively.

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

Fiscal year 2025 represented a year of disciplined restructuring, renewal, and investment for DBMM, as the Company continued to strengthen its foundation for sustainable growth through its operating division, Digital Clarity (DC).

Throughout 2024 and 2025, the Company operated in a macroeconomic environment marked by inflationary pressure, cost rationalization, and longer enterprise sales cycles. Despite these headwinds, DBMM maintained a stable operating posture while strategically investing in its long-term growth engine: the Digital Clarity Intelligence Engine (DCIE) its proprietary AI platform that underpins future scalability and recurring revenue potential.

Management’s focus during the fiscal year was threefold:

1.	Operational discipline - maintaining lean operations and optimizing working capital to support reinvestment in research and development;

2.	Strategic repositioning - executing the pivot from a marketing agency to an AI-augmented GTM consultancy; and

3.	Technology acceleration - advancing the DCIE roadmap and aligning talent, partnerships, and IP to future commercialization.

The Company continues to prioritize strategic growth over short-term revenue volatility, believing this disciplined approach will yield stronger margins, higher-quality earnings, and greater shareholder value over time.

REALITIES TEMPERED BUDGETS AND OUTLOOK - MANAGEMENT COMMENTARY FOLLOWS

Management believes DBMM has now completed the foundational phase of its transformation and is entering a growth and commercialization cycle. The following themes define its forward-looking strategy for FY2026–2027:

1.	Acceleration of the DCIE Roadmap. Completion of the first deployable version of the Digital Clarity Intelligence Engine and onboarding of pilot clients.

2.	Expansion of GTM Consulting Services. Scaling the GTM advisory business in the U.S. and EMEA, focusing on AI adoption strategy and execution for B2B enterprises.

3.	Diversification of Revenue Streams. Introduction of subscription and licensing models for DCIE, driving recurring revenue and gross margin expansion.

4.	Investor GTM Audits. Launch of a pre- and post-investment GTM Audit service for private equity and venture capital markets.

5.	Capital Efficiency. Maintain disciplined cost management and reinvestment ratio to support sustainable growth.

The Company expects modest revenue growth in run-up to Q1 FY2026, accelerating in FY2026 as the DCIE platform reaches commercialization and as enterprise demand for AI-driven GTM transformation increases.

The global marketing and consulting industry entered 2025 with heightened caution. According to PwC’s Global CEO Survey (2024), 45% of CEOs cited economic uncertainty and cost inflation as key inhibitors of growth investments. Gartner’s CMO Spend Survey (2024) further noted that marketing budgets fell to 7.7% of total company revenue, down from 9.1% in 2023 — one of the sharpest contractions since the pandemic period.

This environment materially affected procurement cycles, leading to delayed decisions and budget compression, especially in mid-market technology sectors. However, amid this slowdown, management identified a crucial structural shift: organizations are not abandoning digital transformation — they are refocusing it around AI and efficiency.

Digital Clarity’s Strategic Response

Rather than compete for shrinking tactical budgets, Digital Clarity repositioned itself to:

●	Move up the value chain, focusing on strategic GTM advisory engagements that directly tie to revenue outcomes;

●	Introduce AI efficiency consulting, helping clients replace inefficient marketing expenditure with intelligent automation;

●	Invest in proprietary tools, developing the DCIE platform to serve as both an internal accelerator and a market differentiator.

In summary, 2025 was a transitional yet constructive year for DBMM. While global economic conditions remained challenging, the Company used the period to invest strategically in AI capability, refine its service model, and position itself for high-margin growth.

Management believes that DBMM’s transformation is timely, deliberate, and sustainable, aligning with long-term trends reshaping how enterprises approach marketing, sales, and revenue operations in an AI-dominated landscape.

THE CASE FOR AI ADAPTATION IN MARKETING GOING FORWARD

The Pivot to AI-Augmented Consulting

Today, DC’s differentiation lies in its ability to blend consulting rigor with AI-powered execution. Its current portfolio integrates third-party AI tools while developing its proprietary system, the Digital Clarity Intelligence Engine (DCIE), that will eventually serve as both an internal operating core and a client-facing product.

This evolution mirrors macro trends across the global marketing and consulting industries:

●	AI adoption accelerating. McKinsey’s State of AI 2025 reports that 78% of global organizations use AI in at least one business function, with marketing, sales, and product development leading adoption.

●	Shift toward outcome-based consulting. Gartner projects that by 2026, over 60% of consulting engagements will include AI-driven insight delivery.

●	Explosion of the AI-enabled services market. IDC forecasts global spending on AI-centric solutions to exceed $300 billion by 2026, growing at a CAGR above 25%.

Digital Clarity is strategically positioned at this intersection: where consulting meets machine intelligence.

The current digital environment, characterized by fragmented consumer journeys, rising customer expectations for personalization, and intensified competition, demands a strategic pivot away from traditional, manual marketing methodologies. Artificial Intelligence (AI) is no longer a future-looking experiment; it is the foundational technology that is redefining marketing efficiency, precision, and return on investment (ROI). For us to maintain and accelerate our competitive advantage, the aggressive adaptation of AI into our core marketing strategy is not optional, it is a critical imperative.

THE DIGITAL CLARITY INTELLIGENCE ENGINE: PROPRIETARY TECHNOLOGY AS COMPETITIVE ADVANTAGE

Central to this transformation is the Digital Clarity Intelligence Engine (DCIE), our proprietary AI-driven technology platform currently nearing completion and moving into pilot deployment with select clients. The DCIE represents substantial development investment and positions Digital Clarity with a defensible competitive advantage in a rapidly evolving market.

The DCIE is an integrated suite of sophisticated modules designed specifically for the complexities of B2B technology marketing and go-to-market execution:

The Insight Engine Optimisation (IEO) module leverages machine learning to provide deep insights into market trends, customer behavior, and competitive landscapes, enabling data-driven decisions that traditional analytics tools cannot deliver.

The Strategic Navigator Suite (SNS) streamlines strategy development through sector-specific diagnostics, workflow automation, and scenario planning, transforming strategy formulation into a repeatable, scalable methodology enhanced by AI while retaining essential human judgment.

The Data Qualification & Alignment Framework (DQAF) ensures that data used in strategy development is accurate, relevant, and aligned with client objectives, addressing the critical challenge of unreliable or skewed data that undermines many AI implementations.

The Market Adaptation and Prediction Engine (MAPE) uses AI-powered predictive analytics to forecast market shifts and identify emerging opportunities, enabling clients to adapt strategies proactively rather than reactively.

The Digital Transformation Facilitator (DTF) supports companies through comprehensive digital transformation journeys, integrating digital marketing strategies with broader business objectives and facilitating seamless transformation efforts aligned with future digital landscapes.

The Collaborative Innovation Platform (CIP) integrates insights from clients, consultants, and external experts to support ideation, development, and implementation of innovative strategies, leveraging collective intelligence across stakeholder groups.

Importantly, the DCIE operates on both public large language models (including Anthropic’s Claude, OpenAI’s GPT, and Google’s Gemini) and private LLMs that maintain complete security for sensitive internal company data.

This hybrid architecture provides cutting-edge AI capabilities while ensuring proprietary information never leaves secure client environments, addressing the data privacy and security concerns that inhibit AI adoption at many enterprises.

The DCIE technology stack represents significant standalone value for DBMM. As proprietary software with immediate commercial application across a large addressable market, the DCIE can be licensed, white-labeled for strategic partners, or scaled across customer segments beyond our current direct client base, creating multiple potential revenue streams and enhancing shareholder value independent of our consulting services.

THE INVESTMENT INTELLIGENCE PLATFORM: EXPANDING THE ADDRESSABLE MARKET

On top of the above, Digital Clarity is developing the Digital Clarity Investment Intelligence Platform (DCIIP), a specialized offering for venture capital firms, private equity investors, and their portfolio companies.

DCIIP provides comprehensive pre-investment and post-investment go-to-market audit capabilities that enable investors to de-risk investments by identifying GTM weaknesses, competitive vulnerabilities, and growth opportunities before capital is committed. For portfolio companies, DCIIP conducts systematic assessments that reveal gaps between current GTM capabilities and the requirements for achieving targeted growth, then prescribes specific, actionable improvements.

This addresses a critical need in the investment community. While investors scrutinize financial metrics, technology assets, and market opportunity with sophisticated diligence processes, go-to-market capability often receives superficial evaluation despite being the determining factor in whether a promising company captures its market opportunity. DCIIP brings the same analytical rigor to GTM assessment that investors apply to financial and technical due diligence.

Early discussions with independent investment firms have validated demand for this capability, and we anticipate DCIIP contributing meaningfully to revenue growth as we formalize partnerships throughout fiscal 2026 and beyond.

STRATEGIC IMPACT

Once fully deployed, DCIE will:

●	Convert decades of consulting IP into a scalable digital asset.

●	Provide predictive, prescriptive, and generative capabilities within one unified environment.

●	Enable recurring, high-margin software revenue in addition to advisory income.

●	Strengthen DBMM’s competitive moat through proprietary data and algorithms.

Management believes DCIE will become the centerpiece of DBMM’s future valuation, unlocking an inflection point where the Company transitions from service-driven to technology-driven growth.

MARKET ALIGNMENT

Industry analysts such as IDC and Gartner predict that by 2028, AI-enabled revenue intelligence platforms will represent a $40–$50 billion market segment, growing at over 25% CAGR. DBMM’s early move into this space positions it as a first mover among smaller, public companies with a focused GTM niche.

DCIE embodies DBMM’s future: a convergence of strategic consultancy and proprietary software that scales insight, execution, and value creation.

DEMONSTRATED CLIENT SUCCESS

Digital Clarity’s client roster has included marquee B2B technology brands: Adobe Workfront, Xerox, Aurigo, Atos, Business Optix, Revo, Britannic Technologies, Bentley Systems, Kahua, Text Anywhere, and Synergy Sky.

These relationships have generated documented outcomes: 60% growth in annual recurring revenue for Kahua, 85% year-over-year growth for Bentley Systems, 44% sales growth for Text Anywhere, and 48% increase in enterprise sales for Adobe Workfront.

These results validate our strategic methodology and suggest that combining proven frameworks with DCIE technology enhancement will deliver even more compelling outcomes.

By moving up the value chain from execution vendor to strategic partner, Digital Clarity addresses the most critical pain points faced by modern businesses: complex, elongated sales cycles, geopolitical and socio-economic market noise, and the pervasive challenge of maintaining meaningful growth velocity.

This pivot positions DBMM not merely for incremental revenue growth, but for exponential value creation built on high-margin, advisory, and proprietary technology services designed for the future of commerce. According to trusted market data, the global market for AI consulting services, which is our new primary vertical, is projected for substantial growth through 2030, reinforcing the timeliness and massive potential of our strategic shift.

Digital Clarity remains at the forefront of driving marketing change and growth and creating lasting value for its clients based on a strong foundation for all stakeholders.

The market has spoken: the global AI in marketing industry is projected to reach over $107.5 billion by 2028, growing at a Compound Annual Growth Rate (CAGR) of approximately 36.6% (SEO.com). Our commitment to integrating and scaling AI across our marketing stack is therefore a non-negotiable step to capture efficiency gains, meet sophisticated customer demands, and ensure our long-term relevance and growth in an irrevocably altered digital world. We view this adaptation not as an expense, but as the essential investment in our future competitive infrastructure.

THE CASE FOR AI ADAPTATION IN MARKETING GOING FORWARD

Artificial Intelligence (AI) is no longer an experimental tool—it is rapidly becoming the core operating system of modern commerce.

For marketing and go-to-market (GTM) functions, AI now defines competitiveness, efficiency, and long-term enterprise value.

Macro Context

●	Global Adoption Surge. McKinsey’s State of AI 2025 reports that 78% of global organizations use AI in at least one business function, up from 55% in 2022, with marketing and sales among the top three functional areas of deployment.

●	Efficiency Imperative. According to PwC’s 2025 Global AI Survey, AI could contribute $15.7 trillion to the global economy by 2030, with $6.6 trillion attributed to productivity gains and $9.1 trillion to consumption-side effects such as personalized marketing and customer experience.

●	Budget Reallocation. Gartner’s 2025 CMO Spend Report shows that 76% of CMOs plan to increase AI-related investments, even as overall marketing budgets remain flat or decline—a clear signal that executives view AI as a cost-saving, not cost-adding, necessity.

●	Competitive Differentiation. Boston Consulting Group (BCG) notes that companies with embedded AI in marketing processes achieve two to three times faster revenue growth than peers who have not integrated AI decision systems.

THE TIME TO INVEST IN AI IS NOW FOR LONG-TERM BENEFIT

AI has moved beyond hype; it is now a capital allocation priority.
For investors and enterprises alike, the question is no longer if to invest, but where and how fast.

Global Investment Landscape

●	Record AI Capital Flows. According to Stanford’s AI Index 2025, private investment in AI reached $93 billion in 2024, representing a 160% increase since 2020. Venture and corporate investors alike are directing capital toward AI-augmented services, platforms, and infrastructure.

●	Enterprise Transformation Window. Accenture’s 2025 research shows that organizations that integrate AI into core business models by 2026 are expected to realize 30% higher profitability by 2030 than those that delay adoption.

●	AI in Marketing and GTM Functions. IDC estimates that spending on AI-driven marketing applications will grow at a 27% CAGR between 2023 and 2028, reaching $127 billion by 2028. This growth is outpacing every other category of enterprise software investment.

STRATEGIC OPPORTUNITY FOR DIGITAL CLARITY

Digital Clarity sits squarely at the nexus of this investment cycle. The Company’s transformation from digital marketing services to AI-enabled GTM consultancy mirrors the investment community’s focus on scalable, technology-driven growth models.

The Digital Clarity Intelligence Engine (DCIE)—currently under active development—represents both a defensive moat and a value-creation catalyst. Once commercialized, DCIE is expected to:

●	Generate recurring SaaS or usage-based revenue, improving predictability and valuation multiples;

●	Reduce service delivery costs through automation, enhancing margins;

●	Provide unique data and insight that strengthen client retention and cross-sell opportunities;

●	Position DBMM as a pure-play AI GTM intelligence company in a market with limited direct competitors.

Timing and Market Alignment

The timing of DBMM’s pivot aligns with what Deloitte describes as “the second wave of enterprise AI adoption” (2025–2028), characterized by scalable, domain-specific platforms rather than generalized AI tools. By focusing on GTM and revenue intelligence, DBMM is targeting a clear commercial niche underserved by large consultancies and crowded point-solution vendors.

Investor Rationale

For shareholders, the case for investing in DBMM is underpinned by:

●	Exposure to the fastest-growing segment of the AI economy - applied GTM intelligence;

●	A capital-efficient operating model with IP-based scalability;

●	A clear path from consultancy to software revenue, increasing enterprise value;

●	Leadership with demonstrated delivery in complex B2B environments; and

●	Strong macro tailwinds across AI, marketing transformation, and digital efficiency.

AI is not merely an enhancement to Digital Clarity’s business model, it is its foundation for future value creation.

The Company’s early and disciplined investment in the DCIE platform positions DBMM to capitalize on one of the most profound economic transformations of our time.

Management believes that investing now in proprietary AI capabilities will yield compounding benefits over the next decade: higher margins, recurring revenue, increased valuation multiple, and enduring shareholder value.

THE B2B MARKET REMAINS FERTILE

The B2B (business-to-business) sector remains one of the most fertile, defensible, and scalable opportunities for AI-driven transformation. While consumer markets are crowded with short-cycle technologies and volatile spending patterns, B2B economies are defined by recurring demand, complex buying cycles, and sustained value creation, the precise environment in which Digital Clarity excels.

Enduring Fundamentals

●	Resilient Global Spend. According to Gartner’s B2B Marketing Benchmarks 2025, global B2B marketing expenditure exceeded $163 billion, up 7% year-over-year despite macroeconomic tightening.

●	Technology as a Core Driver. IDC forecasts that B2B digital transformation spending will reach $3.4 trillion by 2026, representing more than 60% of total enterprise IT investment.

●	Shift Toward Data-Led GTM. Forrester projects that by 2027, 80% of B2B revenue leaders will prioritize integrated GTM systems combining marketing, sales, and operations data—precisely the convergence DCIE is built to serve.

Why It Matters to Digital Clarity

Digital Clarity operates within this structural expansion. The Company’s clients - technology, SaaS, fintech, and enterprise services firms, represent sectors leading the adoption of AI-driven GTM systems.

The reliability of enterprise demand, combined with the rising complexity of decision ecosystems, favors consulting partners who can unify insight, analytics, and strategy execution.

Strategic Advantage

1.	High Switching Barriers. B2B engagements involve long-term, relationship-driven contracts—producing durable revenue and customer lifetime value.

2.	High-Margin Advisory. Strategy-led consulting in B2B environments commands superior margins versus transactional marketing.

3.	AI Enablement at Scale. AI augments both efficiency (reducing cost-per-acquisition) and intelligence (improving sales conversion and forecasting accuracy).

SERVICES FOR A NEW ERA

Staying still is not an option. Digital Clarity delivers a continuum of strategy, analytics, and execution services, unified by a single mission: to help clients identify, quantify, and accelerate growth using structured, AI-enhanced GTM frameworks.

1. Strategic Consulting

DC partners with executive teams - CMOs, CROs, and CEOs - to design scalable GTM architectures. Services include:

●	Market segmentation and Ideal Customer Profile (ICP) definition.

●	Competitive intelligence and positioning strategy.

●	Value proposition development and route-to-market mapping.

●	Revenue operations (RevOps) design and performance metrics.

●	Board-level GTM audits and due diligence advisory for investors.

This stage defines the foundation of transformation—“where the company is and where it can grow.”

2. AI-Augmented Demand Creation

Leveraging both proprietary and third-party AI tools, DC builds predictive, content-driven demand engines:

●	Account-based marketing (ABM) and intent-driven outreach.

●	Predictive lead scoring and funnel acceleration.

●	Content intelligence and personalization using generative AI.

●	Pipeline visibility dashboards linking marketing and sales data.

The outcome: shorter sales cycles, higher ROI, and measurable pipeline attribution.

3. Revenue Enablement and Optimization

DC aligns marketing and sales functions through:

●	Revenue playbooks and sales enablement frameworks.

●	AI-driven forecasting and resource allocation.

●	Closed-loop analytics measuring marketing’s contribution to revenue.

These services are increasingly delivered via the DCIE platform, which automates parts of the process and provides real-time strategic recommendations.

4. Investor GTM Audit and Advisory

A key innovation for 2026 onward, DC offers pre- and post-investment GTM audits for venture capital and private equity firms. This service identifies risk, validates commercial readiness, and uncovers unrealized growth levers in portfolio companies, essentially functioning as a “commercial due diligence engine” powered by DCIE analytics.

Commercial Model

DC operates under three engagement models:

●	Retained advisory – ongoing strategic partnerships.

●	Project-based consulting – defined deliverables over set durations.

●	Subscription-based platform (DCIE, post-launch) – access to AI intelligence tools and dashboards.

This hybrid model balances stability with scalability, creating a bridge between consulting margins and software economics.

MARKET OPPORTUNITY AND COMPETITION

Market Opportunity

Digital transformation spending continues to surge. IDC’s Worldwide Digital Transformation Spending Guide (2025) forecasts $3.9 trillion in annual global digital transformation investment by 2027, representing a 17% CAGR from 2023. Within that, AI-enabled GTM and revenue intelligence solutions account for a rapidly growing subset expected to exceed $45 billion by 2028.

The GTM management consulting market—a fusion of marketing strategy, RevOps, and AI analytics—is estimated at $100 billion globally (Source: BCG Analysis, 2025).

The market is fragmented, offering significant opportunity for specialized, IP-rich players like Digital Clarity to establish leadership in defined niches.

Tailwinds Driving Growth

1.	AI Integration Mandates. By 2027, 80% of B2B enterprises plan to embed AI into customer acquisition and lifecycle management processes (Gartner, 2025).

2.	Data Complexity and Fragmentation. Businesses face data silos that limit insight generation—creating demand for integrated GTM intelligence engines.

3.	Economic Pressure for Efficiency. Boards are demanding lower CAC (Customer Acquisition Cost) and higher revenue efficiency—areas directly addressed by DC’s frameworks.

4.	Investor Oversight. PE/VC funds increasingly require data-backed GTM diligence before deploying capital. DC’s forthcoming AI audit product directly serves this need.

Competitive Landscape

The competitive field spans:

●	Large consultancies (Deloitte, Accenture, Bain) – broad in scope, less agile, limited focus on mid-market GTM execution.

●	Boutique advisory firms – high-touch but lack proprietary technology.

●	MarTech and RevOps platforms – strong software tools but limited strategic advisory capability.

Digital Clarity differentiates itself through a convergence of three elements rarely found together:

1.	Strategic Consulting Expertise. 20+ years advising complex B2B enterprises.

2.	Proprietary AI Technology. DCIE as a core differentiator and margin enhancer.

3.	Executional Agility. A hybrid team structure capable of adapting to client and market dynamics.

This blend creates a defensible position: a “consultancy-with-technology” model, distinct from software vendors and traditional agencies alike.

DEVELOPING U.S. FOOTPRINT FOR DIGITAL CLARITY IN 2026–2027

The United States represents the largest and most mature market for AI-enabled GTM consulting and SaaS adoption.

According to Statista and PwC (2025), the U.S. accounts for over 45% of global AI investment, with concentrations in technology hubs such as California, Texas, Massachusetts, and New York.

Though small inroads were made in late 2024 into 2025, this will be part of a larger focus moving forward. DBMM’s near-term expansion strategy is therefore focused on establishing a physical and commercial presence in these regions.

Strategic Rationale

1.	Client Proximity: Many of Digital Clarity’s prospects and target clients - enterprise software, fintech, cybersecurity, and SaaS firms, are headquartered in the U.S.

2.	Investment Ecosystem: U.S. venture and private-equity firms collectively manage over $13 trillion in assets (PitchBook, 2025), creating sustained demand for DC’s GTM Audit and Portfolio Advisory Services.

3.	Talent Access: The U.S. provides deep access to data scientists, AI engineers, and GTM strategists required for DCIE development and commercialization.

4.	Partnership Pipeline: Existing partnerships with technology providers (Google, Microsoft, Salesforce, Adobe) can be leveraged more effectively through U.S. proximity and co-marketing programs.

Recent Milestones

●	Completion of internal DCIE prototype and early pilot testing.

●	Launch of DC’s investor-facing GTM Audit framework.

●	Participation in OTC Markets Virtual Investor Conference (2025), increasing institutional and retail visibility.

●	Publication of investor and industry thought-leadership content on AI and GTM transformation.

●	Strengthened R&D and data-science partnerships to accelerate DCIE roadmap.

●	Reggie James appeared on numerous podcasts and social channels

●	New YouTube channel launching in 2026

New Social Initiatives to be announced to launch DCIE

DIGITAL CLARITY HAS A COMPETITIVE ADVANTAGE

DBMM’s Digital Clarity division holds a defensible position within the rapidly expanding AI and GTM transformation marketplace.

This advantage is derived from structural differentiation, intellectual property, and proven operational capability.

1. Proprietary Technology (DCIE)

The Digital Clarity Intelligence Engine is more than software — it is the codification of two decades of consulting expertise, algorithmically expressed.

Once commercialized, DCIE will deliver predictive analytics, decision automation, and growth simulation unmatched by generic AI marketing platforms.

2. Hybrid Business Model

DC unites consulting credibility with software scalability.

This hybrid model allows for:

●	Recurring SaaS revenue, complementing high-margin advisory income;

●	Continuous data enrichment through consulting engagements;

●	Feedback loops that accelerate product learning and differentiation.

Few competitors operate effectively in both spheres.

3. Market Focus and Expertise

DC specializes in B2B technology sectors — SaaS, fintech, enterprise software, and investor-backed ventures. This vertical specialization yields deeper insight, faster deployment, and higher client retention. By contrast, many large consultancies remain too generalist, while small agencies lack the scale or AI capability to compete.

4. Reputation and Leadership

Led by Reggie James, a recognized industry strategist with over 25 years’ experience guiding enterprise GTM programs, Digital Clarity has built credibility through award-winning performance and enduring client relationships.

That reputation provides a platform for brand trust, investor confidence, and strategic partnerships.

Conclusion:

Digital Clarity’s advantage is structural, not circumstantial — a combination of IP, executional expertise, and focus that positions DBMM at the forefront of the AI-driven consulting revolution.

GROWTH IN INVESTOR AWARENESS AND OUTREACH

DBMM recognizes that investor confidence and transparency are central to sustainable growth in the public markets. Accordingly, management has prioritized consistent communication, visibility, and compliance as pillars of its capital-markets strategy.

Enhanced Market Presence

During 2024–2025, DBMM increased its visibility through:

●	Participation in the OTC Markets Virtual Investor Conferences, presenting its AI transformation roadmap and business evolution to global investors;

●	Expanded content and disclosure across DBMMGroup.com, DigitalClarity.com, and OTCMarkets.com;

●	Strengthened investor relations materials, including strategic updates, financial highlights

These initiatives have broadened the shareholder base, improving liquidity and awareness of DBMM’s long-term strategy.

Future Outreach Plans

●	Continued participation in AI, digital transformation, and investor conferences to engage both institutional and retail investors.

●	Regular publication of quarterly technology and R&D updates post-DCIE milestones.

●	Consideration of strategic partnerships and analyst coverage as DCIE approaches commercialization.

●	Expanded social and professional media presence to communicate achievements and milestones transparently.

FINANCIAL OVERVIEW/OUTLOOK

THE DISRUPTIVE REALITY OF FISCAL 2025

Fiscal year 2025 tested the resilience of businesses across the global B2B technology landscape with an intensity not witnessed since the immediate post-pandemic period. DBMM, through its operating division Digital Clarity, was not immune to these forces, yet our experience during this tumultuous period catalyzed the most significant strategic transformation in our company’s history.

The fiscal year unfolded against a backdrop of cascading disruptions that fundamentally altered client behavior, compressed marketing budgets, and extended sales cycles across the B2B sector. These were not isolated challenges but rather an interconnected web of forces that demanded radical adaptation.

B2B sales teams faced mounting challenges throughout 2024, with win rates dropping by 18% in the latter half despite earlier signs of recovery, while sales cycles increased by 16%, requiring substantially more effort to close deals. Marketing budgets fell by 15% on average in 2024 according to Gartner analysis, with some organizations experiencing cuts as high as 20%, while 71% of CMOs reported that insufficient budgets or resources were hampering their efforts.

Digital Clarity experienced these dynamics directly. Clients who had historically maintained consistent marketing spend patterns suddenly implemented emergency budget reviews mid-fiscal year. Projects that would have been greenlit immediately in prior years were subjected to multi-level approval processes. Decision cycles that typically spanned 30-60 days extended to 90-120 days, with some strategic initiatives deferred indefinitely as organizations prioritized immediate operational stability over growth investments.

The reality of gLOBAL IMPACT

Though it is challenging to justify such a challenging year against the intentions at the beginning, the globalization in which we operate had an impact. Geopolitical risks reached unprecedented levels in 2024-2025, with conflicts in Europe and the Middle East creating ripple effects across global markets, disrupting supply chains and fueling regional instability, while more than 60 countries held significant elections amid widespread voter dissatisfaction over rising prices and reduced living conditions. Global GDP growth decelerated as rising trade frictions, persistent geopolitical and policy uncertainty, elevated market volatility, and inflation divergence reshaped the global outlook, with businesses operating in an environment marked by supply fragilities and fragmented policy signals.

For B2B technology companies, Digital Clarity’s core client segment, this uncertainty manifested in postponed expansion plans, conservative hiring, and a sharp pivot toward “prove it now” mentalities. Organizations that would previously invest in transformative marketing strategies on strategic conviction now demanded immediate, quantifiable ROI demonstrations before committing resources. In short, these clients paused activity realizing pursuit of short term gains were futile.

IMPACT ON DIGITAL CLARITY’S B2B MARKET SECTOR

By early 2025, 69% of sales representatives missed their quotas, with the top 17% of representatives generating 81% of total revenue, revealing a growing performance gap and indicating systemic challenges across the B2B sales function. This wasn’t simply about individual underperformance; it reflected fundamental shifts in buyer behavior and procurement complexity that rendered traditional sales and marketing approaches increasingly ineffective.

Winners in the B2B space were able to deliver 2 times the average revenue growth for their respective industries in 2024, while about one-third of organizations failed to deliver on their targets, with the biggest challenges cited as improving salesforce productivity, managing pricing pressures, and modernizing go-to-market technologies.

Digital Clarity found itself serving clients caught in this divide. Many struggled with outdated go-to-market frameworks unable to adapt to the new reality, while simultaneously lacking the internal expertise or bandwidth to reimagine their approaches fundamentally.

The confluence of these external forces produced tangible impacts on Digital Clarity’s fiscal 2025 performance. Revenues declined, however an uptick has started during the later part of the financial year. These numbers, while disappointing relative to our aspirations, tell only part of the story. They reflect not merely market conditions but a deliberate strategic pivot that required us to temporarily step away from commodity revenue streams to invest in building something transformational.

Behind The Revenue Reality

Our fiscal 2025 revenue performance reflected three distinct dynamics:

First, the accelerated commoditization of our legacy service offerings. A big challenge across B2B marketing in 2024 was eroding marketing budgets, with marketers seeing their budgets shrink over the course of the year and many heading into 2025 with fewer resources, requiring agencies and brands to be extra savvy in where they spend to extract maximum value. Pay-per-click management, SEO optimization, and tactical social media services, once profitable pillars of our business, faced relentless pricing pressure as lower-cost providers flooded the market and AI-powered tools enabled basic execution at dramatically reduced costs.

We made the conscious decision to exit or substantially reduce these commodity offerings rather than compete in a race to the bottom. While this decision impacted near-term revenues, it freed our team to focus entirely on higher-value consulting engagements and DCIE development.

Second, the extended sales cycles and compressed budgets described earlier directly impacted our ability to convert pipeline into closed business during the fiscal year. Deals we anticipated closing in Q2 and Q3 extended into Q4 and beyond. In several cases, clients who expressed strong intent to engage ultimately deferred decisions into fiscal 2026 as they navigated internal budget reallocations and organizational changes.

Third, and most significantly, we deliberately redirected substantial internal resources away from revenue-generating client work toward the intensive development effort required to bring the Digital Clarity Intelligence Engine (DCIE) from conceptual framework to deployable platform. This was not an incidental investment but a strategic imperative that demanded our best talent’s focused attention.

A Strategic Inflection Point - Why Standing Still Meant Losing

Confronting these challenges, DBMM’s management team faced a fundamental choice: attempt to defend declining commodity revenue streams through price competition and tactical adjustments or use the disruption as catalyst for transformational change.

We chose transformation.

The decision was informed by a clear recognition that the B2B marketing consulting landscape was undergoing a permanent structural shift. In 2025, 89% of leading businesses were already investing in AI to drive revenue growth, with artificial intelligence becoming an essential part of B2B marketing and sales strategies rather than merely an enhancement. Every business leader surveyed for Allego’s 2025 AI in Revenue Enablement Report, 100% now uses generative AI tools to support sales, marketing, or customer success, up from just 62% the prior year, marking a sharp shift toward full integration.

The message was clear. AI enablement had moved from competitive advantage to baseline requirement. Organizations lacking AI-augmented capabilities would not simply grow slower than AI-enabled competitors, they would become increasingly irrelevant.

For Digital Clarity, this meant that our decades of consulting expertise, while valuable, required a new delivery mechanism to remain competitively viable. Clients needed not just strategic advice but AI-powered systems that could operationalize that advice at scale, provide predictive insights, and accelerate execution dramatically.

Thus, DCIE was not an optional enhancement to our business model but rather the foundation for our continued relevance and growth.

DIGITAL CLARITY INTELLIGENCE ENGINE (DCIE) TAKES SHAPE

The fiscal 2025 challenges, paradoxically, provided invaluable clarity on precisely what the market needed. Through hundreds of client conversations, we identified consistent pain points that traditional consulting approaches could not adequately address:

1.	Strategic Insight Without Execution Capacity - Clients received excellent strategic recommendations but lacked the internal resources or technological infrastructure to implement them effectively.

2.	Data Abundance Without Actionable Intelligence - Organizations possessed vast datasets from CRM systems, marketing automation platforms, and engagement tracking, yet struggled to synthesize this information into clear, prioritized actions.

3.	Need for Speed at Enterprise Quality - Market dynamics demanded rapid decision-making and campaign deployment, yet quality and strategic alignment couldn’t be sacrificed for velocity.

4.	ROI Transparency and Attribution Complexity - CFOs and boards increasingly demanded precise attribution of marketing investments to revenue outcomes, capabilities that traditional marketing agencies couldn’t consistently deliver.

5.	AI Literacy Gap - While clients recognized AI’s importance, few possessed the internal expertise to evaluate AI solutions, integrate them into existing workflows, or maximize their value.

These insights shaped DCIE’s design from first principles.

DCIE: PROPRIETARY TECHNOLOGY AS STRATEGIC DIFFERENTIATOR

DCIE represents the culmination of more than two decades of go-to-market consulting expertise, algorithmically expressed through sophisticated AI-powered modules. This is not an off-the-shelf platform with Digital Clarity branding; it is proprietary intellectual property developed specifically to address the precise market gaps we identified.

Integrated Intelligence for B2B Growth

As mentioned previously, the Digital Clarity Intelligence Engine consists of six sophisticated, interconnected modules:

1.	The Insight Engine Optimization (IEO) leverages machine learning algorithms to provide deep insights into market trends, customer behavior and competitive landscapes. Unlike traditional analytics platforms that report historical performance, IEO identifies emerging patterns before they become obvious to competitors, enabling clients to capitalize on opportunities proactively.

2.	The Strategic Navigator Suite (SNS) streamlines strategy development through sector-specific diagnostics, workflow automation, and scenario planning. SNS transforms strategy formulation from an art form dependent on consultant intuition into a repeatable, scalable methodology enhanced by AI while retaining essential human judgment for final decisions.

3.	The Data Qualification & Alignment Framework (DQAF) ensures that data used in strategy development is accurate, relevant, and aligned with client objectives. DQAF addresses the critical challenge that undermines many AI implementations: unreliable or skewed input data that produces flawed recommendations regardless of algorithmic sophistication.

4.	The Market Adaptation and Prediction Engine (MAPE) uses AI-powered predictive analytics to forecast market shifts and identify emerging opportunities, enabling clients to adapt strategies proactively rather than reactively, a crucial advantage in volatile markets.

5.	The Digital Transformation Facilitator (DTF) supports companies through comprehensive digital transformation journeys, integrating digital marketing strategies with broader business objectives and facilitating seamless transformation efforts aligned with future digital landscapes.

6.	The Collaborative Innovation Platform (CIP) integrates insights from clients, consultants, and external experts to support ideation, development, and implementation of innovative strategies, leveraging collective intelligence across stakeholder groups.

The Hybrid Architecture: combines Security with Cutting-Edge Capability

Critically, DCIE operates on both public large language models (including Anthropic’s Claude, OpenAI’s GPT, and Google’s Gemini) and private LLMs that maintain complete security for sensitive internal company data.

This hybrid architecture addresses the single largest barrier to enterprise AI adoption: data security and privacy concerns. Proprietary information never leaves secure client environments, while DCIE still leverages the cutting-edge capabilities of frontier AI models for analysis and recommendation generation.

New future REVENUE models augmenting and going Beyond Consulting

DCIE has scope to be “Standalone Asset and Revenue Generator”

DCIE’s value extends beyond enhancing Digital Clarity’s consulting delivery. As proprietary software with immediate commercial application across a large addressable market, DCIE creates multiple potential revenue streams:

Direct Licensing - Organizations can license DCIE as a standalone platform, operated by their internal teams with Digital Clarity providing implementation support and ongoing platform enhancements.

White-Label Partnerships - Strategic partners in complementary sectors can white-label DCIE under their branding, creating new distribution channels and partnership revenue.

Subscription SaaS Model - A fully managed subscription offering provides continuous access to DCIE capabilities plus ongoing updates, support, and strategic guidance,creating predictable, recurring revenue with superior margins to project-based consulting.

Investor GTM Audit Services - Venture capital and private equity firms can leverage DCIE for pre-investment and post-investment go-to-market audits, identifying risks and opportunities in portfolio companies.

The AI marketing market is valued at $47.32 billion in 2025 and is expected to grow at a CAGR of 36.6% to reach $107.5 billion by 2028. DCIE positions DBMM to capture a meaningful share of this explosive growth, particularly in the specialized B2B go-to-market intelligence segment.

FISCAL 2026 OUTLOOK: THE TRANSFORMATION BEARS FRUIT

As DBMM enters fiscal 2026, we transition from investment phase to commercialization phase. DCIE’s development journey positions us for meaningful revenue acceleration and improved financial performance.

Revenue Projections and Growth Drivers

Management projects fiscal 2026 revenues of a minimum of $1,200,000, representing intended growth over fiscal 2025. This projection reflects:

DCIE Commercial Launch Impact - Q1 fiscal 2026 commenced with DCIE’s commercial availability, enabling conversion of developed pipeline into closed business. Initial pricing models command 2-3x premiums over legacy service offerings, reflecting DCIE’s enhanced value delivery.

Pilot Client Conversions - Pilot and beta participants transition to full commercial engagements, providing immediate revenue base as fiscal year opens.

Recurring Revenue Model Introduction - Subscription-based DCIE access creates predictable, high-margin recurring revenue stream beginning in Q2 fiscal 2026.

White-Label Partnership Revenue - To work on at least one white-label partnership anticipated to commence generating licensing revenue during fiscal year.

Expanded Market Reach - Strengthened U.S. presence, particularly in California technology corridors, accelerates client acquisition in the world’s largest B2B technology market.

Enhanced Win Rates - DCIE differentiation meaningfully improves competitive positioning, increasing win rates on contested opportunities.

Quarterly Revenue Trajectory Activity

Q1 FY2026 (September – November 2025)

●	DCIE commercial launch and pilot conversions drive immediate revenue impact

●	Traditional consulting engagements continue providing baseline revenue

●	Initial subscription revenue generation begins

Q2 FY2026 (December 2025 – February 2026)

●	Seasonal patterns less impactful due to subscription model introduction

●	White-label partnership revenue potentially commences

●	Expanded marketing activities generate increased lead flow

Q3 FY2026 (March – May 2026)

●	Full DCIE market awareness established through thought leadership and demonstration

●	Multiple subscription renewals and expansions contribute to compounding revenue growth

●	Investor GTM Audit services gain traction with venture capital and private equity firms

Q4 FY2026 (June – August 2026)

●	Compounding effects of recurring revenue model fully realized

●	Strategic client expansion and account growth accelerate

●	Planning for fiscal 2027 aggressive expansion supported by demonstrated traction

Path to Profitability and Sustainable Growth

Fiscal 2026 represents a transitional year toward sustainable profitability, with cash flow improvement preceding GAAP profitability achievement.

Gross Margin Expansion: DCIE-enabled services command premium pricing while reducing delivery costs through AI-powered automation, expanding gross margins from historical 35-40% range toward 55-65% target.

Operating Leverage: Platform approach enables serving more clients with proportionally smaller team expansion, creating operating leverage as revenue scales.

Recurring Revenue Impact: Subscription model provides predictable revenue visibility, enabling more efficient resource allocation and reducing sales cycle dependency.

EBITDA Pathway: Management targets EBITDA breakeven by Q3 fiscal 2026, with positive EBITDA throughout Q4, positioning the company for sustained profitability in fiscal 2027 and beyond.

THE INVESTMENT CASE: WHY DCIE CREATES TRANSFORMATIONAL VALUE

Market Opportunity Alignment

With 89% of leading businesses investing in AI to drive revenue growth and the AI marketing market valued at $47.32 billion in 2025 expected to reach $107.5 billion by 2028 at a 36.6% CAGR, the market timing for AI-enabled go-to-market platforms has never been stronger.

DBMM’s transformation positions the company at the intersection of multiple powerful trends:

AI Adoption Acceleration - 100% of business leaders now use generative AI tools to support sales, marketing, or customer success, with half reporting that AI has already helped boost revenue. DCIE provides the specialized go-to-market application layer that makes AI accessible and actionable for B2B organizations.

Shift from Commoditized Services to Strategic Platforms - Winners in the B2B space who deployed AI and related technologies at greater scale achieved 2 times the average revenue growth versus their industries in 2024. DCIE enables Digital Clarity’s clients to become those winners while positioning DBMM as the technology provider powering that transformation.

Revenue Intelligence Demand - Companies that effectively use analytics in service of marketing and sales performance are 1.5 times more likely to achieve above-average growth rates than their peers. DCIE’s predictive and prescriptive capabilities directly address this need.

Investor-Driven GTM Diligence - Private equity and venture capital firms managing over $13 trillion in assets (PitchBook, 2025) increasingly demand sophisticated go-to-market assessment capabilities. DCIE’s Investment Intelligence Platform addresses this previously underserved market segment.

Competitive Positioning and Defensibility

DCIE creates defensible competitive advantages:

Proprietary Technology - Unlike agencies licensing third-party tools, DCIE is wholly owned intellectual property continuously enhanced through client engagements and ongoing development.

Data Network Effects - Each DCIE deployment generates performance data and insights that improve algorithmic accuracy for all subsequent clients, creating compounding value.

Hybrid Expertise Model - Combining AI capability with deep consulting expertise proves difficult to replicate, requiring both technological sophistication and decades of go-to-market domain knowledge.

First-Mover Advantage in Niche - While large consultancies offer generic AI services and point-solution vendors provide narrow tools, few competitors address the specific B2B go-to-market intelligence niche with integrated platform plus advisory services.

Multiple Paths to Shareholder Value Creation

DCIE creates optionality for value realization:

Organic Growth - Scaled deployment of DCIE through Digital Clarity’s direct sales creates sustainable, high-margin revenue growth.

Strategic Partnerships - White-label agreements with complementary firms expand distribution without proportional cost increases.

Platform Licensing - Direct DCIE licensing to enterprises and mid-market firms provides software-like economics.

Strategic Acquisition - Proven platform with demonstrated client traction and proprietary IP creates attractive acquisition target for larger consultancies, MarTech platforms, or CRM vendors seeking AI capabilities.

Spin-Out Potential - DCIE’s standalone value potentially supports independent capitalization as separate entity, unlocking valuation multiples associated with software businesses rather than consulting firms.

LOOKING FORWARD, CONFIDENCE IN TRANSFORMATION

Fiscal 2025’s challenges tested DBMM’s resolve, but they also revealed the transformational opportunity that DCIE represents. The convergence of market need, technological capability, and Digital Clarity’s domain expertise creates a unique moment.

AI is transforming every aspect of B2B marketing, from team structures and culture to the balance between automation and creativity, with CMOs needing to position their organizations for sustained success in an increasingly AI-driven world by embracing AI literacy, fostering innovation-driven mindsets, and building in-house capabilities.

Digital Clarity has done precisely this, building the capabilities, developing the technology, and establishing the market position required to thrive in the AI-enabled future of B2B go-to-market strategy.

The year ahead offers the opportunity to demonstrate that the pain of fiscal 2025’s transformation was investment, not loss. With DCIE now commercially available, pipeline robust, and market demand for AI-enabled go-to-market solutions accelerating, management enters fiscal 2026 with justified confidence that DBMM’s best years lie ahead.

Our transformation from commoditized services provider to AI-enabled go-to-market intelligence platform positions us not merely to survive the disruption reshaping our industry but to emerge as a defining force within it.

For shareholders who maintained faith through fiscal 2025’s turbulence, your patience is about to be rewarded. For prospective investors evaluating DBMM, the opportunity to participate in a company at the precise inflection point between transformation investment and scaled commercialization rarely presents itself so clearly.

The future belongs to those who build it. We’ve built DCIE. Now we deploy it.

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

Fiscal Year 2025

We had $23,000 in cash and our working capital deficiency amounted to approximately $8.2 million at August 31, 2025.

During fiscal 2025, we used cash in our operating activities amounting to $546,000. Our cash used in operating activities was comprised of our net loss of $1,060,000, adjusted primarily for the following:

Change in fair value of derivative liability of $18,000 and gain on extinguishment of debt of $227,000.

Additionally, the following variations in operating assets and liabilities during fiscal 2025 impacted on our cash used in operating activity:

Increase in accounts payable, accrued expenses, accrued interest, and accrued compensation, of $782,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $509,000 which primarily consists of the proceeds from the issuance of loans payable.

Fiscal Year 2024

We had $49,000 in cash and our working capital deficiency amounted to approximately $7.4 million at August 31, 2025.

During fiscal 2025, we used cash in our operating activities amounting to $569,000. Our cash used in operating activities was comprised of our net loss of $892,000 adjusted primarily for the following:

Change in fair value of derivative liability of $169,000 and gain on extinguishment of debt of $158,000.

Additionally, the following variations in operating assets and liabilities during fiscal 2025 impacted on our cash used in operating activity: - to

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

The Company has outstanding loans and convertible notes payable aggregating $3.7 million at August 31, 2025 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of $537,000 from financing activities during fiscal 2025. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

RESULTS OF OPERATIONS

Comparison of Results for fiscal 2025 and 2024

	For the Years Ended
			Increase/	Increase/
	August 31,	August 31,	(Decrease)	(-)Decrease
	2025	2024	$	%

Revenues	$137,998	$237,868	$(99.870)	(42)%

Cost of revenues	112,619	234,601	(121,982)	(52)%

Gross profit	25,379	3,267	22,112	NM %

Operating expenses:
Sales, general and administrative	569,576	465,174	104,402	22%

Operating loss	(544,197)	(461,907)	82,290	18%

Other ( income) expense
Interest expense	751,986	606,984	145,002	24%
Other income	-	(34,778)	(34,778)	NM %
Loss (gain) on extinguishment of debt	(226,516)	(158,287)	68,229	NM
Change in fair value of derivative liability	(9,447)	(169,316)	(178,763)	NM
Other expenses, net	516,023	538,235	(67,212)	(12)%

Net loss	$(1,060,220)	$(1,045,142)	$15,078	1%

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

Geopolitical conflicts and uncertainties as well as risks of recession, high inflation alongside energy costs, and interest rate rises and means global conditions remained challenging in 2025.

The decrease in our revenues during fiscal 2025 is due to the temporarily decreased volume of services provided to certain clients.

Our cost of sales slightly decreased during fiscal 2025 , mostly in comparable proportion as the decrease in revenues.

The sales, general and administrative expenses increased during 2025 primarily as result of increased business development efforts to expand our customer base.

Interest expenses increased during 2025 primarily from the considerations provided pursuant to its financing activities with no equivalent transactions occurring in fiscal 2024 and an increase in weighted-average interest-bearing debt in fiscal 2025 when compared to fiscal 2024.

Other income, which consists of refundable research and development tax credits decreased during fiscal 2025 as we did not receive the same level of credits than in 2024.

The change in gain or loss on derecognition of liabilities is primarily due to the timing of substantiation or transactions triggering such gains and losses. For example, during 2024, we derecognized liabilities amounting to $158,287 which lapsed from statute of limitations following the dissolution of RGTVE while during fiscal 2025, we reached an agreement with a lender resulting in a gain of approximately $227,000.

The change in fair value of derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at August 31, 2025 and 2024 compared to the measurement dates.

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

	Fiscal
	2025	2024
Net loss	$(1,060,220)	$(1,045,142)
Interest	751,986	606,984
Loss on extinguishment of debt	(226,516)	(158,287)
Change in fair value of derivative liability	(9,447)	169,316

EBITDA, as adjusted	$(544,197)	$(427,129)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

{NEED NEW OPINION FROM AUDITORS}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digital Brand Media & Marketing Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Brand Media & Marketing Group, Inc. (the Company) as of August 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements. Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment. To address the significant judgments involved in revenue recognition, we inspected a sample of customer agreements, evaluated the identification and allocation of performance obligations, confirmed terms with customers, and reperformed management’s revenue calculations to verify the accuracy and timing of revenue recognized.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

The Woodlands, TX

November 28, 2025

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2025	2024
Assets

Current assets
Cash	$23,108	$49,815
Accounts receivable, net	35,139	11,010
Prepaid expenses and other current assets	255	592
Total current assets	58,502	61,417

Total assets	$58,502	$61,417

Liabilities and stockholders’ deficit

Current liabilities
Accounts payable and accrued expenses	$1,392,346	$812,483
Accrued interest	1,769,461	1,606,522
Accrued compensation	1,066,213	1,109,178
Derivative liability	133,446	375,792
Loans payable, net	3,740,352	3,161,226
Officers loans payable	42,969	46,040
Convertible debentures, net	293,253	517,242
	8,438,040	7,628,483

Loan payable, net of short-term portion	1,973	14,105

Total liabilities	8,440,013	7,642,588

Stockholders’ deficit
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 865,218,631, and 825,218,631, shares issued and outstanding	865,218	825,218
Additional paid in capital	10,117,989	9,813,090
Other comprehensive loss	(124,957)	(39,938)
Accumulated deficit	(19,241,756)	(18,181,536)

Total Stockholders’ deficit	$(8,381,511)	$(7,581,171)

Total Liabilities and stockholders’ deficit	$58,502	$61,417

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	August 31, 2025	August 31, 2024
Revenues	$137,998	$237,868

Cost of revenues	112,619	234,601

Gross profit	25,379	3,267

Operating expenses
Sales, general and administrative	569,576	465,174
Total operating expenses	569,576	465,174

Operating loss	(544,197)	(461,907)

Other ( income) expense
Interest expense	751,986	606,984
Other income	-	(34,778)
(Gain) loss on derecognition of liabilities	(226,516)	(158,287)
Change in fair value of derivative liability	(9,447)	169,316
Total other ( income) expense	516,023	583,235

Net loss	$(1,060,220)	$(1,045,142)

Other comprehensive loss
Foreign exchange translation	(85,019)	(91,365)
Comprehensive loss	(1,145,239)	(1,136,507)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
Basic and diluted	848,341,919	825,218,631

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended August 31,
	2025	2024
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Shares, beginning of period	825,218,631	825,218,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	40,000,000	-
Shares, end of period	$865,218,631	$825,218,631

Balance, beginning of period	$825,218	$825,218
Issuance of shares pursuant to satisfaction of convertible debt obligations	40,000	-
Balance, end of period	$865,218	$825,218

Additional paid-in capital
Balance, beginning of period	$9,813,090	$9,813,090
Reclassification of liability contracts to equity contracts	232,899	-
Issuance of shares pursuant to satisfaction of convertible debt obligations	72,000	-
Balance, end of period	$10,117,989	$9,813,090

Other Comprehensive Income (Loss)
Balance, beginning of period	$(39,938)	$51,427
Other comprehensive income (loss)	(85,019)	(91,365)
Balance, end of period	$(124,957)	$(39,938)

Accumulated Deficit
Balance, beginning of period	$(18,181,536)	$(17,136,394)
Net loss	(1,060,220)	(1,045,142)
Balance, end of period	$(19,241,756)	$(18,181,536)

Total Stockholders’ Deficit	$(8,381,511)	$(7,581,171)

See Notes to Consolidated Financial Statements

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	August 31,	August 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,060,220)	$(1,045,142)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(9,447)	169,316
(Gain) loss on derecognition of liabilities	(226,516)	(158,287)

Changes in operating assets and liabilities:
Accounts receivable	(23,206)	10,788
Accounts payable and accrued expenses	379,780	123,425
Accrued interest	445,466	417,135
Accrued compensation	(42,965)	(86,499)

NET CASH USED IN OPERATING ACTIVITIES	(537,108)	(569,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	521,478	596,817
Officer loans payable	(3,071)	(13,112)
Principal repayments loans payable	(9,157)	(7,853)

NET CASH PROVIDED BY FINANCING ACTIVITIES	509,250	575,852

EFFECT OF VARIATION OF EXCHANGE RATE OF CASH HELD IN FOREIGN CURRENCY	1,151	(1,294)

NET INCREASE/(DECREASE) IN CASH	(26,707)	5,294

CASH - BEGINNING OF PERIOD	49,815	44,521

CASH - END OF PERIOD	23,108	49,815

Supplemental disclosures of cash flow information:
Cash paid for interest	$519	$784
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares of common stock to settled certain aged convertible debt	$112,000	$-

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

The Company has outstanding loans and convertible notes payable aggregating $3.7 million at August 31, 2025 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raise substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated proceeds of approximately $537,000 from financing activities during fiscal 2025. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of August 31, 2025 or 2024.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At August 31, 2025 and 2024, the Company recognized $0 as the allowance for doubtful accounts.

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

Advertising Costs

Advertising costs, which are included in the cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $10,345 and $13,729, during fiscal 2025 and 2024, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share are calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for fiscal 2025 and 2024. The dilutive securities amounted to 140,872,750 and 84,523,650 shares of common stock and related to convertible notes as of August 31, 2025.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments at each measurement date, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During fiscal 2025 and 2024, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of August 31, 2025, and 2024, except for its derivative liability which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of August 31, 2025 and 2024 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consist of trades payable amounting to $369, 046 and $263,683 as of August 31, 2025 and 2024, respectively, and the carrying value of shares issuable of $1,023,300 and $ 548,800 as of August 31, 2025 and 2024, respectively.

NOTE 4 – LOANS PAYABLE

	August 31,
	2025	2024
Loans payable	$3,742,325	$3,161,226

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $10,596 at August 31, 2025, bears interest at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly starting in November 2022. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of August 31, 2025 are as follows:

Year ended August 31,

2026	$3,740,732
2027	1,973
$3,742,325

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	August 31,
	2025	2024
Convertible notes payable	$293,253	$517,242

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

NOTE 6 – OFFICERS LOANS PAYABLE

	August 31,
	2025	2024
Officers loans payable	$42,969	$46,040

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

Years Ended August 31
	2025	2024
Effective Exercise price	0.0018-.0028	0.0032-0.01
Effective Market price	.0009-.0014	0.0016-0.005
Volatility	18-24%	41-77%
Risk-free interest	3.83-4.12%	4.38-5.18%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during fiscal 2025 and 2024 are as follows:

Balance at September 1, 2023	$206,476
Changes in fair value of derivative liabilities	169,316
Balance, August 31, 2024	$375,792
Reclassification of liability contracts	(232,899)
Changes in fair value of derivative liabilities	(9,447)
Balance, August 31, 2025	$133,446

NOTE 8 – ACCRUED COMPENSATION

The Company owes $1,066,213 and $1,109,178 as of August 31, 2025 and 2024, respectively, in accrued compensation and expenses to certain directors and consultants. The amounts are non-interest bearing.

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

Common Stock

The Authorized Shares increased to 2,000,000,000 in April 4, 2016.

The Company successfully reached an agreement with a holder of convertible notes in consideration of 100,000,000 shares of the Company’s common stock during February 2025. The valuation of the consideration issued is $280,000. The Company has issued 40,000,000 shares and there are 60,000,000 shares issuable in the near future pursuant to this agreement. The value of all shares issued and issuable are reflected in the Company’s common stock and additional paid-in capital as of the agreement date in February 2025.

NOTE 10 – DERECOGNITION OF LIABILITIES

During fiscal 2025, the Company successfully reached an agreement with a holder of aged convertible debentures aggregating $739,415 in principal, accrued interest and derivative liabilities in consideration of 100,000,000 shares of the Company’s common stock, which generated an overall gain of $459,415 of which $226,516 was recognized as gain on derecognition of liabilities in the accompanying consolidated statement of operations and $232,899 was recognized as a reclassification of liability contracts to equity as an increase in additional paid-in capital in the accompanying stockholders’ deficit. The fair value of the shares issued amounted to $280,000 at the date of settlement, of which $120,000 was recognized as common stock and paid-in capital for the shares issued and $168,000 was recognized as accounts payable and accrued expenses for the shares issuable. The gain was recognized as gain on derecognition of liabilities in the accompanying consolidated statement of operations.

During fiscal 2024, the Company derecognized $158,287 of liabilities which lapsed from statute of limitations. The Company gathered the necessary documentation to ascertain the Company was no longer the obligor of such liabilities following the dissolution of RTGVE in January 2023. The derecognition of liabilities is recognized as a gain on the accompanying consolidated statement of operations.

NOTE 11 – OTHER INCOME

The Company received tax credits of $34,778 related to expenses incurred in the United Kingdom during fiscal 2024.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under non-cancellable operating leases which are renewable monthly as it is evaluating larger quarters. The leases have monthly base rents. The latest monthly base rent for the Company’s facilities ranges is less than $1,000.

Total rental expense amounted to $13,362, and $9,172 during fiscal 2025 and 2024, respectively.

Consulting Agreement

The annual compensation of Linda Perry is $150,000 for her role as a consultant and as Executive Director for US ( as well as Principal Executive and Financial Officer) interfaces to provide oversight regarding external regulatory reporting requirements. In addition, Ms. Perry is the lead executive for capital funding requirements and business development. The agreement has a rolling three-year term through September 2028.

NOTE 13 – INCOME TAXES

For the years ended August 31, 2025, and 2024, the benefit for income taxes differed from the amounts computed by applying the statutory federal income tax rate at which rate the tax benefits are expected to occur. The reconciliation is as follows:

	Years Ended August 31
	2025	2024
Benefit computed at statutory rate	$174,000	$187,000
State tax (benefit), net of federal affect	36,000	39,000
Increase in valuation allowance	(210,000)	(226,000)
Net income tax benefit	$-	$-

The Company has net operating loss carry-forward for income tax purposes aggregating approximately $9.0 million at August 31, 2025.

The net deferral tax asset is as follows:

	Years Ended August 31
	2025	2024
Net operating loss carry-forward	$2,279,000	$2,045,000
Accrued compensation and other liabilities	304,000	337,000
Valuation allowance	(2,583,000)	(2,382,000)
Net deferred tax asset	$-	$-

NOTE 14 – Foreign operations and segment reporting

Customer Concentration

Four and three of the Company’s customers accounted for 100% of its accounts receivable at August 31, 2025 and 2024, respectively. Five of the Company’s customers accounted for 100% of its revenues during fiscal 2025 and 2024, respectively.

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

As of August 31, 2025, a majority of our revenues and a majority of our assets are associated with subsidiaries located in the United Kingdom. Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues	$18,095	$119,903	$137,998
Total revenues	18,095	119,903	137,998
Identifiable assets at August 31, 2025	15,536	42,966	58,502

As of August 31, 2024, a majority of revenues and assets are associated with subsidiaries located in the United Kingdom. Assets and revenues for the year ended August 31, 2024, were as follows:

	United States	Great Britain	Total
Revenues	$115,684	$122,184	$237,868
Total revenues	115,684	122,184	237,868
Identifiable assets at August 31, 2024	7,465	53,952	61,417

NOTE 15 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2025, through the date these financial statements were issued, and has determined that it does not have any material subsequent events requiring disclosure or accrual.

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2025. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13 a-15(f) of the Exchange Act.

Our management conducted an evaluation of the effectiveness of its internal controls over financial reporting, as of August 31, 2025, based on the framework and criteria established in “Internal Control - Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting as required under item 308(a) of Regulations S-K in our Annual Report on Form 10-K, filed with the commission for the year ended August 31, 2024 was effective.

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

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2025 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended August 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

PART III MANAGEMENT

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth certain information, as of August 31, 2025, with respect to our directors and executive officers.

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

Compliance with Section 16(A) of the Exchange Act

Our common stock was registered pursuant to Section 12 of the Exchange Act during the fiscal years ended August 31, 2025 and 2024. Accordingly, our officers, directors and principal shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act during each year.

Code of Ethics

On December 1, 2004 we adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller and to persons performing similar functions. A copy of our Code of Ethics was previously filed as an Exhibit to our annual report on Form 10-KSB for the year ended August 31, 2004. A copy of our Code of Ethics will be provided to any person requesting the same without charge. To request a copy of our Code of Ethics please make a written request to us.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

None of our executive officers or employees received compensation in excess of $100,000 during fiscal 2025 and 2024, except as follows:

Name Principal Position	Fiscal Year Ended August 31,	($) Salary		($) Bonus	($) Stock awards	($) Option awards	($) Nonequity incentive plan compensation	($) Nonqualified deferred compensation earnings	($) All other Compensation	($) Total
Reggie James	2025	$169,815	(1)	-	-	-	-	-	-	$169,815
Executive Director	2024	$163,219	(2)	-	-	-	-	-	-	$163,219

Linda Perry	2025	$150,000	(3)	-	-	-	-	-	-	$150,000
Executive Director	2024	$150,000	(3)	-	-	-	-	-	-	$150,000

(1)	For the fiscal year ending August 31, 2025, Mr. James earned $ 169,815 of which $115,815 has been paid to Reggie James. $54,000 remains unpaid.

(2)	For the fiscal year ending August 31, 2024, Mr. James earned $ 163,219 of which $109,219 has been paid to Reggie James. $54,000 remains unpaid.

(3)	For the fiscal years ended August 31, 2025, and 2024, Ms. Perry earned $150,000 each year, of which $0 has been paid, $300,000 remains unpaid.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No stock appreciation rights were granted to the named executives during the fiscal years ended August 31, 2025 and 2024.

LONG TERM INCENTIVE PLAN AWARDS

No long-term incentive plan awards to the named executive officers during the fiscal years ended August 31, 2025 and 2024.

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

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal years ended August 31, 2025, and 2024 we did not adjust or amend the exercise price of any stock options or SARs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of August 31, 2025 by, (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountants for services rendered during fiscal 2025 and 2024 are set forth in the table below:

	2025	2024
Audit Fees (1)	$40,500	$38,225

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees. We incurred fees to our independent auditors of $-0- for audit related fees during fiscal years ended August 31, 2025, and 2024.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and other fees during the fiscal years ended August 31, 2025, and 2024.

Audit Committee’s Pre-Approval Practice.

For fiscal years ended August 31, 2025 and 2024, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

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

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

Date: November 28, 2025	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 28, 2025	By:	/s/ Linda Perry
Principal Executive Officer Principal Financial Officer Executive Director