Form 10-Q
period 2025-11-30
Digital Brand Media & Marketing Group, Inc.
filed 2026-01-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
January 14, 2026	865,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	November 30,	August 31,
	2025	2025
ASSETS

CURRENT ASSETS
Cash	$33,638	$23,108
Accounts receivable, net	18,137	35,139
Prepaid expenses and other current assets	255	255
Total assets	52,030	$58,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,350,082	$4,228,020
Derivative liability	132,821	133,446
Loans payable	3,873,490	3,740,352
Officers loans payable	42,969	42,969
Convertible debentures	293,253	293,253
	8,692,615	8,438,040

Loan payable, net of short-term portion	-	1,973

TOTAL LIABILITIES	8,692,615	8,440,013

STOCKHOLDERS’ DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 865,218,631 shares issued and outstanding	865,218	865,218
Additional paid in capital	10,117,989	10,117,989
Other comprehensive loss	(78,617)	(124,957)
Accumulated deficit	(19,547,170)	(19,241,756)

TOTAL STOCKHOLDERS’ DEFICIT	$(8,640,585)	$(8,381,511)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,030	$58,502

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)
	For the three-months ended
	November 30, 2025	November 30, 2024

Revenues	$47,017	$28,973

Costs and expenses
Cost of revenues	33,431	22,236
Sales, general and administrative	166,654	135,480
Total operating expenses	200,085	157,716

Operating loss	(153,068)	(128,743)

Other (income) expenses
Interest expense	152,971	191,921
Change in fair value of derivative liability	(625)	34,350
Total other (income) expenses	152,346	226,271

Net loss	$(305,414)	$(355,014)

Other comprehensive loss
Foreign exchange translation	46,340	31,652)
Comprehensive loss	(259,074)	(323,362)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
Basic and diluted	865,218,631	825,218,631

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three-month period ended November 30, 2025 and 2024

	(Unaudited)	(Unaudited)
	2024	2024
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Balance, beginning and end of period	865,218,631	825,218,631

Balance, beginning and end of period	$865,218	$825,218

Additional paid-in capital
Balance, beginning and end of period	$10,117,989	$9,813,090

Other Comprehensive Income (Loss)
Balance, beginning of period	$(124,957)	$(39,938)
Other comprehensive income (loss)	46,340	31,652
Balance, end of period	$(78,617)	$(8,286)

Accumulated Deficit
Balance, beginning of period	$(19,241,756)	$(18,181,536)
Net loss	(305,414)	(355,014)
Balance, end of period	$(19,547,170)	$(17,532,147)

Total Stockholders’ Deficit	$(8,640,585)	$(7,904,533)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the three-month period ended November 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(305,414)	$(355,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(625)	34,350

Changes in operating assets and liabilities:
Accounts receivable	16,203	1,430
Accounts payable and accrued expenses	130,416	193,556

NET CASH USED IN OPERATING ACTIVITIES	(159,420)	(125,678)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	180,475	109,650
Principal repayments loan payable	(9,943)	(3,240)
Officer loans payable	-	(3,071)

NET CASH PROVIDED BY FINANCING ACTIVITIES	170,532	103,339

Effect of variation of exchange rate of cash held in foreign currency	(582)	(788)

NET INCREASE/(DECREASE) IN CASH	10,530	(23,127)

Cash – beginning or period	23,108	49,815

Cash – end of period	$33,638	$26,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$156
Cash paid for taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Business and History of the Company

Digital Brand Media & Marketing Group, Inc. (The “Company”) is an OTCID listed company. The Company was organized under the laws of the State of Florida in 1998.

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

With a strong track record of success and a commitment to delivering tangible results, Digital Clarity is at the forefront of driving marketing change, and growth and creating lasting value for its clients. The teams’ experience in business transformation provides leading strategy, deployment, and measurement to its core market sectors including SaaS, Blockchain, Fintech, Software Sales, and Technology. Digital Clarity’s focus is on working with B2B tech leaders, delivering growth through a unique combination of leveraging its proven strategy, augmented with artificial intelligence (AI).

Since 2024, Digital Clarity pivoted its AI-focused business to ensure its sustainability, as it remains at the forefront of driving marketing change and growth and creating lasting value for its clients.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2025.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $4.2 million at November 30, 2025 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $170,532 from financing activities during the three months ending November 30, 2025. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of November 30, 2025.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of November 30, and August 31, 2025.

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

Advertising Costs

Advertising costs, which are included in the cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $7,385 and $10,345, during the three-month period ended November 30, 2025 and 2024, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three-month ended November 30, 2025 and 2024. The dilutive securities amounted to 845,236,498 and 240,565,568 shares of common stock and related to convertible notes as of November 30, 2025 and 2024, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of November 30, 2025, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended November 30, 2025 and 2024, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of November 30, 2025, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of November 30, 2025 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consist of the following at the respective dates:

	November 30, 2025	August 31, 2025
Trade payable	$367,518	$369,046
Compensation payable	1,036,909	1,066,213
Carrying value of shares issuable	1,055,800	1,023,300
Accrued interest	1,889,855	1,769,461
	$4,350,082	$4,228,020

NOTE 4 – LOANS PAYABLE

	November 30, 2025	August 31, 2025
Loans payable	$3,873,490	$3,742,325

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $6,922 at November 30, 2025 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of November 30, 2025 are as follows:

Twelve-month period ended November 30, 2026	$3,873,490

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	November 30, 2025	August 31, 2025
Convertible notes payable	$293,253	$293,253

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

NOTE 6 – OFFICERS LOANS PAYABLE

	November 30, 2025	August 31, 2025
Officers loans payable	$42,969	$42,969

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	November 30, 2025	August 31, 2025
Effective Exercise price	0.0007	0.0009
Effective Market price	.0013	0.0018
Volatility	14%	18%
Risk-free interest	3.61%	3.83%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the three-month period ended November 30, 2025 are as follows:

Balance at August 31, 2025	$133,446
Changes in fair value of derivative liabilities	(625)
Balance, November 30, 2025	$132,821

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

Total rental expense amounted to $3,634, and $3,343 during November 30, 2025 and 2024, respectively.

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

NOTE 10 – Foreign operations and segment reporting

Customer Concentration

Three of the Company’s customers accounted for 100% of its accounts receivable at November 30 and August 31, 2025, respectively. Three of the Company’s customers accounted for 100% of its revenues during the three-month period ended November 30, 2025 and 2024, respectively.

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

Assets and revenues as of and for the respective periods were as follows:

	United States	Great Britain	Total
Revenues for the three-month period ended November 30, 2025	$-	$47,017	$47,017
Identifiable assets at November 30, 2025	10,268	41,762	52,030

	United States	Great Britain	Total
Revenues for the three-month period ended November 30, 2024	$7,755	$21,218	$28,973
Identifiable assets at November 30, 2024	22,020	14,531	36,551

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations after November 30, 2025 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2025

We had $34,000 in cash and our working capital deficiency amounted to approximately $8.6 million at November 30, 2025.

During the three-month period ended November 30, 2025, we used cash in our operating activities amounting to $159,000. Our cash used in operating activities was comprised of our net loss of $305,000 adjusted primarily for the following:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $130,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $170,000 which primarily consists of the proceeds from the issuance of notes payable.

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

Change in fair value of derivative liability of $34,000.

Additionally, the following variations in operating assets and liabilities during the three-month period ended November 30, 2024 impacted our cash used in operating activity:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $194,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $103,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three-month ended November 30, 2025 and 2024

	For the three-month period ended
	November 30,	November 30,	Increase/ (Decrease)	Increase/ (-)Decrease
	2025	2024	$	%

Revenues	$47,017	$28,973	$18,044	62%

Cost of revenues	33,431	22,236	11,195	50%

Sales, general and administrative	166,654	135,480	31,174	23%

Operating income ( loss)	(153,068)	(128,743)	24,325	19%

Other ( income) expenses
Interest expense	152,971	191,921	(38,950)	(20)%
Change in fair value of derivative liability	(625)	(34,350)	(34,975)	NM )
Total other expenses	152,346	226,271	(73,925)	(22)%

Net loss	$(305,414)	$(355,014)	$(49,600)	(14)%

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

The increase in our revenues is due to providing our enhanced services to new clients.

The increase in cost of revenues is commensurate with the increase in revenues.

The increase in sales, general and administrative expenses is primarily due to additional expenses incurred in connection with customer acquisition.

The decrease in interest expenses increased primarily from the higher considerations provided pursuant to its financing activities during the first quarter of fiscal 2025.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at November 30, 2025 and 2024 compared to the measurement dates.

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

	Three-month period ended November 30,
	2025	2024
Net loss	$(305,414)	$(355,014)
Interest	152,971	191,921
Change in fair value of derivative liability	(625)	34,350

EBITDA, as adjusted	$(153,068)	$(128,743)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2025. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2025 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 14, 2026

By:	/s/ Linda Perry
Linda Perry
Principal Executive Officer
Principal Financial Officer
Executive Director