Form 10-Q
period 2026-02-28
Digital Brand Media & Marketing Group, Inc.
filed 2026-04-14
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
April 14, 2026	865,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	February 28	August 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash	$63,335	$23,108
Accounts receivable, net	18,166	35,139
Prepaid expenses and other current assets	255	255
Total assets	81,756	$58,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,441,273	$4,228,020
Derivative liability	149,256	133,446
Loans payable	4,045,218	3,740,352
Officers loans payable	42,969	42,969
Convertible debentures	293,253	293,253
	8,971,969	8,438,040

Loan payable, net of short-term portion	-	1,973

TOTAL LIABILITIES	8,971,969	8,440,013

STOCKHOLDERS’ DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 865,218,631 shares issued and outstanding	865,218	865,218
Additional paid in capital	10,117,989	10,117,989
Other comprehensive loss	(83,453)	(124,957)
Accumulated deficit	(19,791,962)	(19,241,756)

TOTAL STOCKHOLDERS’ DEFICIT	$(8,890,213)	$(8,381,511)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,756	$58,502

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended February 28,		For the six-month period Ended February 28,
	2026	2025	2026	2025
REVENUES	$38,672	$27,604	$85,689	$56,577

COSTS AND EXPENSES
Cost of revenues	21,974	24,854	55,405	47,090
Sales, general and administrative	132,917	194,379	299,571	329,859
TOTAL OPERATING EXPENSES	154,891	219,233	354,976	376,949

OPERATING LOSS	(116,219)	(191,629)	(269,287)	(320,372)

OTHER (INCOME) EXPENSE
Interest expense	112,138	126,061	265,109	317,982
Gain on derecognition of liabilities	-	(459,415)	-	(459,415)
Change in fair value of derivative liability	16,435	(42,779)	15,810	(8,429)
TOTAL OTHER (INCOME) EXPENSES, NET	128,573	(376,133)	280,919	(149,862)

NET INCOME (LOSS)	$(244,792)	$184,504	$(550,206)	$(170,510)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(4,836)	18,677	41,504	50,329
COMPREHENSIVE LOSS	(249,628)	203,181	(508,702)	(120,181)

NET LOSS PER SHARE
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	865,218,631	856,329,742	865,218,631	841,793,217
Diluted	865,218,631	1,064,819,641	865,218,631	841,793,217

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six-month period ended February 28, 2026 and 2025

	(Unaudited)	(Unaudited)
	2026	2025
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Balance, September 1	865,218,631	825,218,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	40,000,000
Balance February 28	865,218,631	865,218,631

Balance, December 1	865,218,631	825,218,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	40,000,000
Balance February 28	865,218,631	865,218,631

Balance, September 1	$865,218	$825,218
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	40,000
Balance , February 28	865,218	865,218

Balance, December 1	$865,218	$825,218
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	40,000
Balance , February 28	865,218	865,218

Additional paid-in capital
Balance, September 1	$10,117,989	$9,813,090
Issuance of shares pursuant to satisfaction of convertible debt obligations		240,000

Balance February 28	10,117,989	10,053,090

Balance, December 1	$10,117,989	$9,813,090
Issuance of shares pursuant to satisfaction of convertible debt obligations		240,000

Balance February 28	10,117,989	10,053,090

Other Comprehensive Income (Loss)
Balance, September 1	$(124,957)	$(39,938)
Other comprehensive income (loss)	41,504	50,329
Balance, February 28	$(83,453)	$10,391

Other Comprehensive Income (Loss)
Balance, December 1	$(78,617)	$(8,286)
Other comprehensive income (loss)	(4,836)	18,677
Balance, February 28	$(83,453)	$10,391

Accumulated Deficit
Balance, September 1	$(19,241,756)	$(18,181,536)
Net loss	(550,206)	(170,510)
Balance, February 28	$(19,791,962)	$(18,352,046)

Accumulated Deficit
Balance, December 1	$(19,547,170)	$(18,536,550)
Net (loss) income	(244,792)	184,504
Balance, February 28	$(19,791,962)	$(18,352,046)

Total Stockholders’ Deficit	$(8,890,213)	$(7,904,533)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the six-month period ended February 28,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(550,206)	$(170,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	15,810	(8,429)
Gain on derecognition of liabilities	-	(459,415)

Changes in operating assets and liabilities:
Accounts receivable	16,973	(4,907)
Accounts payable and accrued expenses	212,749	357,536

NET CASH USED IN OPERATING ACTIVITIES	(304,674)	(285,725)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	358,225	283,683
Principal repayments loan payable	(13,324)	(6,423)
Officer loans payable	-	(3,071)

NET CASH PROVIDED BY FINANCING ACTIVITIES	344,901	274,189

Effect of variation of exchange rate of cash held in foreign currency	-	(1,491)

NET INCREASE/(DECREASE) IN CASH	40,227	(13,027)

Cash – beginning or period	23,108	49,815

Cash – end of period	$63,335	$36,788

Supplemental disclosures of cash flow information:
Cash paid for interest	$92	$221
Cash paid for taxes	$-	$-
Non-cash financing and investing activities
Derecognition of accrued interest	-	280,000
Derecognition of convertible notes	-	282,527
Derecognition of derivative liabilities	-	223,899

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2025.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $4.3 million at February 28, 2026 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $344,901 from financing activities during the six months ending February 28, 2026. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of February 28, 2026.

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

Advertising Costs

Advertising costs, which are included in the cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $7,385 and $10,345, during the three-month period ended February 28, 2026 and 2025, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the three-month ended February 28, 2026 and the six-month ended February 28, 2026 and 2025. The dilutive securities amounted to 390,918,561 and 845,236,498 shares of common stock and related to convertible notes as of February 28, 2026 and 2025, respectively. During the three-month period ended February 28, 2025, the dilutive securities amounted to 208,489,899 shares of common stock and related to convertible notes.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of February 28, 2026, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended February 28, 2026 and 2025, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of February 28, 2026, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of February 28, 2026 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consist of the following at the respective dates:

	February 28, 2026	August 31, 2025
Trade payable	$386,612	$369,046
Compensation payable	996,883	1,066,213
Carrying value of shares issuable	1,055,800	1,023,300
Accrued interest	2,001,978	1,769,461
	$4,441,273	$4,228,020

NOTE 4 – LOANS PAYABLE

	February 28, 2026	August 31, 2025
Loans payable	$4,045,218	$3,742,325

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%., with the exception of one loan payable to a financial institution. Such loan, which amounted to $6,569 at February 28, 2026 bears interest rate at 2.5%, is unsecured, matures in November 2027 with principal and interest payable monthly. This loan is part of a Bounce Back Loan Scheme from the UK Government.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of February 28, 2026 are as follows:

Twelve-month period ended February 28, 2027	$4,045,218

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	February 28, 2026	August 31, 2025
Convertible notes payable	$293,253	$293,253

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

NOTE 6 – OFFICERS LOANS PAYABLE

	February 28, 2026	August 31, 2025
Officers loans payable	$42,969	$42,969

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	February 28, 2026	August 31, 2025
Effective Exercise price	0.0004	0.0009
Effective Market price	.0008	0.0018
Volatility	63%	18%
Risk-free interest	3.48%	3.83%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the six-month period ended February 28, 2026 are as follows:

Balance at August 31, 2025	$133,446
Changes in fair value of derivative liabilities	15,810
Balance, February 28, 2026	$149,256

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

NOTE 10 – Foreign operations and segment reporting

Customer Concentration

Three of the Company’s customers accounted for 100% of its accounts receivable at November 30 and August 31, 2025, respectively. Three of the Company’s customers accounted for 100% of its revenues during the three-month period ended February 28, 2026 and 2025, respectively.

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

Assets and revenues as of and for the respective periods were as follows:

	United States	Outside of United States	Total
Revenues for the six-month period ended February 28, 2026	$18,000	$67,689	$85,689
Identifiable assets at February 28, 2026	25,851	55,905	81,756

	United States	Great Britain	Total
Revenues for the six-month period ended February 28, 2025	$7,755	$48,822	$56,577
Identifiable assets at February 28, 2025	8,971	43,783	52,754

NOTE 10 – DERECOGNITION OF LIABIILITIES

During the six-month period ended February 28, 2025, the Company successfully reached an agreement with a holder of convertible debentures aggregating $739,415 in principal, accrued interest and derivative liabilities in consideration of 100,000,000 shares of the Company’s common stock, which generated a gain on extinguishment of debt of $459,415, of which 40,000,000 shares were issued as of February 28, 2025. The fair value of the shares issued amounted to $280,000 at the date of settlement. The gain was recognized as gain on derecognition of liabilities in the accompanying unaudited consolidated statement of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations after February 28, 2026 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

FISCAL 2026 OUTLOOK: THE TRANSFORMATION BEARS FRUIT [ to be updated]

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

SIX MONTH PERIOD ENDED FEBRUARY 28, 2026

We had $63,000 in cash and our working capital deficiency amounted to approximately $9.0 million at February 28, 2026.

During the six-month period ended February 28, 2026, we used cash in our operating activities amounting to $304,000. Our cash used in operating activities was comprised of our net loss of $550,000 adjusted primarily for the following:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $213,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $345,000 which primarily consists of the proceeds from the issuance of notes payable.

SIX MONTH PERIOD ENDED FEBRUARY 28, 2025

We had $37,000 in cash and our working capital deficiency amounted to approximately $7.4 million at February 28, 2025.

During the three-month period ended November 30, 2024, we used cash in our operating activities amounting to $286,000. Our cash used in operating activities was comprised of our net loss of $171,000 adjusted primarily for the following:

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

We generated cash from financing activities of $274,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three-month and six-month ended February 28, 2026 and 2025

	For the Three Month Period Ended				For the Six Month Period Ended
	February 28,	February 28,	Increase/ (Decrease)	Increase/ Decrease (-)	February 28	February 28,	Increase/ (Decrease)	Increase/ Decrease (-)
	2026	2025	$	%	2026	2025	$	%
Revenues	$38,672	$27,604	$11,068	40%	$85,689	$56,577	$29,112	51%

Cost of revenues	21,974	24,854	(2,880)	(12)%	55,405	47,090	(30,288)	(9)%

Sales, general and administrative	132,917	194,379	(61,462)	(32)%	299,571	329,859	(30,288)	(9)%

Operating loss	(116,219)	(191,629)	(75,410)	(39)%	(269,287)	(320,372)	(51,085)	(16)%

Other (income) expense
Interest expense	112,138	126,061	(13,923)	(11)%	265,109	317,982	(52,873)	(17)%
Gain on derecognition of liabilities	-	(459,015)	(459,015)	(100)	-	(459,015)	(459,015)	(100)
Change in fair value of derivative liability	16,435	(42,779)	59,214	NM	15,810	(8,429)	24,239	NM
Total other expenses ( income), net	128,573	(376,133)	504,706	NM	280,819	(149,862)	430,781	NM

Net income ( loss)	$(244,792)	$184,504	429,296	NM	$(550,206)	$(170,510)	$(379,696)	NM

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

The increase in sales, general and administrative expenses is primarily due to timing in incurring expenses in connection with customer acquisition.

The decrease in interest expenses, particularly as it relates to the six-month ended February 28, 2026 is primarily due to higher considerations provided pursuant to its financing activities during the first quarter of fiscal 2025.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at February 28, 2026 and 2025 compared to the measurement dates.

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

	Three-month period ended		Six-month period ended
	February 28
	2026	2025	2026	2025
Net income (loss)	$(244,792)	$184,504	$(550,206)	$(170,510)
Interest	112,138	126,061	265,109	317,982
Gain on derecognition of liabilities	-	(459,415)	-	(459,415)
Change in fair value of derivative liability	16,435	(42,779)	15,810	(8,429)
Loss before interest, tax, depreciation, and amortization, as adjusted	$(116,219)	$(191,629)	$(269,287)	$(320,372)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2026. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2026 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 14, 2026

By:	/s/ Linda Perry
Linda Perry
Principal Executive Officer
Principal Financial Officer
Executive Director