Form 10-Q
period 2026-05-31
Digital Brand Media & Marketing Group, Inc.
filed 2026-07-15
CIK 1127475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	DBMM	OTC Markets

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Date	Shares Outstanding
July 15, 2026	865,218,631

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	May 31	August 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash	$25,101	$23,108
Accounts receivable, net	36,663	35,139
Prepaid expenses and other current assets	255	255
Total assets	62,019	$58,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,606,381	$4,228,020
Derivative liability	149,640	133,446
Loans payable	4,204,359	3,740,352
Officers loans payable	42,969	42,969
Convertible debentures	293,253	293,253
	9,296,602	8,438,040

Loan payable, net of short-term portion	-	1,973

TOTAL LIABILITIES	9,296,602	8,440,013

STOCKHOLDERS’ DEFICIT
Preferred stock, Series 1, par value .001; authorized 2,000,000 shares; 1,995,185, and 1,995,185 shares issued and outstanding	1,995	1,995
Preferred stock, Series 2, par value .001; authorized 2,000,000 shares; 0 and 0 shares issued and outstanding	-	-
Common stock, par value .001; authorized 2,000,000,000 shares; 865,218,631 shares issued and outstanding	865,218	865,218
Additional paid in capital	10,117,989	10,117,989
Other comprehensive loss	(131,384)	(124,957)
Accumulated deficit	(20,088,401)	(19,241,756)

TOTAL STOCKHOLDERS’ DEFICIT	$(9,234,583)	$(8,381,511)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,019	$58,502

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the three-month period ended May 31,		For the nine-month period ended May 31,
	2026	2025	2026	2025
REVENUES	$48,600	$25,090	$134,289	$81,667

COSTS AND EXPENSES
Cost of revenues	34,462	19,409	89,867	66,499
Sales, general and administrative	127,855	91,406	427,426	421,265
TOTAL OPERATING EXPENSES	162,317	110,815	517,293	487,764

OPERATING LOSS	(113,717)	(85,725)	(383,004)	(406,097)

OTHER (INCOME) EXPENSE
Interest expense	182,338	142,654	447,447	460,636
Gain on derecognition of liabilities	-	-	-	(459,415)
Change in fair value of derivative liability	384	(414)	16,194	(8,843)
TOTAL OTHER (INCOME) EXPENSES, NET	182,722	142,240	463,641	(7,622)

NET LOSS	$(296,439)	$(227,965)	$(846,645)	$(398,475)

OTHER COMPREHENSIVE LOSS
Foreign exchange translation	(47,931)	(120,341)	(6,427)	(70,012)
COMPREHENSIVE LOSS	(344,370)	(348,306)	(853,072)	(468,487)

NET LOSS PER SHARE
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	865,218,631	925,218,631	865,218,631	869,703,925
Diluted	865,218,631	925,218,631	865,218,631	869,703,925

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the nine-month period ended May 31, 2026 and 2025

For the nine-month period ended May 31, 2026 and 2025

	(Unaudited)	(Unaudited)
	2026	2025
Series 1
Preferred Stock
Shares, beginning and end of period	1,995,185	1,995,185

Preferred Stock
Balance, beginning and end of period	$1,995	$1,995

Series 2
Preferred Stock
Shares, beginning and end of period	-	-

Preferred Stock
Balance, beginning and end of period	$-	$-

Common Stock
Balance, September 1	865,218,631	825,218,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	100,000,000
Balance May 31	865,218,631	925,218,631

Balance, March 1	865,218,631	925,218,631
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	-0
Balance May 31	865,218,631	925,218,631

Balance, September 1	$865,218	$825,218
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	100,001
Balance , May 31	865,218	925,219

Balance, March 1	$865,218	$925,219
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	-
Balance , May 31	865,218	925,219

Additional paid-in capital
Balance, September 1	$10,117,989	$9,813,090
Issuance of shares pursuant to satisfaction of convertible debt obligations		179,999

Balance May 31	10,117,989	9,993,089

Balance, March 1	$10,117,989	$9,993,089
Issuance of shares pursuant to satisfaction of convertible debt obligations	-	-

Balance May 31	10,117,989	9,993,089

Other Comprehensive Income (Loss)
Balance, September 1	$(124,957)	$(39,938)
Other comprehensive income (loss)	(6,427)	(70,012)
Balance, May 31	$(131,384)	$(109,950)

Other Comprehensive Income (Loss)
Balance, March 1	$(83,453)	$10,391
Other comprehensive income (loss)	(47,931)	(120,341)
Balance, May 31	$(131,384)	$(109,950)

Accumulated Deficit
Balance, September 1	$(19,241,756)	$(18,181,536)
Net loss	(846,645)	(398,475)
Balance, May 31	$(20,088,401)	$(18,580,011)

Accumulated Deficit
Balance, March 1	$(19,791,962)	$(18,352,046)
Net (loss) income	(296,439)	(227,965)
Balance, May 31	$(20,088,401)	$(18,580,011)

Total Stockholders’ Deficit	$(9,234,583)	$(7,769,658)

See Notes to Unaudited Consolidated Financial Statements.

DIGITAL BRAND MEDIA & MARKETING GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)	(Unaudited)
	For the nine-month period ended May 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(846,645)	$(398,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	16,194	(8,843)
Gain on derecognition of liabilities	-	(459,415)

Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(7,023)
Accounts payable and accrued expenses	374,858	464,704

NET CASH USED IN OPERATING ACTIVITIES	(457,117)	(409,052)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	475,975	390,993
Principal repayments loan payable	(16,865)	(9,157)
Officer loans payable	-	(3,071)

NET CASH PROVIDED BY FINANCING ACTIVITIES	459,110	378,765

Effect of variation of exchange rate of cash held in foreign currency	-	848

NET INCREASE/(DECREASE) IN CASH	1,993	(29,439)

Cash – beginning or period	23,108	49,815

Cash – end of period	$25,101	$20,376

Supplemental disclosures of cash flow information:
Cash paid for interest	$105	$221
Cash paid for taxes	$-	$-
Non-cash financing and investing activities
Derecognition of accrued interest	-	$280,000
Derecognition of convertible notes	-	282,527
Derecognition of derivative liabilities	-	223,899

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the year ending August 31, 2026. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended August 31, 2025.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has outstanding loans and convertible notes payable aggregating $4.5 million at May 31, 2026 and doesn’t have sufficient cash on hand to satisfy such obligations. The preceding raises substantial doubt about the ability of the Company to continue as a going concern. However, the Company generated net proceeds of $459,110 from financing activities during the nine months ending May 31, 2026. The Company also has a non-binding Commitment Letter from an investor of $250,000 which also includes a right of first refusal on additional capital raise up to $3 million which will contribute to satisfying such obligations and fund any potential cash flow deficiencies from operations for the foreseeable future.

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of May 31, 2026.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are presented net of allowance for doubtful accounts.

The Company has a policy of reserving uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had no allowance for doubtful accounts as of May 31, 2026 and August 31, 2025.

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

Advertising Costs

Advertising costs, which are included in the cost of sales and general and administrative expenses in the accompanying statements of operations, are expensed when incurred. Total advertising expenses amounted to $7,385 and $10,345, during the three-month period ended May 31, 2026 and 2025, respectively.

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

Earnings (loss) per common share

The Company utilizes the guidance per FASB Codification “ASC 260 “Earnings Per Share”. Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti- dilutive. Such securities have been excluded from the per share computations for the periods ended May 31, 2026 and 2025. The dilutive securities amounted to 390,918,561 and 164,957,289 shares of common stock and related to convertible notes as of May 31, 2026 and 2025, respectively.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of May 31, 2026, which consist of convertible instruments and rights to shares of the Company’s common stock and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three-month period ended May 31, 2026 and 2025, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial method), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of May 31, 2026, except for its derivative liabilities which are valued based on Level 3 inputs.

Cash is highly liquid and easily tradable as of May 31, 2026 and therefore classified as Level 1 within our fair value hierarchy.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consist of the following at the respective dates:

	May 31, 2026	August 31, 2025
Trade payable	$404,594	$369,046
Compensation payable	961,684	1,066,213
Carrying value of shares issuable	1,112,800	1,023,300
Accrued interest	2,127,303	1,769,461
	$4,606,381	$4,228,020

NOTE 4 – LOANS PAYABLE

	May 31, 2026	August 31, 2025
Loans payable	$4,204,359	$3,742,325

The loans payables are generally due on demand and have not been called, are unsecured, and are bearing interest at a range of 0-12%.

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

The aggregate schedule maturities of the Company’s loans payable outstanding as of May 31, 2026 are as follows:

Twelve-month period ended May 31, 2027	$4,204,359

NOTE 5 – CONVERTIBLE DEBENTURES

The Company’s convertible debentures consisted of the following:

	May 31, 2026	August 31, 2025
Convertible notes payable	$293,253	$293,253

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

NOTE 6 – OFFICERS LOANS PAYABLE

	May 31, 2026	August 31, 2025
Officers loans payable	$42,969	$42,969

The loans payables are due on demand, are unsecured, and are non-interest bearing.

NOTE 7 – DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments as derivative liabilities. At each measurement date, the fair value of the embedded conversion features was based on the lattice binomial method using the following assumptions:

	May 31, 2026	August 31, 2025
Effective Exercise price	0.0004-.00064	0.0009
Effective Market price	.0008	0.0018
Volatility	63%	18%
Risk-free interest	3.79%	3.83%
Terms	365 days	365 days
Expected dividend rate	0%	0%

Changes in the derivative liabilities during the nine-month period ended May 31, 2026 are as follows:

Balance at August 31, 2025	$133,446
Changes in fair value of derivative liabilities	16,194
Balance, May 31, 2026	$149,640

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

NOTE 10 – Foreign operations and segment reporting

Customer Concentration

Three of the Company’s customers accounted for 100% of its accounts receivable at May 31, 2026 and August 31, 2025, respectively. Three of the Company’s customers accounted for 100% of its revenues during the three-month period ended May 31, 2026 and 2025, respectively.

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

Assets and revenues as of and for the respective periods were as follows:

	United States	Outside of United States	Total
Revenues for the nine-month period ended May 31, 2026	$21,000	$113,289	$134,289
Identifiable assets at May 31, 2026	21,608	40,411	62,019

	United States	Great Britain	Total
Revenues for the nine-month period ended May 31, 2025	$20,340	$51,327	$81,667
Identifiable assets at May 31, 2025	13,038	40,842	53,880

NOTE 10 – DERECOGNITION OF LIABIILITIES

During the nine-month period ended May 31, 2025, the Company successfully reached an agreement with a holder of convertible debentures aggregating $739,415 in principal, accrued interest and derivative liabilities in consideration of 100,000,000 shares of the Company’s common stock, which generated a gain on extinguishment of debt of $459,415, of which 40,000,000 shares were issued as of May 31, 2025. The fair value of the shares issued amounted to $280,000 at the date of settlement. The gain was recognized as gain on derecognition of liabilities in the accompanying unaudited consolidated statement of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company has analyzed its operations after May 31, 2026 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose.

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

Q1 FY2026 (September 1 – November 30, 2025)

●	DCIE commercial launch and pilot conversions drive immediate revenue impact

●	Traditional consulting engagements continue providing baseline revenue

●	Initial subscription revenue generation begins

Note: The first quarter proceeded broadly in line with the trajectory set out above. DCIE moved from development into commercial availability, and early client conversations progressed from demonstration to scoped engagement discussions. Traditional consulting engagements continued to provide baseline revenue while the Company’s higher-value, DCIE-enabled offering was introduced to the market.

Q2 FY2026 (December 1, 2025 – February 28, 2026)

●	Seasonal patterns less impactful due to subscription model introduction

●	White-label partnership revenue potentially commences

●	Expanded marketing activities generate increased lead flow

Note: The second quarter reflected a period of deliberate, structured investment in the Company’s pivoted offering, with revenues at virtual parity with the prior period. Pipeline development continued across consulting and DCIE-enabled engagements, with several opportunities progressing through evaluation toward contract. During the quarter, an established client relationship entered a strategic pause in preparation for a broader, more substantive agreement, which was concluded in the third quarter.

Q3 FY2026 (March 1 – May 31, 2026)

●	Full DCIE market awareness established through thought leadership and demonstration

●	Multiple subscription renewals and expansions contribute to compounding revenue growth

●	Investor GTM Audit services gain traction with venture capital and private equity firms

Note: The third quarter delivered the first tangible conversion of the Company’s transformation into contracted business. The Company’s agreement with Xamun was reconstituted and expanded, converting the relationship from project-based delivery into an ongoing advisory mandate of broader scope. The quarter also marked the recommencement of geographic expansion beyond the United Kingdom, with active client engagements now extending to the United States and, through an ongoing engagement with an R&D tax advisory firm operating across the UK, UAE and Cyprus.

Q4 FY2026 (June 1 – August 31, 2026)

●	Compounding effects of recurring revenue model fully realized

●	Strategic client expansion and account growth accelerate

●	Planning for fiscal 2027 aggressive expansion supported by demonstrated traction

Note: The fourth quarter is in progress at the date of this filing. Activity is concentrated on execution of contracted engagements, conversion of advanced-stage pipeline, and preparation for fiscal 2027.

The foregoing notes reflect management’s discussion of actual events and engagements in execution as of the date of this filing and are made under the Safe Harbor Provisions applicable to forward-looking statements.

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

EBITDA Pathway: our goal is to achieve sustained profitability and positive cash flows from operating activities. We target EBITDA breakeven in fiscal 2027.

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

COMPANY INITIATIVES TO REMOVE CERTAIN AGED DEBT

Regarding capital infusion, the Company resolved in 2015 to eliminate any consideration of using convertible debentures as a financing vehicle. Accordingly, the Company has not issued convertible debentures since 2015, nor have any convertible debentures been executed since 2016.

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

In February 2025, we reached an agreement with a holder of convertible debentures to satisfy obligations aggregating $739,000 in consideration of 100 million shares of the Company’s common stock which generated a gain on extinguishment of debt of $459,415.

NINE MONTH PERIOD ENDED MAY 31, 2026

We had $25,000 in cash and our working capital deficiency amounted to approximately $9.2 million at May 31, 2026.

During the nine-month period ended May 31, 2026, we used cash in our operating activities amounting to $457,000. Our cash used in operating activities was comprised of our net loss of $846,000 adjusted primarily for the following:

Increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $375,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $459,000 which primarily consists of the proceeds from the issuance of notes payable.

NINE MONTH PERIOD ENDED MAY 31, 2025

We had $20,000 in cash and our working capital deficiency amounted to approximately $7.8 million at May 31, 2025.

During the nine-month period ended May 31, 2025, we used cash in our operating activities amounting to $409,000. Our cash used in operating activities was comprised of our net loss of $398,000 adjusted primarily for the following:

Gain on derecognition of liabilities of $459,000 offset by an increase of accounts payable, accrued expenses, accrued interest, and accrued compensation, of approximately $465,000, resulting from a short fall in liquidity and capital resources.

We generated cash from financing activities of $379,000 which primarily consists of the proceeds from the issuance of notes payable.

Comparison of Results for the three-month and nine-month ended May 31, 2026 and 2025

	For the Three Month Period Ended				For the Nine month Period Ended
	May 31,	May 31,	Increase/ (Decrease)	Increase/ Decrease (-)	May 31	May 31,	Increase/ (Decrease)	Increase/ Decrease (-)
	2026	2025	$	%	2026	2025	$	%
Revenues	$48,600	$25,090	$23,510	94%	$134,289	$81,667	$52,622	64%

Cost of revenues	34,462	19,409	15,053	78%	89,867	66,499	23,368	35%

Sales, general and administrative	127,855	91,406	36,449	40%	427,426	421,265	6,161	1)%

Operating loss	(113,717)	(85,725)	27,992	33%	(383,004)	(406,097)	(23,093)	(6)%

Other (income) expense
Interest expense	182,338	142,654	39,684	28%	447,447	460,636	(13,189)	(3)%
Gain on derecognition of liabilities	-	-	-		-	(459,015)	(459,015)	(100)
Change in fair value of derivative liability	384	(414)	798	NM	16,194	(8,843)	25,037	NM
Total other expenses (income), net	182,722	142,240	40,482	28%	463,641	(7,622)	471,263	NM

Net income (loss)	$(296,439)	$(227,965)	68,474	30%	$(846,645)	$(398,475)	$448,170	NM

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

The increase in sales, general and administrative expenses is primarily due to timing in incurring expenses in connection with customer acquisition costs.

The increase in interest expenses, particularly as it relates to the three-month ended May 31, 2026 is primarily due to higher considerations provided pursuant to its financing activities during the third quarter of fiscal 2026 while the decrease during the nine-month period ended May 31, 2026 is primarily attributable to a greater considerations provided pursuant to financing activities during the first and second quarters of 2025.

The decrease in gain on derecognition of liabilities is primarily attributable to a nonrecurring gain on derecognition of liabilities during the second quarter of 2025.

The change in fair value of in derivative liabilities between comparable periods is primarily attributable to in the Company’s fluctuation in expected volatility of our stock price used in the assumptions to compute its fair value at May 31, 2026 and 2025 compared to the measurement dates.

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

	Three-month period ended		Nine-month period ended
	May 31
	2026	2025	2026	2025
Net income (loss)	$(296,439)	$(227,965)	$(846,645)	$(398,475)
Interest	182,338	142,654	447,447	460,636
Gain on derecognition of liabilities	-	-	-	(459,415)
Change in fair value of derivative liability	384	(414)	16,194	(8,843)
Loss before interest, tax, depreciation, and amortization, as adjusted	$(113,717)	$(85,725)	$(383,004)	$(406,097)

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

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2026. Our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented in accordance with GAAP.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2026 identified in connection with the evaluation thereof by our management, including our Principal Executive Officer and Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 15, 2026

By:	/s/ Linda Perry
Linda Perry
Principal Executive Officer
Principal Financial Officer
Executive Director